Form 10-K
period 2013-12-31
Knowles Corp
filed 2014-03-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36102
Knowles Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-1002689 (I.R.S. Employer Identification No.)

1151 Maplewood Drive, Itasca, IL 60143	60143
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 250-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2013, the registrant’s common stock was not publicly-traded. The number of outstanding shares of the registrant’s common stock as of March 21, 2014 was 85,027,624.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders (to be filed not later than 120 days after the end of registrant’s fiscal year) (the “2014 Proxy Statement”) is incorporated by reference into Part III hereof.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements regarding business strategies, market potential, future financial performance, future action, results and other matters which are “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. Additionally, forward-looking statements include, but are not limited to:

•	expectations as to future sales of products;

•	ability to protect intellectual property in the United States and abroad;

•	estimates regarding capital requirements and needs for additional financing;

•	estimates of expenses, future revenues and profitability;

•	estimates of the size of the markets for products and services;

•	expectations related to the rate and degree of market acceptance of products; and

•	estimates of the success of other competing technologies that may become available.

In particular, information included under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements.

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will be achieved or accomplished. Factors that could cause actual results or events to differ materially from those anticipated include the matters described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Knowles does not undertake any obligation to update any forward-looking statement, except as required by applicable law.

PART I

ITEM 1. BUSINESS

Separation from Dover Corporation

On February 28, 2014, Knowles Corporation ("Knowles") became an independent, publicly-traded company as a result of the distribution by Dover Corporation ("Dover") of 100% of the outstanding common stock of Knowles to Dover’s shareholders. Dover’s Board of Directors approved the distribution of its shares of Knowles on February 6, 2014. Knowles’ Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on February 10, 2014. On February 28, 2014, Dover's shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover common stock held as of the record date. Knowles common stock began trading “regular-way” under the ticker symbol “KN” on the New York Stock Exchange on March 3, 2014.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Knowles,” the “Company,” “we,” “our” or “us” refer to Knowles Corporation and its combined subsidiaries, after giving effect to the spin-off of Knowles from Dover Corporation, (ii) “Former Parent” refer to Dover Corporation and (iii) the “Separation” or the “Distribution” refer to our spin-off from our Former Parent. Knowles was incorporated in Delaware on June 12, 2013 for the purpose of holding certain of Former Parent’s communication technologies businesses in connection with the Separation. The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

Overview

Knowles engages in the design and manufacture of innovative products and components which serve the mobile consumer electronics, medical technology, telecommunications infrastructure, military/space and other industrial end markets. We were built by our Former Parent through a series of acquisitions (including Knowles Electronics, Vectron International, Novacap, Syfer, Dielectric, Voltronics and Sound Solutions) and internal growth initiatives spanning the last 20 years. We have a leading position in MicroElectroMechanical Systems (“MEMs”) microphones, speakers and receivers which are used in mobile handsets, smartphones and tablets within the consumer electronics market. We are also a leading manufacturer of transducers used in the hearing health segment of the medical technology market and have a strong position in oscillators (timing devices) and capacitors which serve the telecommunication infrastructure, military/space and other industrial markets.

Management Philosophy

Our leadership guides the continued progress of our research and development, the expansion of our technology platforms, and the efficacy of our businesses. This guidance is achieved through an understanding of end-user needs and by anticipating the opportunities we can bring to our product design and manufacturing. We are an application-based technology company, and our businesses are committed to operational excellence and to being market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. In addition, we are committed to creating value for our customers, employees and shareholders through sustainable business practices that protect the environment, and developing products that help our customers meet their sustainability goals.

Our Strengths

We believe that the following competitive strengths will enable us to continue to expand on our industry-leading position serving the communication technologies industry:

Leader in the communication technologies industry

We have built an industry-leading enterprise in terms of brand recognition, technology and market presence in communication technologies. Based on market share, we are a leading supplier of acoustic components to all major handset original equipment manufacturers (“OEMs”) and hearing aid OEMs. We also have a strong position in supplying oscillators and capacitors to customers in the telecommunications infrastructure, military/space and other industrial markets. Dynamic research and fast product development cycles, and high-volume, scalable manufacturing capabilities are characteristics that we have developed and intend to continue to build upon.

Market leading product innovation

We invest significant resources in research and development and bring significant application expertise with capabilities to quickly and effectively design, develop and manufacture new products to meet our customers’ needs. We maintain design centers in multiple locations in North America, Europe and Asia, which enables us to attract the best talent in every region of the world. We have increased our spending by over 50% to support our research and development functions over the last three years and spend approximately 7% of revenue on an annual basis on projects intended to preserve and extend our technological advantage.

Operational excellence

We have a proven track record of executing operational improvements, through cost reductions, increased yields and improving capacity utilization. Our diversified operations include high-volume scalable production capabilities, fully automated production lines and labor-intensive assembly processes. We maintain major manufacturing facilities in three countries which are integrated through a centralized operating system and supply chain.

Well-established, collaborative relationships with leading customers

Our close relationship with our customers enables us to develop critical expertise regarding our customers’ requirements and needs. We use that expertise and application knowledge, coupled with our research and development, to design differentiated products that are used to enhance the end users’ acoustic interface with their mobile devices or ensure performance in mission critical applications. Our products have been designed into multiple generations of our customers’ products.

Executive management team with proven history of success

Our President and Chief Executive Officer and the majority of his direct reports and the core operational team have worked together for a significant number of years. The executive management team has driven our strong history of profitability and cash flow generation, and demonstrated a proven ability to execute under multiple ownership structures, including private equity and as part of the segment company structure within our Former Parent. In addition to Jeffrey Niew, our President and Chief Executive Officer, our named executive officers include John Anderson, Michael Adell, Raymond Cabrera and David Wightman, who all held senior positions of responsibility at our Former Parent prior to the Separation. For more information regarding the named executive officers and other members of the management team of Knowles, see “Executive Officers of the Registrant.”

Strong financial performance allows us to exceed customer demands

Our business model has evolved as our end markets have developed and grown over the years. Our strong history of profitability and cash flow generation, supported by a strong and flexible balance sheet, will enable us to continue to invest in new products and technology at a rapid pace in order to meet and exceed customer demands.

Business Segments

We are organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280—Segment Reporting and are comprised of (i) Mobile Consumer Electronics (“MCE”) and (ii) Specialty Components (“SC”). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers and receivers, used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Europe and Asia.

•
SC specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. SC’s transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Operating facilities and sales, support and engineering facilities are located in North America, Europe and Asia.

We sell our products directly to OEMs and to their contract manufacturers and suppliers, and to a lesser extent through distributors worldwide.

The following table shows the percentage of total revenue and segment earnings generated by each of our segments for the years ended December 31, 2013, 2012 and 2011:

	Revenue			Segment Earnings
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Mobile Consumer Electronics	64%	60%	52%	70%	62%	54%
Specialty Components	36%	40%	48%	30%	38%	46%

The following table shows total assets by segment at December 31, 2013 and 2012:

(in thousands)	December 31,
	2013	2012
Mobile Consumer Electronics	$1,638,241	$1,561,398
Specialty Components	538,659	487,256
Corporate / eliminations	(6,784)	2,438
Total	$2,170,116	$2,051,092

Our Markets and Market Trends

Our products serve a variety of end markets, notably, consumer mobile devices, medical technology, aerospace and defense and telecom, and can generally be divided into two categories: Acoustic Components and Specialty Components, as described below.

•
Acoustic Components. Includes analog and digital microphones, MEMs microphones, surface mounted device microphones, receivers, speakers, speaker modules, multi-functional devices, ultrasonic sensors and integrated audio sub-systems.

•	Specialty Components. Includes transducers, oscillators, capacitors and filters.

The markets served by Acoustic Components continue to be driven by trends in smartphone and tablet innovation and demand. Today, mobile device OEMs are facing ever-rising challenges to differentiate their products in the global marketplace while managing growing cost pressures and time-to-market expectations. However, mobile consumers and mobile carriers alike are expecting better quality voice calls, audio and video conferencing, capturing and playback, media content consumption and gaming, as well as extended battery life. To enable smart mobile devices to handle ever more demanding audio use cases, OEMs are increasingly adopting more intelligent active audio components (audio chipset) and higher performance passive acoustic components. Trends impacting the smartphone market today include:

•
Smartphone growth from feature phone substitution. The smartphones segment within the handset device market has exhibited consistently strong unit growth over the past five years (>40% unit volume compound annual growth rate). There continues to be a positive mix shift from the proliferation of lower-end smartphone devices and the further cannibalization of feature phones (i.e., non-smartphones). The average smartphone continues to drive higher audio content including more microphones and higher value speakers than its feature phone counterpart, compounding the growth of acoustic content as mobile phone sales rise.

•
Smartphone OEM market share shifts are likely to remain volatile for some time. Recently, Nokia and Blackberry have lost significant market share to other U.S. and Asian-based OEMs who have released smartphones that have been more readily accepted due to, among other factors, perceived feature sets and price points. We expect the OEM market to continue to be dynamic over time, characterized by rapid market share shifts driven by new product introductions, price points and feature sets.

•
New OEM product line rollouts. Smartphones continue to shift to Long Term Evolution (“LTE”), a standard for 4G wireless technology, and the shift is expected to buoy unit growth in developed markets and drive the competitive landscape in high-end chipsets through 2014. Aggressive LTE deployments are expected in China, in addition to a build-out of deeper coverage profiles in the U.S., Japan, Korea and Northern Europe. This will likely drive an increase in LTE smartphone units over the next five years, which should help maintain some level of high-end smartphone volume growth despite high market penetration.

•
Shortened smartphone upgrade plans at U.S. carriers. Several U.S. carriers have recently introduced new smartphone plans which offer consumers the option of paying for their phone in monthly installments with no upfront lump sum payment, and the ability to upgrade again in 12 months. Plans such as these could drive greater-than-expected unit growth (turnover) at the high end, as they are most likely to appeal to high-income consumers seeking to upgrade their phone more frequently.

•
High-end consumer elasticity. Consumers are reluctant to downgrade from a high-end smartphone to a low-end smartphone in most circumstances. This is especially true as high-end smartphones will likely continue to offer significant performance advantages and new functionality compared to low-end smartphones.

•
Proliferation of premium acoustics. Consumers are seeking improved acoustics solutions, regardless of the country they live in or the type of device they are using.  As a result, acoustic dollar content is generally expanding per device for two primary reasons.  First, many of the solutions we are introducing are higher performance and command higher value. Secondly, OEMs are increasing the number of acoustic components per device. Over the past several years, we have seen an increase in the number of microphones used in high end smartphones. The benefits to the user are substantial, including reduced background noise, improved voice recognition, better hands-free communication and enhanced audio recording and playback capabilities.  OEMs and their customers recognize the importance of these features in their next-generation products. We believe an additional opportunity exists for these trends to proliferate to mid-range phones and tablets, as well as emerging wearable devices.  Knowles can capitalize on these market demands by leveraging our acoustics expertise and proprietary process technologies to deliver solutions that improve the performance of our OEM customers’ devices.

Specialty Components products are sold across diverse end markets, and relative to the Acoustic Components end markets, portions of this business face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades and expansion, and government contracts. These products can be divided into the following categories:

•
Medical and life sciences products (i.e., transducers, hearing aids, capacitors). Product sales are largely driven by aging demographics, healthcare spending, the rise of a middle class in emerging markets and government subsidies.

•
Aerospace and defense communications (i.e., capacitors, filters, oscillators). Aerospace and defense spending and automation (largest end market), telecom regional coverage and bandwidth expansion, and growing industrial power supply requirements are a few of the end market trends driving the product sales in this sector.

•
Telecom infrastructure (i.e., capacitors, filters, oscillators). Sales are typically levered to the expansion of large telecom companies, looking to increase wireless signal in new or existing territories, although these products are also sold to aerospace and defense companies (i.e., airplane radio frequencies).

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In the case of MCE, we operate four facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan and India. Although end-user demand for consumer electronics is global, and marketing activities occur globally, critical mass for manufacturing is located in Asia and, as a result, a large majority of MCE’s manufacturing capacity is based in Asia, primarily China, Malaysia and the Philippines.

In the case of SC, we operate three facilities in Asia to serve the manufacturing sites of both hearing aid OEMs and the contract manufacturers who build OEM headsets on behalf of earphone makers. These OEM manufacturing sites are largely based in China, Singapore, Indonesia and Vietnam. Although marketing activities and end-user demand for hearing aid and specialty consumer components is global, critical mass for manufacturing is located in Asia for the purposes of being close to the point of assembly. We also operate three facilities in the United States, one in Mexico, and three in Europe for the manufacturing of capacitors and oscillators that support our global telecom and military customers, as well as their suppliers and contract manufacturers.

While no significant statutory limitation exists, a repatriation of profits from foreign markets to the United States is inherently inefficient, as business expansion opportunities and capital expenditure requirements are expected to be consistent with the needs of our direct customer and manufacturing locations.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the fast growing handset market. Capturing growth opportunities usually results from competition across both platform and component designs, which supports position, pricing and margins. Continuous research and development investment allows for the capture of all emerging new brands with early mover advantage. Flexibility in balancing full and semi-automation is a key to achieving a superior cost structure. Additionally, it is important for component vendors to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for handsets has shortened to eight months from two years. Key competitors include:

•	MCE: AAC Technologies and Goertek

•	SC: Sonion for hearing health and a highly fragmented set of competitors across capacitor and oscillator products for each end market

In the mobile consumer electronics segment, our investments in research and development enable us continually to introduce new products that are higher performance. Our customers are quickly adopting these higher value microphones, speakers and receivers in their new products as they improve the overall audio performance in the end application, which in turn improves the end user experience. With each successive generation, our new products generally have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products follows a normal downward trend as typically seen in the consumer electronics market. To get additional performance gains, OEMs are moving to our even higher value integrated audio solutions with microphones and an antenna in a plastic module.

For products that were introduced more than 18 months ago, we have consistently offset projected price erosion through bill of material cost reductions, yield improvements, equipment efficiency and labor reductions.

In the specialty components segment, the end markets are more stable, and mix of products and customers are drivers of average selling prices and margin.

Customers, Sales and Distribution

We serve customers in the mobile consumer electronics, medical technology, defense/aerospace, telecommunication infrastructure and other industrial markets. Our customers include some of the largest operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global cell phone and hearing aid manufacturers and many of the largest global EMS companies, particularly in China. For the year ended December 31, 2013, Apple, Inc. and Samsung Group accounted for approximately 25% and 15%, respectively, of our total revenue. For the years ended December 31, 2012 and 2011, Apple, Inc. accounted for approximately 18% and 12%, respectively, of our total revenue. No other customer accounted for more than 10% of total revenues during these periods.

The following table details our sales by geographic location for the years ended December 31, 2013, 2012 and 2011. These results do not necessarily indicate the geographies where our products are deployed or where end-customer demand is originated.

(in thousands)	Years Ended December 31,
	2013	2012	2011
Asia	$950,449	$855,450	$681,740
Europe	120,751	110,559	139,207
Other Americas	14,479	15,182	14,849
Other	6,063	6,901	9,404
Subtotal non-U.S.	$1,091,742	$988,092	$845,200
United States	123,061	129,900	138,118
Total	$1,214,803	$1,117,992	$983,318

We own and conduct manufacturing operations through a network of facilities throughout the world. We also maintain quality assurance, manufacturing technology, supply chain and distribution departments. Our global distribution center is located in Penang, Malaysia. For our long-lived assets by geographic region, see Note 15. Segment Information of the notes to the Combined Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the required raw materials are generally available, commodity pricing for various precious metals, such as palladium, gold and silver and “rare earth” materials (dysprosium and neodymium), fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs.

We have established a Green Materials Policy. The products offered are in compliance with the European Union Restriction of Hazardous Substances ("EU RoHS") and Waste Electrical and Electronic Equipment ("WEEE") directives. This standard is based on the list of substances identified in the Joint Industry Guide-101 Standard which is endorsed by the Electronic Industry Association, the Joint Electronics Device Engineering Council and the Japan Green Procurement Survey Standardization Initiative associations as well as the Sony Standard-00259.

Research and Development

We conduct research worldwide to discover and develop new acoustic and related products around the world and refine our existing products. Our research is primarily conducted internally. We employ approximately 400 employees worldwide in research and development. Our research and development efforts continue to expand the technology platforms that support our customers’ product and business development. By applying interrelated technologies to the design processes, we strive to enhance and accelerate our customers’ initial concepts and design work, as well as provide for cost-effective component customization, manufacturing and subassembly. Research and development expenses are classified within selling and administrative expense. We spent $82.6 million, $77.3 million and $65.9 million on research and development, or 6.8%, 6.9% and 6.7% as a percentage of revenue, for the years ended December 31, 2013, 2012 and 2011, respectively.

Intellectual Property and Intangible Assets

We own many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of our intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers, where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect our results on a combined basis. We believe that our commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to our general leadership positions in the niche markets that we serve.

Seasonality

In general, our businesses, while not having significant seasonality, tend to have stronger revenue in the third and fourth quarters of each calendar year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles due to the highly technical nature of the industries they serve which can result in new OEM product launches that can impact quarterly revenues, earnings and cash flow.

Environmental Matters

Our operations are governed by a variety of international, national, state and local environmental laws. These regulations include limitations on discharge of pollutants to air, water, and soil; manufacturing chemical use and handling restrictions; and requirements with respect to treatment, transport, storage and disposal of solid and hazardous wastes. We are committed to continued compliance and believe our operations generally are in substantial compliance with these laws.

We are dedicated to the preservation and improvement of our global environment. To help achieve this, we have established a Green Materials Policy pursuant to which we have established a Green Materials Standard. The products we offer are in compliance with the EU RoHS/WEEE regulations. Additionally, our products have been assessed and meet industry, customer, and regulatory requirements.

Employees

We currently employ more than 10,000 persons across our facilities in 14 countries. Approximately 79% of these employees are located in facilities across Asia. We maintain strong labor relations throughout all of our facilities.

Regulation

It has been our long-standing policy to maintain the highest ethical standards in the conduct of our affairs and in our relationship with customers, suppliers, employees and the communities in which our operations are located. In accordance with the Electronics Industry Citizenship Coalition, the Electronic Industry Code of Conduct and applicable laws in each country where we operate, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other countries’ anti-corruption laws, we strive to ensure that working conditions are safe, our employees are treated with respect and dignity, and business operations are environmentally responsible and comply with all applicable laws. In addition, we proactively educate our suppliers and carry out our commitment to seek out business partners who share our values and, in accordance with our Supplier Code of Conduct, specifically prohibit our suppliers from using forced, bonded, involuntary, prison, or indentured labor.

Other Information

We will make available through the “Financial Information” link on the Investor Relations section of our Internet website, www.knowles.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We will post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on our Internet website is not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results, cash flows and stock price can be impacted by a number of factors which could cause our actual results to vary materially from recent results or from anticipated future results. In general, we are subject to the same general risks and uncertainties that impact many other companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed.

Risks Related to Our Business

•	Our results may be impacted by domestic and international economic, legal, currency, political and compliance conditions and uncertainties.

Worldwide economic and capital market conditions are beyond our control, are highly unpredictable, and can have an adverse effect on our revenue, earnings, cash flows and cost of capital. We have significant operations in Austria, China, Germany, Malaysia, the Philippines, the United Kingdom and the United States. Our businesses may be adversely affected by disruptions in the financial markets or declines in economic activity both domestically and internationally in the countries where we operate or from which we derive substantial revenues. These circumstances will also impact our suppliers and customers in various ways which could have an impact on our business operations, particularly if global credit markets are not operating efficiently and effectively to support industrial commerce.

Our domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and import/export laws), regulations and policies. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Malaysia, China, the Philippines and Ukraine, that carry high levels of currency, political, compliance and/or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

•	We are subject to risks relating to our existing international operations and to expanding our global business.

Many of our manufacturing operations and suppliers are located outside the United States, and we continue to focus on global markets as part of our growth strategy. Our international operations and global expansion strategy are subject to various risks, including:

o	political, social and economic instability and disruptions;

o	government embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers;

o	import and export controls;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of one or more of our manufacturing facilities;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies and the costs of such enforcement; and

o	environmental liabilities arising from our current, historical and future operations and manufacturing sites.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, the risks could have a material adverse effect on our growth strategy involving expansion into new geographical markets or our results of operations and financial position.

•	We face risks arising from the restructuring of our operations globally.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, foreign currency fluctuations, cost competitiveness and our geographic footprint. As a result of this ongoing evaluation, we plan to reduce our 18 facilities worldwide to 11 by the end of 2016 and will engage in restructuring activities from time to time. The restructuring process includes moving production between facilities or to new facilities, closing facilities, reducing staff levels, realigning our business processes and reorganizing our management.

Restructurings present significant potential risks that could adversely affect our businesses, including delays in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions and obtaining agreements from our affected customers for the relocation of our facilities in certain instances), the failure to achieve targeted cost savings, impacts on product quality and delivery interruptions, the failure to meet operational targets and customer requirements, and the acceleration of obligations to fund pension liabilities. These risks are further complicated by our international footprint, which subject us to various legal and regulatory requirements that govern the extent and speed of our ability to restructure our operations.

•	If we are not able to anticipate, adapt to and capitalize on technological developments, we may not be able to sustain or grow our current level of revenues, operating profits or cash flows.

We sell our products in electronic and technology-based industries that are highly competitive, dynamic and constantly experiencing change as new technologies are developed. It is characteristic of such industries that sales prices for products decline over time following their introduction to market due to technological obsolescence and the introduction of new technologies. Downward pressure on product prices typically causes downward pressure on component prices as well. Our ability to compete depends on our ability to innovate successfully.

Our competitors may produce products that are more advanced than the products we produce. If our businesses are unable to anticipate our competitors’ development of new products and services, identify customer needs and preferences on a timely basis, or successfully introduce new products and services in response to such competitive factors, including new or enhanced products with higher margins to offset price declines, we may experience lower revenue, operating profits and cash flows. In addition, if we are unable to adapt to the rapid technological changes (which include hiring and retaining top engineering talent), or for those products which are subject to declining average selling prices, we are unable to increase our unit volumes, introduce new or enhanced products with higher margins and/or reduce manufacturing costs to offset price decreases in existing products, our products could become obsolete or commoditized, and business and operating results may be materially adversely affected.

•
Our products must undergo lengthy and expensive qualification processes without any assurance of product sales. The costs associated with new product introductions and imbalances between customer demand and capacity could negatively impact our operating results and profits.

A significant portion of our revenue is derived from products that are required to go through extensive customer qualification processes before being selected by customers for inclusion in their products under development. We devote substantial resources, including design, engineering, sales, marketing and management efforts, to these qualification processes. Our products may not be designed into a customer’s product despite our investment in the qualification process, which could adversely impact our operating results and profits.

Even if our products are designed into a customer’s product, the customer’s product may not be commercially successful, or the customer’s commercial plans for the product could change, which could adversely impact our sales and operating results. Similarly, a modification to the product or manufacturing process, or the selection of a new supplier by us, may require new qualification processes, which may result in delays, cause us to forego sales for the remainder of the life of the customer’s product and/or hold excess or obsolete inventory.

In addition, when our customers introduce new products, the time required and costs incurred by us to ramp up production can be significant. Certain non-recurring costs and expenditures for tooling and other equipment may not be reusable in manufacturing products for other customers or different products for the same customer. Product ramp-ups typically involve greater volumes of scrap, higher costs due to inefficiencies and delays in production, all of which can adversely impact our operating results and profits.

Our operating results and profits could be adversely affected if we are unable to balance customer demand for our products and capacity. If demand increases and we are unable to increase our production capacity to meet the demand, or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. Conversely, if demand does not increase at the rate forecasted, we may not be able to adequately absorb manufacturing expenses or overhead costs which could negatively impact our product margins. Additionally, if product demand decreases or we fail to forecast demand accurately, we may be required to record impairments on our long-lived assets or record other charges.

Any of these developments could have a material adverse impact on our sales and operating results. In addition, to the extent a customer has a “dual source” strategy whereby customers may purchase products from more than one supplier, we may realize lower sales from our products that are designed into the customer’s products.

•	We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain of our businesses. While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to hedge the price increase or increase the prices of products, or we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, the inability to obtain necessary raw materials could affect our ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, including certain rare earth materials, or their unavailability, may result in a loss of customers and adversely impact revenue, operating profits and cash flows.

We and our suppliers rely upon certain rare earth materials that are necessary for the manufacturing of our products, and our business could be harmed if we or our suppliers experience shortages or delays of these rare earth materials. We and/or our suppliers acquire these materials from a number of countries, including China. More than 95% of the world’s current supply of rare earth materials comes from China, which has enacted a policy to reduce its exports because of its rising domestic demand and new environmental restrictions. We cannot predict whether the government of China or any other nation will impose further regulations, quotas or embargoes upon these materials that would restrict their worldwide supply or increase their cost. If China or any other major supplier were to further restrict the supply available or increase the cost of the materials used in our products, we could experience a shortage in supply and an increase in production costs, which would harm our operating results.

•	We rely on sole source and limited source suppliers for certain supplies of critical raw materials and components.

Our operations depend on obtaining sufficient supplies of raw materials and components used in our manufacturing processes. In particular, certain of our businesses rely on wafer fabrication facilities or foundries which are limited source suppliers to provide silicon-based products that are critical components of our products and to provide such products in sufficient quantities to meet our production needs. Although we have long-term supply arrangements with these foundries, they may experience financial difficulties, be unable to deliver product to us in a timely manner, have insufficient capacity to meet our requirements, or suffer business disruption resulting from damage to or destruction of their facilities due to natural disasters, and we might not be able to secure an alternative source of supply in a timely manner. These events could have a material adverse impact on our results of operations.

•	Customer requirements and new regulations may increase our expenses and impact the availability of certain raw materials, which could adversely affect our revenue and operating profits.

Our businesses use parts or materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries. Some of our customers require “conflict free” metals in products purchased from us. We have been following a process to comply with both regulatory and customer requirements.  However, the supply chain due diligence and verification of sources require substantial periods of time to complete based on the current availability of origin information and the number of vendors. We may not be able to complete the process in the time frame required because of the complexity of our supply chain. Other governmental social responsibility regulations also may impact our suppliers, manufacturing operations and operating profits.

The need to find alternative sources for certain raw materials or products because of customer requirements and regulations may impact our ability to secure adequate supplies of raw materials or parts, lead to supply shortages, or adversely impact the prices at which our businesses can procure compliant goods.

•	Our effective tax rate may fluctuate and it could be subject to additional tax liabilities, including in the event of repatriation of our overseas earnings to fund our liquidity needs.

Our effective tax rate may be adversely impacted by changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Further, our tax returns are subject to periodic audits by domestic and international authorities. If these audits result in allocations of income or other tax assessments different from amounts estimated, then our financial results may be adversely affected by unfavorable tax adjustments.

Our effective tax rate is favorably impacted by a significant tax holiday granted to us by Malaysia. This tax holiday is subject to our satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. We expect to continue to satisfy all of the conditions to this tax holiday. If we fail to satisfy such conditions, our effective tax rate may be significantly adversely impacted. For additional detail, see Note 10. Income Taxes of the notes to our Combined Financial Statements under Item 8, "Financial Statements and Supplementary Data."

In addition, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash repatriations. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

•
Our revenue, operating profits and cash flows could be adversely affected if our businesses are unable to protect or obtain patent and other intellectual property rights, or to do so at expected cost levels, or if intellectual property litigation is successful against us.

We own patents, trademarks, licenses and other forms of intellectual property related to our products. Our businesses employ various measures to maintain and protect our intellectual property, including enforcing our intellectual property rights through litigation. While we have been successful to date in maintaining and protecting our intellectual property, these measures may not prevent our intellectual property from being challenged, invalidated or circumvented and our businesses may not be successful in litigation or other actions to enforce our intellectual property rights, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of these intellectual property rights could adversely impact the competitive position of our businesses and have a negative impact on revenue, operating profits and cash flows. Regardless of the merits of any specific claim, the expense of protecting and enforcing our intellectual property, or defending claims that our products or technology infringe the intellectual rights of others, can vary significantly period to period and, in any given period, could be material and divert the attention of management and key technical personnel. Further, regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and uncertainties inherent in intellectual property litigation. If any such litigation or claims were to result in an adverse ruling, we could be required to:

o	pay substantial damages;

o	cease the manufacture, import, use, sale or offer for sale of infringing products or processes;

o	discontinue the use of infringing technology;

o	expend significant resources to develop non-infringing technology; and

o	enter into royalty or license agreements from the third party claiming infringement, which license may not be available on commercially reasonable terms.

Our operating results or financial condition may be materially adversely affected if we, or one of our customers, were required to take any one or more of the foregoing actions. In addition, if one of our customers or another supplier to one of our customers were found to have infringed the intellectual property rights of a third party, the supplier or customer could be ordered to cease the manufacture, import, use, sale or offer for sale of its infringing product(s) or process(es), any of which could result, indirectly, in a decrease in demand for our products. If such a decrease in demand for our products were to occur, it could have an adverse impact on our operating results and financial condition.

•	Our growth and results of operations may be adversely affected if we are unsuccessful in our capital allocation and acquisitions program.

We expect to pursue a strategy of acquiring value-creating add-on businesses that broaden our existing position and global reach as well as, in the right circumstances, strategically pursuing larger acquisitions that could have the potential to either complement our existing businesses or allow us to pursue a new growth opportunity. However, there can be no assurance that we will be able to find suitable businesses to purchase or that we will be able to acquire such businesses on acceptable terms. If we are unsuccessful in our acquisition efforts, then our ability to grow could be adversely affected. In addition, a completed acquisition may underperform relative to expectations, may be unable to achieve synergies originally anticipated, or may expose us to unexpected liabilities. Further, if we fail to allocate capital appropriately, in respect of either our acquisition program or organic growth in operations, we could be overexposed in certain markets and geographies.

Additionally, we may be required to record a significant charge to earnings if our goodwill, other intangible assets or long-lived assets become impaired. Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the unamortized balance of our definite-lived intangible assets when indicators of potential impairment are present. Factors that may indicate that the carrying value of goodwill or other intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined to exist.

These factors could potentially have an adverse impact on our operating profits and cash flows.

•	Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our operating results.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, align them with appropriate opportunities and maintain adequate succession plans for key management positions. If we are unsuccessful in these efforts, our operating results could be adversely affected.

•	We may face wage inflation and increased competition for our employees in the countries where we operate, which could increase our employment costs and our attrition.

Wage costs in Asia and other regions in which we operate have historically been significantly lower than wage costs in developed countries. However, wage increases in these countries where we operate may increase our costs, reduce our profit margins and adversely affect our business and results of operations. We may not be able to pass these increased costs on to our customers by increasing the price we charge for our products. If this occurs, our profits may decline.

Competition in Asia and other regions in which we operate for skilled-labor has increased, and we expect this competition will continue to increase as additional companies enter the market and expand their operations. If the availability of skilled-labor decreases, it could affect the availability and the cost of employees and increase our attrition rate, all of which may have an adverse effect on our operating results.

•	Our business operations may be adversely affected by information systems interruptions or intrusion.

Our businesses rely on a number of information technologies to manage, store and support business activities. We have put in place a number of systems, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information, disruption of operations or corruption of the software that supports our products. Disruptions or cybersecurity attacks, such as unauthorized access, malicious software or other violations, may lead to exposure of proprietary or confidential information as well as potential data corruption. Any intrusion may cause operational stoppages, violations of applicable law, diminished competitive advantages or reputational damages, and increased operational costs due to remedial activities. The theft or unauthorized use or publication of our trade secrets and other confidential business information resulting from a breach of our information systems could adversely affect our competitive position and the value of our investment in research and development.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy laws, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits and could damage our reputation.

•	Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to changes in foreign exchange rates. Accordingly, significant changes in currency exchange rates, particularly the Malaysian ringgit, the euro, the Chinese renminbi (yuan) and the Philippine peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. A weakening of the U.S. dollar could adversely impact the cost of materials, products and services purchased outside the U.S. and therefore adversely affect our results of operations. In addition, sales and expenses of our non-U.S. businesses are translated into U.S. dollars for reporting purposes and therefore any weakening of the U.S. dollar could result in unfavorable translation effects.

•
We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues and adversely impact our operating results.

We rely on several key customers. For 2013, our top ten customers accounted for approximately 65% of total revenue. For the year ended December 31, 2013, Apple, Inc. and Samsung Group accounted for approximately 25% and 15%, respectively, of our total revenue. For the years ended December 31, 2012 and 2011, Apple, Inc. accounted for approximately 18% and 12%, respectively, of our total revenue. We expect that a substantial portion of our revenue will continue to be attributable to several key customers. If these customers decide not to buy our products or to purchase lower volumes from us because their own products are not commercially successful or for other reasons, our revenues could substantially decline, which could have a material adverse effect on our results of operations.

The markets we serve are concentrated, with a limited number of companies active in these markets. A concentrated market and reliance on a small number of customers gives those customers substantial purchasing power and leverage in negotiating contracts with us. In addition, we do not have long-term agreements or purchase orders with any of our customers, our customers have irregular and unpredictable ordering patterns, and our customers may not have regular, predictable product introduction schedules. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations.

•	Some of our businesses are subject to the cycles inherent in the consumer electronics industry.

The consumer electronics industry is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and significant fluctuations in product supply and demand. Markets or the markets for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among companies and market saturation.

This industry experienced a significant downturn as part of the broader global recession in 2008 and 2009. Industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Future downturns could have a material adverse effect on our business and operating results.

•	Costs related to product defects and errata may harm our results of operations and business.

Adverse consequences associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our design and manufacturing processes, could include writing off or reserving the value of inventory of such products; disposing of products that cannot be fixed; recalling such products that have been shipped to customers; providing product replacements for, or modifications to, such products; and defending against litigation related to such products. The costs associated with these occurrences could be substantial and may temporarily increase our expenses and lower our margins and profitability. In addition, our reputation could be damaged as a result of such product defects and errata, and the demand for our products could be reduced.

Risks Related to Our Recent Separation

•
We have limited history operating as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of our future results.

We were spun-off from our Former Parent on February 28, 2014, and have limited operating history as an independent publicly-traded company. The historical information about us in this Form 10-K refers to Knowles’ business as part of our Former Parent. Our historical financial information included in this Form 10-K is derived from the Combined Financial Statements and accounting records of our Former Parent. Accordingly, our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

o
We have made, and will need to continue to make, significant investments to replicate or outsource certain systems, infrastructure and functional expertise as a result of the Separation. These initiatives to develop our independent ability to operate without access to our Former Parent’s existing operational and administrative infrastructure will be costly to implement. We may not be able to operate our business at comparable costs, and our profitability may decline.

o
Prior to the Separation, we relied upon our Former Parent for working capital requirements and other cash requirements, including in connection with our previous acquisitions. As a result of the Separation, our Former Parent ceased providing us with funds to finance our working capital or other cash requirements. After the Separation, our access to and cost of debt financing may be different from the historical access to and cost of debt financing from our Former Parent. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to us, which could have an adverse effect on our business, financial condition and results of operations and cash flows.

For additional information about the past financial performance of our business and the basis of presentation of the historical Combined Financial Statements of our business, see the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes under Item 8, “Financial Statements and Supplementary Data.”

•
Our Former Parent may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

We and our Former Parent entered into certain agreements in connection with the Separation, such as a separation and distribution, tax matters and employee matters agreements providing for certain indemnification obligations and a transition services agreement providing for the performance of services by our Former Parent for the benefit of us for a period of time after the Separation. We will rely on our Former Parent to satisfy its performance and payment obligations under these agreements. If our Former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

If we do not have agreements with other providers of these services when the transitional or long-term agreements terminate, or if we do not implement new systems or replace our Former Parent’s services successfully, we may not be able to operate our business effectively, which could disrupt our business and have a material adverse effect on our business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient, than the systems and services our Former Parent is expected to provide during the transition period.

•
Potential indemnification liabilities to our Former Parent pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.

The separation and distribution agreement between us and our Former Parent, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify our Former Parent under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.

•
In connection with the Separation, our Former Parent has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that our Former Parent’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the separation and distribution agreement and certain other agreements with our Former Parent, our Former Parent has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain, and there can be no assurance that the indemnity from our Former Parent will be sufficient to protect us against the full amount of such liabilities, or that our Former Parent will be able to fully satisfy its indemnification obligations. In addition, our Former Parent’s insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from our Former Parent or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

•	We are subject to continuing contingent liabilities of our Former Parent following the Separation.

After the Separation, there are several significant areas where the liabilities of our Former Parent may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the "Code") and the related rules and regulations, each corporation that was a member of our Former Parent’s U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire U.S. consolidated group of our Former Parent for that taxable period. Consequently, if our Former Parent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax which could be substantial and in excess of the amount allocated to us under the tax matters agreement between us and our Former Parent. Other provisions of federal and state law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

•
If the Distribution (as defined below), together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, our Former Parent and our shareholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify our Former Parent for material taxes pursuant to indemnification obligations under the tax matters agreement.

Our Former Parent has received an opinion of Baker & McKenzie LLP, tax counsel to our Former Parent, substantially to the effect that, among other things, the distribution of all of the shares of our common stock owned by our Former Parent to shareholders of our Former Parent in connection with the Separation (the “Distribution”) will qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. The opinion of tax counsel relied on certain facts, assumptions, representations and undertakings from our Former Parent and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our Former Parent and its shareholders may not be able to rely on the opinion, and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. In addition, we and our Former Parent intend for certain related transactions to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law.

If the Distribution is determined to be taxable for U.S. federal income tax purposes, our Former Parent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the Distribution fails to qualify for tax-free treatment, our Former Parent would for U.S. federal income tax purposes be treated as if it had sold the Knowles common stock in a taxable sale for its fair market value, and our Former Parent’s shareholders, who are subject to U.S. federal income tax, would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Knowles common stock received in the Distribution. In addition, if certain related transactions fail to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, our Former Parent (and, under the tax matters agreement described below, Knowles) could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

Under the tax matters agreement between our Former Parent and us, we would generally be required to indemnify our Former Parent against taxes incurred by our Former Parent that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the Distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code or of such related transactions failing to qualify for tax-free treatment. Also, under the tax matters agreement, we would generally be required to indemnify our Former Parent for one-half of the taxes and other liabilities incurred by our Former Parent if the Distribution fails to meet the requirements of a tax-free distribution under Section 355 of the Code for reasons other than an act or failure to act on the part of us or our Former Parent, and therefore we might be required to indemnify our Former Parent for such taxes and liabilities due to circumstances and events not within our control. Under the tax matters agreement, we are also required to indemnify our Former Parent for one-half of certain taxes incurred as a result of the restructuring activities undertaken to effectuate the Distribution or as a result of the application of certain rules relating to consolidated federal income tax returns, whether payable upon filing tax returns related to the restructuring and Distribution or upon a subsequent audit of those returns. Our indemnification obligations to our Former Parent under the tax matters agreement are not limited by a maximum amount. If we are required to indemnify our Former Parent under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

•	We may not be able to engage in certain corporate transactions as a result of the Separation.

To preserve the tax-free treatment to our Former Parent and its shareholders of Distribution and certain related transactions, under the tax matters agreement between us and our Former Parent, we are restricted from taking any action following the Distribution that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the Distribution, we will be prohibited, except in certain circumstances, from:

o	entering into any transaction resulting in the acquisition of 40% or more of our stock or substantially all of our assets, whether by merger or otherwise;

o	merging, consolidating or liquidating;

o	issuing equity securities beyond certain thresholds;

o	repurchasing our capital stock; and

o	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify our Former Parent against any such tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition.

•	The Separation and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

If our Former Parent files for bankruptcy or is otherwise determined or deemed to be insolvent under federal bankruptcy laws, a court could deem the Separation or certain internal restructuring transactions undertaken by our Former Parent in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to our Former Parent some or all of the shares of our common stock issued in the Separation, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors.

The distribution of Knowles’ common stock is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (“DGCL”), a corporation may only pay dividends to its shareholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although our Former Parent intended to make the distribution of Knowles’ common stock entirely out of surplus, we cannot make any assurance that a court will not later determine that some or all of the distribution to the shareholders of our Former Parent was unlawful.

•	Certain of our executive officers and directors may have actual or potential conflicts of interest because of their previous or continuing positions at our Former Parent.

Because of their former or continuing positions with our Former Parent, certain of our executive officers and directors own equity interests in our Former Parent. Even though our Board of Directors consists of a majority of directors who are independent, and our executive officers who were previously employees of our Former Parent ceased to be employees of our Former Parent upon the Separation and their equity awards from our Former Parent were converted to equity awards from our Company in connection with the Separation, some of our executive officers and directors continue to have a financial interest in shares of our Former Parent’s common stock. In addition, certain of our directors continue to serve on the Board of Directors of our Former Parent. Continuing ownership of shares of our Former Parent’s common stock, or service as a director at both companies could create, or appear to create, potential conflicts of interest if we and our Former Parent pursue the same corporate opportunities or face decisions that could have different implications for our Former Parent and us.

•	We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with our Former Parent.

The agreements we entered into with our Former Parent in connection with the Separation, including the separation and distribution agreement, transition services agreement, tax matters agreement and employee matters agreement, were prepared in the context of our separation from our Former Parent while we were still a wholly owned subsidiary of our Former Parent. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of our Former Parent. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between our Former Parent and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

•
We incurred new indebtedness in connection with the Separation, and the degree to which we are leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

We have historically relied upon our Former Parent for working capital requirements and other cash requirements, including in connection with our previous acquisitions. As a result of the Separation, we are no longer able to rely on the earnings, assets or cash flow of our Former Parent and our Former Parent will not provide funds to finance our working capital or other cash requirements. Accordingly, we are responsible for servicing our own debt, and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. On January 27, 2014, we entered into a $200 million five-year senior secured revolving credit facility, as well as a $300 million five-year senior secured term loan facility. In connection with the Separation, we incurred borrowings of $400 million under the facilities and distributed $400 million of the proceeds of such indebtedness to our Former Parent. After the Separation, our access to and cost of debt financing may be different from the historical access to and cost of debt financing under our Former Parent. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to us.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Separation, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold such debt could also potentially accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

In addition, we may increase our debt or raise additional capital, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of Knowles’ common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than it currently has. If we raise funds through the issuance of additional equity, your percentage ownership in Knowles would be diluted. If we are unable to raise additional capital when needed, it could affect our financial condition, which could negatively affect your investment in Knowles. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the distribution to be a taxable event for our Former Parent under Section 355(e) of the Code, and under the tax matters agreement, we could be required to indemnify our Former Parent for the resulting tax. See the section entitled “Risk Factors—Risks Related to Our Recent Separation—We may not be able to engage in certain corporate transactions as a result of the Separation.”

Risks Related to Knowles’ Common Stock

•	Our stock price may fluctuate significantly.

The market price of Knowles’ common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

o
Our business profile and market capitalization may not fit the investment objectives of our Former Parent’s shareholders, causing a shift in our investor base, and Knowles’ common stock may not be included in some indices in which our Former Parent’s common stock is included, causing certain holders to sell their shares;

o	our quarterly or annual earnings, or those of other companies in our industry;

o	the failure of securities analysts to cover Knowles’ common stock;

o	actual or anticipated fluctuations in our operating results;

o	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;

o	the operating and stock price performance of other comparable companies;

o	overall market fluctuations and domestic and worldwide economic conditions; and

o	other factors described in these “Risk Factors” and elsewhere in this Form 10-K.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of Knowles’ common stock.

In addition, investors may have difficulty accurately valuing Knowles’ common stock. Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no public communication technologies company exists in the United States that is directly comparable to our size, scale and product offerings. As such, investors may find it difficult to accurately value Knowles’ common stock, which may cause the trading price of Knowles’ common stock to be below its true value.

•	We cannot guarantee the timing, amount or payment of dividends on our common stock.

The timing, declaration, amount and payment of future dividends to our shareholders will fall within the discretion of our Board of Directors. The Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend if we commence paying dividends.

•
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and of Delaware law, may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

o	the inability of our shareholders to call a special meeting or act by written consent;

o	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

o	the right of our Board of Directors to issue preferred stock without shareholder approval;

o	the division of our Board of Directors into three approximately equal classes of directors, with each class serving a staggered three-year term;

o	a provision that shareholders may only remove directors for cause;

o	the ability of our directors, without a shareholder vote, to fill vacancies on our Board of Directors (including those resulting from an enlargement of the Board of Directors); and

o
the requirement that shareholders holding at least 80% of our voting stock are required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated by-laws.

In addition, we are subject to Section 203 of the DGCL. Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of the Company and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify our Former Parent for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of our stock, even if we did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. We maintain technical customer support offices and operating facilities in North America, Europe and Asia.

The number, type, location and size of the properties used by our continuing operations as of December 31, 2013 are shown in the following charts:

Number and nature of facilities:
Manufacturing	18
Warehouse	5
Sales / Service	13

Square footage (in 000s):
Owned	817
Leased (1)	1,053

Locations:
Asia	10
North America	8
Europe	7

(1) Expiration dates on leased facilities range from 1 to 15 years.

We believe that our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and investigations arising in the normal course of our business, including those related to intellectual property which may be owned by us or others. We own many patents which cover our products, technology and manufacturing processes. Some of these patents have been and, we expect, will continue to be challenged by others. In appropriate cases, we have taken and will take steps to protect and defend our patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps may result in retaliatory litigation, the costs of which may be material.  Based on the strength of our intellectual property and our prior experience enforcing it, our current assessment is that the ultimate disposition of these matters is not expected to have a material adverse effect on our operating results or financial condition. We will periodically review the probable outcome of such proceedings, their impact on our operations, the associated costs and expenses incurred and reasonably expected to be incurred, and the amounts accrued.

In addition, we may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that our products infringe the intellectual property of others. Historically, we have not made significant payments under such indemnity arrangements. At December 31, 2013, our legal reserves were not significant.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their positions with the Company, and is followed by the biography of each such executive officer.

Name	Age	Position

Jeffrey S. Niew	47	President & Chief Executive Officer

John S. Anderson	51	Senior Vice President & Chief Financial Officer

Michael A. Adell	43	Co-President, Mobile Consumer Electronics-Microphones

Christian U. Scherp	48	Co-President, Mobile Consumer Electronics-Speakers and Receivers

Gordon A. Walker	38	Co-President, Specialty Components-Acoustics & Hearing Health

David W. Wightman	59	Co-President, Specialty Components-Precision Devices

Raymond D. Cabrera	47	Senior Vice President, Human Resources & Chief Administrative Officer

Paul M. Dickinson	43	Senior Vice President, Corporate Development & Treasurer

Daniel J. Giesecke	46	Senior Vice President & Chief Operating Officer

Joseph W. Schmidt (1)	67	Senior Vice President, General Counsel

Thomas G. Jackson (1)	48	Senior Vice President, Corporate Secretary

James F. Wynn	53	Senior Vice President, Global Supply Chain

Bryan E. Mittelman	43	Vice President, Controller

(1) As previously disclosed, Mr. Schmidt is expected to continue to serve as Senior Vice President and General Counsel until March 31, 2014. Effective April 1, 2014, Mr. Jackson will assume the title of Senior Vice President, General Counsel and Secretary.

Jeffrey S. Niew has served as President & Chief Executive Officer since September 2013 and as a member of our Board of Directors since February 2014. From November 2011 until the Separation in February 2014, Mr. Niew served as a Vice President of Dover Corporation and as President and Chief Executive Officer of Dover Communication Technologies. Mr. Niew joined Knowles Electronics LLC (“Knowles Electronics”) in May 2000, and became Chief Operating Officer in January 2007, President in January 2008 and President and Chief Executive Officer in February 2010. Prior to joining Knowles Electronics, Mr. Niew was employed by Littelfuse, Inc., from 1995 to 2000, where he held various positions in product management, sales and engineering in the Electronic Products group, and by Hewlett-Packard Company, from 1988 to 1994, where he served in various engineering and product management roles in the Optoelectronics Group in California.

John S. Anderson has served as Senior Vice President & Chief Financial Officer since December 2013. From January 2013 until the Separation in February 2014, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Communication Technologies. Previously, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Energy (from August 2010 to January 2013), and Vice President and Chief Financial Officer of Dover Fluid Management (from October 2009 to August 2010). Previous experience includes the roles of Corporate Controller and Director Financial Planning & Analysis for Sauer-Danfoss Inc. (from October 2004 to October 2009) and Director of Finance and Controller for Borg Warner Turbo Systems GmbH (from August 2002 to October 2004).

Michael A. Adell has served as Co-President, Mobile Consumer Electronics - Microphones since July 2011. Previously, Mr. Adell served as Vice President and General Manager in the Knowles Acoustics division of Knowles Electronics (“Knowles Acoustics”) (from January 2009 to July 2011), General Manager, Knowles Acoustics (from December 2006 to January 2009), Director, Product Management, Knowles Acoustics (from July 2004 to November 2006) and Product Manager for silicon microphone products, Knowles Acoustics (from November 2002 to July 2004).

Christian U. Scherp has served as Co-President, Mobile Consumer Electronics - Speakers and Receivers since September 2012. Prior to joining Knowles Electronics, Mr. Scherp served as the Global Head of Sales for the Consumer Devices business of TE Connectivity (from November 2011 to August 2012). Additional previous experience includes the following roles at Conexant Systems: Executive Vice President of Sales (from January 2011 to June 2011), Co-President, WW Sales, Marketing, Program Management (from July 2009 to December 2010) and President (from 2008 to 2009).

Gordon A. Walker has served as Co-President, Specialty Components - Acoustics & Hearing Health since July 2011. Previously, Mr. Walker served in the following roles in the Knowles Electronics division of Knowles Electronics: Vice President and General Manager (from December 2007 to July 2011), General Manager (from January 2006 to December 2007), and Director, Product Management (from September 2004 to December 2005). Prior to such positions, he held marketing, finance and operations roles after he joined Knowles Electronics in 1997.

David W. Wightman has served as Co-President, Specialty Components - Precision Devices since April 2013. Previously, Mr. Wightman held the position of President of Ceramic & Microwave Products (from August 2004 to April 2013) and President (from February 2000 to August 2004) of Dow-Key Microwave Corporation. Mr. Wightman’s experience also includes leadership roles at Danaher from February 1995 to February 2000.

Raymond D. Cabrera has served as Senior Vice President, Human Resources & Chief Administrative Officer since February 2014. From November 2011 until the Separation in February 2014, Mr. Cabrera served as Vice President, Human Resources of Dover Communication Technologies. Previously, Mr. Cabrera served as Vice President, Human Resources and Chief Administrative Officer (from January 2004 to November 2011), Vice President, Human Resources (from March 2000 to January 2004) and Director, Human Resources (from June 1997 to March 2000) of Knowles Electronics.

Paul M. Dickinson has served as Senior Vice President, Corporate Development & Treasurer since February 2014. Mr. Dickinson started his career with Knowles in October 2013. Previously, Mr. Dickinson was the Chief Financial Officer for EPAY Systems, Inc., from 2012 until moving to Knowles. Additional previous experience includes the following roles at Littelfuse, Inc.: Vice President and General Manager, Semiconductor Business (from 2008 to 2012), Vice President, Corporate Development & Treasurer (from 2005 to 2008), Treasurer (from 2003 to 2005), Director of Accounting and International Finance (from 2000 to 2003) and other finance leadership roles since he joined Littelfuse in 1993.

Daniel J. Giesecke has served as Senior Vice President & Chief Operating Officer since February 2014. From January 2012 until the Separation in February 2014, Mr. Giesecke served as Vice President, Global Operations of Dover Communication Technologies. Previously, Mr. Giesecke served as Vice President, Advanced Manufacturing Engineering, Knowles Electronics (from February 2009 to January 2012), Senior Director, Advanced Manufacturing Engineering, Knowles Electronics (from January 2008 to February 2009), Director of Engineering Operations, Knowles Electronics (from November 2003 to January 2008) and various operations, supply chain, and engineering positions since he joined Knowles Electronics in 1995.

Joseph W. Schmidt is our Senior Vice President, General Counsel. Mr. Schmidt became our Senior Vice President, General Counsel & Secretary on December 1, 2013 pursuant to a short-term independent contractor arrangement. Pursuant to the terms of this arrangement, Mr. Schmidt served in such capacity until February 28, 2014 and will continue as Senior Vice President, General Counsel until March 31, 2014. Knowles has extended the term of Mr. Schmidt's service as a consultant until May 31, 2014. Mr. Schmidt served as Dover’s Senior Vice President, General Counsel and Secretary from May 2011 until his retirement on December 31, 2012; prior thereto Mr. Schmidt served as Vice President, General Counsel and Secretary of Dover from January 2003 to May 2011. Mr. Schmidt has served as a valuable resource to Knowles in connection with the Separation given his 10 years of experience as General Counsel of Dover and his knowledge of Knowles' business and is helping the management team and the Board transition to a new General Counsel.

Thomas G. Jackson has served as Senior Vice President, Corporate Secretary since February 2014 and, effective April 1, 2014, Mr. Jackson will assume the title of Senior Vice President, General Counsel and Secretary. Prior to joining Knowles, Mr. Jackson served as Vice President and Assistant General Counsel at Jabil Circuit, Inc., a provider of electronic manufacturing services (from March 2012 to December 2013). In addition, he served as Vice President, General Counsel and Secretary at P.H. Glatfelter Company, a manufacturer of specialty papers and fiber-based engineered materials (from June 2008 to November 2011), and as its Assistant General Counsel, Assistant Secretary and Director of Compliance (from September 2006 to June 2008).

James F. Wynn has served as Senior Vice President Global Supply Chain since February 2014. From January 2013 until the Separation in February 2014, Mr. Wynn served as Vice President, Global Supply Chain of Dover Communication Technologies. Previously, Mr. Wynn served as Vice President, Global Supply Chain (from February 2009 to January 2013), Senior Director, Global Supply Chain (from March 2004 to February 2009) and Director, Global Supply Chain (from March 2002 to March 2004) of Knowles Electronics.

Bryan E. Mittelman has served as Vice President, Controller since February 2014. Mr. Mittelman started his career at Knowles in September 2013. Previously, Mr. Mittelman served as the Controller for Morningstar, Inc. from December 2011 to September 2013. Additional prior experience includes operating his consulting business from June 2010 to December 2011 and the following roles at Siemens Healthcare Diagnostics and Dade Behring (which was acquired by Siemens in 2007): Vice President, Finance, North America (from January 2008 to May 2010), Vice President, Finance, Americas (from January 2007 to December 2007), Vice President, Corporate Audit and Advisory Services (from March 2006 to December 2006), Assistant Corporate Controller (from April 2005 to February 2006) and Director of Financial Reporting (from July 2002 to April 2005).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KN.” A "when issued" trading market for our common stock began on the NYSE on February 14, 2014, and "regular way" trading of our common stock began on March 3, 2014. Prior to February 14, 2014, there was no public market for Knowles' common stock. The following table presents the high and low prices for common stock as reported on the NYSE since February 14, 2014.

	2014
	Market Prices
	High	Low
First Quarter (February 14, 2014 through March 21, 2014)	$33.66	$27.58

Dividends

Since the spin-off of Knowles Corporation from Dover Corporation, we have not paid cash dividends, and we do not anticipate paying a cash dividend on our common stock in the immediate future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets.

Holders

The number of holders of record of our common stock as of March 21, 2014 was approximately 1,587.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On June 26, 2013, in connection with our formation, we issued 100 shares of common stock, par value $0.01 per share, to Dover Corporation for total consideration of $100 in cash. On February 28, 2014, we issued 85,019,059 shares of common stock, par value $0.01 per share, to Dover Corporation as a dividend to our sole shareholder. We did not register the issuance of these shares under the Securities Act of 1933, as amended (the “Securities Act”), because such issuance did not constitute a public offering and therefore was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. All of these 85,019,159 shares were subsequently distributed on a pro rata basis to Dover’s shareholders in connection with the Separation.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected combined financial data. We derived the selected combined financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 from the audited Combined Financial Statements and accompanying notes that are under Item 8, "Financial Statements and Supplementary Data." We derived the selected combined financial data as of December 31, 2011 and for the year ended December 31, 2010 from our audited Combined Financial Statements and accompanying notes that are not included in this report. We derived the data as of December 31, 2010 and 2009 and for the year ended December 31, 2009 from our unaudited Combined Financial Statements that are not included in this report. In management’s opinion, our unaudited Combined Financial Statements for these periods and as of these dates have been prepared on the same basis as our audited Combined Financial Statements and include all adjustments, consisting only of normal recurring adjustments and allocations, necessary for a fair statement of the information for the periods presented.

The selected financial data includes costs of Knowles’ businesses, which include the allocation of certain corporate expenses from Dover. We believe that these allocations were made on a reasonable basis. The selected historical financial data may not be indicative of our future performance as an independent publicly-traded company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Combined Financial Statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31,
Statement of Earnings data (in thousands, except for share and per share amounts):	2013	2012	2011 (1)	2010	2009 (Unaudited)
Revenue	$1,214,803	$1,117,992	$983,318	$730,444	$587,006
Operating earnings	143,828	136,064	146,404	141,527	78,571
Operating margin	11.8%	12.2%	14.9%	19.4%	13.4%
Net earnings	$105,814	$79,097	$98,457	$109,272	$37,295
Adjusted for:
Depreciation and amortization	$130,912	$114,878	$84,773	$54,385	$50,678
Interest expense, net (2)	42,024	56,470	39,892	20,253	21,154
(Benefit from) provision for income taxes	(4,304)	(181)	7,099	7,535	18,478
EBITDA (3)	$274,446	$250,264	$230,221	$191,445	$127,605
EBITDA margin (3)	22.6%	22.4%	23.4%	26.2%	21.7%
Basic and diluted earnings per share	$1.24	$0.93	$1.16	$1.29	$0.44
Basic and diluted shares outstanding (4)	85,019,159	85,019,159	85,019,159	85,019,159	85,019,159
	As of December 31,
Balance Sheet Data (in thousands):	2013	2012	2011 (1)	2010 (Unaudited)	2009 (Unaudited)
Total assets	$2,170,116	$2,051,092	$2,000,713	$1,034,257	$1,051,138
Notes payable to Parent, net	—	528,812	1,419,422	440,486	573,308
Total Parent Company equity	1,887,127	1,188,107	286,650	443,860	330,710

	Years Ended December 31,
Other Data (in thousands):	2013	2012	2011 (1)	2010	2009(Unaudited)
Research and development	$82,568	$77,321	$65,895	$49,286	$45,014
Capital expenditures	91,267	145,647	96,314	32,920	19,323

(1) On July 4, 2011, the Company completed the stock acquisition of the Sound Solutions business line from NXP Semiconductors N.V. (“NXP”). The combined statements of earnings and combined balance sheets include the results of operations, net assets acquired and depreciation and amortization expense related to Sound Solutions since the date of acquisition. See Note 3. Acquisition of Sound Solutions of the notes to the Combined Financial Statements for additional information related to this acquisition.

(2) The interest expense related to our net notes payable to our former parent that were settled in connection with the Separation is not necessarily representative of our post-Separation debt-related interest. See Revolving Credit Facility section of Liquidity and Capital Resources under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to our post-Separation debt.

(3) We use the term “EBITDA” throughout this Form 10-K, defined as net earnings plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income taxes. EBITDA and EBITDA margin (defined as EBITDA as a percentage of revenue) are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and may not be comparable to similarly titled measures used by other companies. We use EBITDA and EBITDA margin as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on EBITDA and EBITDA margin as key measures of our performance for business planning purposes. These measures assist us in comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of EBITDA and EBITDA margin is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of EBITDA to net earnings, the most directly related GAAP measure, please see the table above.

(4) On February 28, 2014, the distribution date, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of Knowles common shares outstanding immediately following the distribution. See Note 16. Earnings per Share of the notes to the Combined Financial Statements for information regarding earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below refer to and should be read in conjunction with the audited Combined Financial Statements and related notes under Item 8, "Financial Statements and Supplementary Data." The following discussion contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.” We believe the assumptions underlying the Combined Financial Statements are reasonable. However, the Combined Financial Statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had we been an independent publicly-traded company during the periods presented.

Management’s discussion and analysis, which we refer to as “MD&A,” of our results of operations, financial condition and cash flows is provided as a supplement to the audited Combined Financial Statements and footnotes included under Item 8, "Financial Statements and Supplementary Data," to help provide an understanding of our financial condition, changes in financial condition and results of our operations.

Overview and Outlook

Background

On February 28, 2014, our former parent company, Dover Corporation, completed the spin-off of Knowles into an independent, publicly-traded company. We have a leading position in MicroElectroMechanical Systems (“MEMs”) microphones, speakers and receivers which are used in mobile handsets, smartphones and tablets within the consumer electronics market. We are also a leading manufacturer of transducers used in the hearing health segment of the medical technology market and have a strong position in oscillators (timing devices) and capacitors which serve the telecommunication infrastructure, military/space and other industrial markets.

Business Segments

We are organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with FASB ASC Topic 280-Segment Reporting and are comprised of (i) Mobile Consumer Electronics (“MCE”) and (ii) Specialty Components (“SC”). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers and receivers, used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Europe and Asia.

•
SC specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. SC’s transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Operating facilities and sales, support and engineering facilities are located in North America, Europe and Asia.

We sell our products directly to original equipment manufacturers (“OEMs”) and to their contract manufacturers and suppliers, and to a lesser extent through distributors worldwide.

Our Markets and Market Trends

Our products serve a variety of end markets, notably, consumer mobile devices, medical technology, aerospace and defense and telecom, and can generally be divided into two categories: Acoustic Components and Specialty Components, as described below.

•
Acoustic Components. Includes analog and digital microphones, MEMs microphones, surface mounted device microphones, receivers, speakers, speaker modules, multi-functional devices, ultrasonic sensors and integrated audio sub-systems.

•	Specialty Components. Includes transducers, oscillators, capacitors and filters.

The markets served by Acoustic Components continue to be driven by trends in smartphone and tablet innovation and demand. Today, mobile device OEMs are facing ever-rising challenges to differentiate their products in the global marketplace while managing growing cost pressures and time-to-market expectations. However, mobile consumers and mobile carriers alike are expecting better quality voice calls, audio and video conferencing, capturing and playback, media content consumption and gaming, as well as extended battery life. To enable smart mobile devices to handle ever more demanding audio use cases, OEMs are increasingly adopting more intelligent active audio components (audio chipset) and higher performance passive acoustic components. Trends impacting the smartphone market today include:

•
Smartphone growth from feature phone substitution. The smartphones segment within the handset device market has exhibited consistently strong unit growth over the past five years (>40% unit volume compound annual growth rate). There continues to be a positive mix shift from the proliferation of lower-end smartphone devices and the further cannibalization of feature phones (i.e., non-smartphones). The average smartphone continues to drive higher audio content including more microphones and higher value speakers than its feature phone counterpart, compounding the growth of acoustic content as mobile phone sales rise.

•
Smartphone OEM market share shifts are likely to remain volatile for some time. Recently, Nokia and Blackberry have lost significant market share to other U.S. and Asian-based OEMs who have released smartphones that have been more readily accepted due to, among other factors, perceived feature sets and price points. We expect the OEM market to continue to be dynamic over time, characterized by rapid market share shifts driven by new product introductions, price points and feature sets.

•
New OEM product line rollouts. Smartphones continue to shift to Long Term Evolution (“LTE”), a standard for 4G wireless technology, and the shift is expected to buoy unit growth in developed markets and drive the competitive landscape in high-end chipsets through 2014. Aggressive LTE deployments are expected in China, in addition to a build-out of deeper coverage profiles in the U.S., Japan, Korea and Northern Europe. This will drive an increase in LTE smartphone units over the next five years, which should help maintain some level of high-end smartphone volume growth despite high market penetration.

•
Shortened smartphone upgrade plans at U.S. carriers. Several U.S. carriers have recently introduced new smartphone plans which offer consumers the option of paying for their phone in monthly installments with no upfront lump sum payment, and the ability to upgrade again in 12 months. Plans such as these could drive greater-than-expected unit growth (turnover) at the high end, as they are most likely to appeal to high-income consumers seeking to upgrade their phone more frequently.

•
High-end consumer elasticity. Consumers are reluctant to downgrade from a high-end smartphone to a low-end smartphone in most circumstances. This is especially true as high-end smartphones will likely continue to offer significant performance advantages and new functionality compared to low-end smartphones.

•
Proliferation of premium acoustics. Consumers are seeking improved acoustics solutions, regardless of the country they live in or the type of device they are using.  As a result, acoustic dollar content is generally expanding per device for two primary reasons.  First, many of the solutions we are introducing are higher performance and command higher value. Secondly, OEMs are increasing the number of acoustic components per device. Over the past several years, we have seen an increase in the number of microphones used in high end smartphones. The benefits to the user are substantial, including reduced background noise, improved voice recognition, better hands-free communication and enhanced audio recording and playback capabilities.  OEMs and their customers recognize the importance of these features in their next-generation products. We believe an additional opportunity exists for these trends to proliferate to mid-range phones and tablets, as well as emerging wearable devices.  Knowles can capitalize on these market demands by leveraging our acoustics expertise and proprietary process technologies to deliver solutions that improve the performance of our OEM customers’ devices.

Specialty Components products are sold across diverse end markets, and relative to the Acoustic Components end markets, portions of this business face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades and expansion, and government contracts. These products can be divided into the following categories:

•
Medical and life sciences products (i.e., transducers, hearing aids, capacitors). Product sales are largely driven by aging demographics, healthcare spending, the rise of a middle class in emerging markets and government subsidies.

•
Aerospace and defense communications (i.e., capacitors, filters, oscillators). Aerospace and defense spending and automation (largest end market), telecom regional coverage and bandwidth expansion, and growing industrial power supply requirements are a few of the end-market trends driving the product sales in this sector.

•
Telecom infrastructure (i.e., capacitors, filters, oscillators). Sales are typically levered to the expansion of large telecom companies, looking to increase wireless signal in new or existing territories, although these products are also sold to aerospace and defense companies (i.e., airplane radio frequencies).

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In the case of MCE, we operate four facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan and India. Although end-user demand for consumer electronics is global, and marketing activities occur globally, critical mass for manufacturing is located in Asia, and as a result, a large majority of MCE’s manufacturing capacity is based in Asia, primarily China, Malaysia and the Philippines.

In the case of SC, we operate three facilities in Asia to serve the manufacturing sites of both hearing aid OEMs and the contract manufacturers who build OEM headsets on behalf of earphone makers. These OEM manufacturing sites are largely based in China, Singapore, Indonesia and Vietnam. Although marketing activities and end-user demand for hearing aid and specialty consumer components is global, critical mass for manufacturing is located in Asia for the purposes of being close to the point of assembly. We also operate three facilities in the United States, one in Mexico and three in Europe for the manufacturing of capacitors and oscillators that support our global telecom and military customers, as well as their suppliers and contract manufacturers.

While no significant statutory limitation exists, a repatriation of profits from foreign markets to the United States is inherently inefficient, as business expansion opportunities and capital expenditure requirements are expected to be consistent with the needs of our direct customer and manufacturing locations.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the fast growing handset market. Capturing growth opportunities usually results from competition across both platform and component designs, which supports position, pricing and margins.

Continuous research and development investment allows for the capture of all emerging new brands with early mover advantage. Flexibility in balancing full and semi-automation is a key to achieving a superior cost structure. Additionally, it is important for component vendors to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for handsets has shortened to eight months from two years. Key competitors include:

•	MCE: AAC Technologies and Goertek

•	SC: Sonion for hearing health and a highly fragmented set of competitors across capacitor and oscillator products for each end market

In the mobile consumer electronics segment, our investments in research and development enable us continually to introduce new products that are higher performance. Our customers are quickly adopting these higher value microphones, speakers and receivers in their new products as they improve the overall audio performance in the end application, which in turn improves the end user experience. With each successive generation, our new products generally have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products follows a normal downward trend as typically seen in the consumer electronics market. To get additional performance gains, OEMs are moving to our even higher value integrated audio solutions with microphones and an antenna in a plastic module.

For products that were introduced more than 18 months ago, we have consistently offset projected price erosion through bill of material cost reductions, yield improvements, equipment efficiency and labor reductions.

In the specialty components segment, the end markets are more stable, and mix of products and customers are drivers of average selling prices and margin.

Research and Development

We spend approximately 7% of revenue on an annual basis on projects intended to preserve and extend our technological advantage. Recent research and development investments have been focused on providing better sound quality and increased integration of our audio components. Research and development expenses are classified within selling and administrative expense. We spent $82.6 million, $77.3 million and $65.9 million on research and development, or 6.8%, 6.9% and 6.7% as a percentage of revenue, for the years ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations

Our Combined Financial Statements are derived from Dover's consolidated financial statements and accounting records. The Combined Financial Statements represent our financial position, results of operations and cash flows as our business was operated as part of Dover prior to the distribution, in conformity with U.S. generally accepted accounting principles.

Combined Results of Operations

	Years Ended December 31,			% Change
(in thousands, except per share amounts)	2013	2012	2011 (1)	2013 vs. 2012	2012 vs. 2011
Revenue	$1,214,803	$1,117,992	$983,318	8.7%	13.7%
Cost of goods and services	786,862	711,000	605,298	10.7%	17.5%
Gross profit	427,941	406,992	378,020	5.1%	7.7%
Gross profit margin	35.2%	36.4%	38.4%	(1.2)	(2.0)

Selling and administrative expenses	284,113	270,928	231,616	4.9%	17.0%
Selling and administrative expenses as a percent of revenue	23.4%	24.2%	23.6%	(0.8)	0.6

Operating earnings	143,828	136,064	146,404	5.7%	(7.1)%
Operating margin	11.8%	12.2%	14.9%	(0.4)	(2.7)

Restructuring charges	16,291	5,864	1,761	177.8%	233.0%
Research and development	82,568	77,321	65,895	6.8%	17.3%

Provision for income taxes	(4,304)	(181)	7,099	2,277.9%	(102.5)%
Effective tax rate	(4.2)%	(0.2)%	6.7%	(4.0)	(6.9)

Net earnings	105,814	79,097	98,457	33.8%	(19.7)%

Earnings per common share - basic & diluted (2)	$1.24	$0.93	$1.16	33.3%	(19.8)%

(1) On July 4, 2011, the Company completed the stock acquisition of the Sound Solutions business line from NXP Semiconductors N.V. (“NXP”). The combined statements of earnings and combined balance sheets include the results of operations, net assets acquired and depreciation and amortization expense related to Sound Solutions since the date of acquisition. See Note 3. Acquisition of Sound Solutions of the notes to the Combined Financial Statements for additional information related to this acquisition.

(2) On February 28, 2014, the distribution date, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of Knowles common shares outstanding immediately following the distribution. See Note 16. Earnings per Share of the notes to the Combined Financial Statements for information regarding earnings per common share.

Revenue

2013 Versus 2012

Our 2013 revenue increased $96.8 million, or 8.7%, to $1.2 billion from $1.1 billion in 2012. The overall increase in revenue was primarily due to an increase in volume of $143.1 million, partially offset by a decrease of $49.4 million related to pricing concessions. The increase in volume was driven by $40.2 million in higher demand for components serving primarily the smartphone market, including an increase in multiple microphone applications, and $157.3 million related to new smartphone models introduced by major OEM customers as well as one OEM customer gaining share in the smartphone market. Additionally, 2013 benefited from higher demand from telecom customers serving the anticipated build out of wireless infrastructure in China. The volume increase was partially offset by a $49.0 million impact of market share losses by two other key smartphone OEM customers and $6.2 million as a result of reduced demand for acoustic components used in specialty headset applications. Foreign currency translation positively impacted revenue by a negligible amount.

2012 Versus 2011

Our 2012 revenue increased $134.7 million, or 13.7%, to $1.1 billion from $983.3 million in 2011. The overall increase in revenue resulted primarily from increased MEMs microphone volumes, due to new product introductions and overall smartphone market growth which resulted in an increase in revenue of $89.6 million. In addition, Sound Solutions contributed an increase of $134.0 million in acquisition-related revenue in the first half of 2012 as compared to the first half of 2011. The increase in 2012 revenue was partially offset by $30.8 million as a result of OEM market share shifts for the speaker and receiver product lines, $26.4 million related to pricing concessions for components serving the mobile consumer electronics and medical technology markets corresponding to normal product life cycle maturities within these markets and $25.0 million due to reduced demand within the telecommunications infrastructure market.

Costs of Goods and Services

2013 Versus 2012

Costs of goods and services for the year ended December 31, 2013 increased $75.9 million as compared to 2012, or 10.7%, of which $79.9 million was driven by the higher sales volume, $8.2 million was due to higher production transfer costs related to migration of operations into existing Asian lower-cost manufacturing facilities, $7.5 million was due to higher restructuring costs, and $6.9 million was due to asset impairment and inventory charges related to more mature product lines. Partially offsetting this increase was a $44.4 million impact of productivity initiatives, primarily due to lower conversion costs within MCE.

2012 Versus 2011

Costs of goods and services for the year ended December 31, 2012 increased $105.7 million as compared to 2011, or 17.5%, primarily due to the integration of Sound Solutions, reflecting a $116.9 million increase, because 2012 included a full year of costs as compared to a half year in 2011. In addition, increases of $9.5 million and $9.3 million due to the increase in sales volume within MCE and an increase in labor costs resulting from labor inflation in China and Malaysia, respectively, were offset by a $31.6 million decrease as a result of strategic pricing initiatives and lower conversion costs within MCE.

Gross Profit

2013 Versus 2012

Gross profit in 2013 increased $20.9 million, or 5.1%, as compared to 2012, driven principally by the increase in MEMs sales volumes. Gross profit margin decreased 120 basis points from 36.4% in 2012 to 35.2% in 2013 as operating leverage from the higher MEMs volumes was more than offset by higher production transfer costs of $8.2 million, additional restructuring charges of $7.5 million, asset impairment and inventory charges related to more mature product lines totaling $6.9 million and new product ramp up inefficiencies.

2012 Versus 2011

Gross profit in 2012 increased $29.0 million, or 7.7%, as compared to 2011, reflecting the benefit of increased sales volume, while gross profit margin decreased 200 basis points from 38.4% in 2011 to 36.4% in 2012. The decline in gross profit margin was attributed to new product ramp up costs and the integration of Sound Solutions, which more than offset the operating leverage achieved by our other product lines.

Selling and Administrative Expenses

2013 Versus 2012

Selling and administrative expenses increased $13.2 million, or 4.9%, in 2013 from $270.9 million in 2012, due principally to higher labor costs of $5.0 million mainly due to inflation, higher restructuring charges of $2.9 million incurred in connection with various cost savings initiatives and an overall increase to support the higher sales volume. As a percentage of revenue, selling and administrative expenses decreased 80 basis points as compared to the prior year. Included in selling and administrative expenses were corporate allocations of $23.6 million and $26.1 million for the years ended December 31,

2013 and 2012, respectively, which represents administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services.

2012 Versus 2011

Selling and administrative expenses increased $39.3 million, or 17%, in 2012 from $231.6 million in 2011 in order to support higher sales volume. Year over year, selling and administrative expenses as a percentage of revenue increased 60 basis points, as we experienced higher acquisition-related amortization and restructuring charges in 2012 compared to 2011, partially offset by one-time transaction costs of approximately $13.0 million incurred in 2011, in connection with the Sound Solutions acquisition. Included in selling and administrative expenses were corporate allocations of $26.1 million and $21.8 million for the years ended December 31, 2012 and 2011, respectively.

Restructuring Charges

We undertake restructuring programs from time to time to better align our operations with current market conditions. Such activities include targeted facility consolidations, headcount reductions and other measures to further optimize operations. It is likely that we will have restructuring charges in the future as we execute on our strategy to consolidate our manufacturing footprint. Details regarding restructuring programs undertaken during the reporting period are as follows:

2013

In 2013, we incurred charges totaling $16.3 million, relating to programs to integrate activities within the consumer electronics business, to reduce headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics and to continue the migration of our U.K.-based capacitor production into our existing lower-cost Asian manufacturing facilities.

2012

In 2012, we incurred charges totaling $5.9 million, relating to the integration of our dynamic speaker and receiver businesses, continuation of the consolidation of the oscillator facility, and the initiation of a new program to migrate our U.K.-based capacitor production to lower-cost existing facilities in Asia.

2011

In 2011, in response to the slow global economic environment and, in particular, the weakened telecommunications market, we incurred charges totaling $1.8 million in connection with two U.S. facility consolidations in the capacitor and oscillator business.

For further details on restructuring charges, including classification of the amounts as cost of goods and services and selling and administrative expenses, see Note 8. Restructuring Activities of the notes to the Combined Financial Statements.

Research and Development

Research and development costs are a component of selling and administrative expense. For the years ended December 31, 2013, 2012 and 2011, research and development costs, as a percentage of revenue, was 6.8%, 6.9% and 6.7%, respectively. Shorter product life cycles due to the technological nature of our business, as well as continued design efforts for new customers, drove continuous product innovation and improvement over these periods as evidenced by several new product introductions by our customers and the continued growth in the handset market, particularly in 2012.

Operating Earnings

2013 Versus 2012

Operating earnings in 2013 increased $7.8 million, or 5.7%, when compared to 2012 as the increase in sales volume more than offset higher restructuring charges of $10.4 million, $7.3 million of higher production transfer costs related to migration of operations into existing Asian lower-cost manufacturing facilities, and $6.9 million of asset impairment and inventory charges related to more mature product lines. Operating margin decreased 40 basis points, as operating leverage from the higher MEMs volume was offset by these increased costs relating to restructuring, production transfers and asset impairment and inventory charges.

2012 Versus 2011

Operating earnings in 2012 decreased $10.3 million, or 7.1%, when compared to 2011, and operating margin declined 270 basis points to 12.2% in 2012 from 14.9% in 2011. Higher restructuring costs, the integration of Sound Solutions, including higher acquisition-related amortization expense, and new product ramp up costs drove the decline in operating results. These costs were partially offset by operating leverage of our other product lines, as well as the 2011 incurrence of one-time transaction costs of $13.0 million related to the Sound Solutions acquisition.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

In our Combined Financial Statements, income tax expense and deferred tax balances have been calculated on a stand-alone basis although our operations have historically been included in the tax returns filed by our Former Parent. In the future, as a stand-alone entity, we will file tax returns on our own behalf and our deferred taxes and effective tax rate may differ from those in historical periods.

The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were (4.2)%, (0.2)% and 6.7%, respectively. For the years ended December 31, 2013, 2012 and 2011, the non-U.S. income tax rates were (5.3)%, (1.2)% and 3.9%, respectively.

We reflect a low or negative effective tax rate due to a non-U.S. operation where income is taxed at a low rate due to a significant tax holiday granted to us by Malaysia effective through December 31, 2021 subject to our satisfaction of certain conditions that we expect to continue to satisfy, and where the tax benefit of losses that are expected to be realized accrue in higher tax rate jurisdictions. The benefit of this incentive in Malaysia for the years ended December 31, 2013, 2012 and 2011 is estimated to be approximately $32.0 million, $45.0 million and $25.5 million, respectively. We also have tax incentives in other jurisdictions that are not material to our overall tax rate. The combined effective tax rate is also impacted by the valuation allowance applied against U.S. losses.

Segment Results of Operations

The summary that follows provides a discussion of the results of operations of both reportable segments (Mobile Consumer Electronics (“MCE”) and Specialty Components (“SC”)). See Note 15. Segment Information of the notes to the Combined Financial Statements for a reconciliation of segment revenue, segment earnings before interest, taxes, depreciation and amortization (EBITDA), and operating margin to our combined results.

We use the terms "EBITDA" and "EBITDA margin", defined as net earnings plus (i) depreciation and amortization expense, (ii) interest expense and (iii) income taxes, and EBITDA as a percentage of revenue, respectively. EBITDA and EBITDA margin are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. We use EBITDA and EBITDA margin as supplements to our GAAP results of operations as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. The costs of certain shared resources are allocated between segments based on each segment’s estimated usage of the shared resources. Other indirect items that are maintained at the corporate level and are not allocated to the segments include executive and functional compensation costs and other administrative expenses relating to the corporate headquarters.

Mobile Consumer Electronics

(in thousands)	Years Ended December 31,			% Change (1)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$777,171	$670,358	$509,916	15.9%	31.5%

Operating earnings	$122,530	$102,742	$106,224	19.3%	(3.3)%
Other income (expense)	(493)	(2,334)	(477)	n/m	n/m
Depreciation and amortization	100,257	79,668	49,076	25.8%	62.3%
EBITDA	$222,294	$180,076	$154,823	23.4%	16.3%

Operating margin	15.8%	15.3%	20.8%
EBITDA margin	28.6%	26.9%	30.4%
Other measure:
Research and development	$53,436	$46,243	$36,021	15.6%	28.4%
(1) n/m - not meaningful

2013 Versus 2012

MCE’s 2013 revenue increased $106.8 million, or 15.9%, when compared to 2012. Revenue increased approximately $148.4 million on higher volumes, partially offset by a $43.7 million unfavorable impact from pricing. Foreign currency translation had a negligible favorable impact in the current year. The volume increase resulted primarily from strong demand for components serving the smartphone market, resulting in a $40.2 million increase, including the continued trend for multi-microphone product offerings, with key OEM customers incorporating up to three microphones per device. New smartphone product launches as well as one OEM customer gaining share in the smartphone market drove a significant portion of the MCE volume growth, an increase of $157.3 million. The volume increase was partially offset by delays related to OEM smartphone releases, as well as the impact of market share losses by two other key smartphone OEM customers, causing a decrease of $49.0 million.

Operating earnings increased $19.8 million, or 19.3%, and operating margin increased 50 basis points when compared to 2012. The increase in operating earnings and operating margin was primarily driven by higher volumes, attributing $64.4 million of the increase as compared to the prior period, as well as benefits from productivity initiatives and recent restructuring actions, attributing $31.8 million of the increase. These improvements more than offset the impacts of pricing concessions that resulted in an earnings decline of $43.7 million, higher legal expenses of $7.9 million, higher investment in research and development of $7.2 million, fixed asset impairment and inventory charges related to more mature product lines totaling $6.9 million, higher restructuring charges of $6.1 million relating to cost reduction actions in the speaker and receiver facilities and higher labor costs due to inflation in China and Malaysia of $6.1 million.

EBITDA increased $42.2 million, or 23.4%, in 2013, and EBITDA margin increased 170 basis points. Excluding the impact of $20.6 million of higher depreciation and amortization in 2013 compared to 2012, the remaining increase in EBITDA was driven by the same factors that drove the increase in operating earnings.

2012 Versus 2011

MCE’s 2012 revenue increased $160.4 million, or 31.5%, when compared to 2011, as increased demand for MEMs microphone volumes due to new OEM product introductions and overall smartphone market growth increased volume by $68.0 million and $21.6 million, respectively. In addition, Sound Solutions contributed an increase of $134.0 million in acquisition-related revenue in the first half of 2012 as compared to the first half of 2011. Our revenue growth was tempered in part by OEM market share shifts for the speaker and receiver product lines, which partially offset the increase in revenue by $30.8 million. The 2012 revenue increase was also partially offset by $19.9 million due to pricing concessions corresponding to normal product life cycle maturities, as well as a $6.0 million unfavorable foreign currency impact.

Operating earnings decreased $3.5 million, or 3.3%, and operating margin decreased 550 basis points when compared to 2011. The decrease in operating earnings and operating margin was primarily driven by pricing concessions of $19.9 million, higher depreciation and amortization expense of $10.6 million related to the acquisition of Sound Solutions, coupled with one-time costs related to new product ramp up and higher labor costs due to inflation in China and Malaysia of $6.0 million. These decreases were partially offset by higher sales volume of $39.6 million related to new OEM product introductions and overall smartphone growth, as well as productivity initiatives that resulted in efficiencies of $29.3 million as compared to 2011.

EBITDA increased $25.3 million, or 16.3%, in 2012, and EBITDA margin decreased, as the impact of the pricing concessions, new product ramp-up costs and higher labor costs as previously noted drove a decline of 350 basis points.

Specialty Components

(in thousands)	Years Ended December 31,			% Change (1)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$437,677	$447,691	$473,472	(2.2)%	(5.4)%

Operating earnings	$64,445	$77,156	$95,732	(16.5)%	(19.4)%
Other income (expense)	509	(106)	643	n/m	n/m
Depreciation and amortization	28,792	33,399	33,262	(13.8)%	0.4%
EBITDA	$93,746	$110,449	$129,637	(15.1)%	(14.8)%

Operating margin	14.7%	17.2%	20.2%
EBITDA margin	21.4%	24.7%	27.4%
Other measure:
Research and development	$29,132	$31,078	$29,874	(6.3)%	4.0%
(1) n/m - not meaningful

2013 Versus 2012

SC’s 2013 revenue decreased $10.0 million, or 2.2%, when compared to 2012, due to a $5.3 million decrease in volume, primarily due to weakness in the domestic military markets resulting from government funding uncertainties and reduced demand for Knowles' acoustic components used in specialty headset applications due to overstock and inventory corrections by the OEM customers, offset in part by higher demand from telecom customers serving the anticipated build out of wireless infrastructure in China. In addition, pricing concessions drove a decline in revenue as compared to the prior year of $5.7 million.

Operating earnings decreased $12.7 million as compared to 2012, and operating margin declined 250 basis points. The decrease in operating earnings and operating margin was driven by $9.6 million in higher production transfer and restructuring charges relating to the continued migration of the segment's U.K.-based capacitor production into existing Asian manufacturing facilities and headcount reductions within the segment's German and North American operations that serve the telecom infrastructure market to better align the operations with current market dynamics, lower volumes of $7.5 million, $5.7 million in pricing concessions and Asian wage inflation in China of $4.0 million. The decrease in operating earnings was partially offset by productivity initiatives, as the benefits of the aforementioned restructuring programs and other strategic initiatives resulted in an increase to operating earnings of $13.6 million.

EBITDA decreased $16.7 million, or 15.1%, in 2013, and EBITDA margin decreased 330 basis points, driven by the same factors that drove the decrease in operating earnings.

2012 Versus 2011

SC’s 2012 revenue decreased $25.8 million, or 5.4%, when compared to 2011, due mainly to lower sales volumes of components serving the telecommunication infrastructure market, resulting in a decrease of approximately $25.0 million driven in part by continued deferral of investment in upgrades to telecom networks by the major telecom equipment providers, as well as pricing concessions on components used in older OEM models, resulting in a decrease in revenue of approximately $6.5 million. The volume decline in components serving the telecom markets was offset in part by volume growth in components serving the medical technology market, including growth from new products and modest market growth, driving an increase in revenue as compared to the prior year of $10.3 million.

Operating earnings decreased $18.6 million as compared to 2011, and operating margin declined 300 basis points. The decline in revenue and pricing concessions drove decreases of $6.6 million and $6.5 million, respectively. Additionally, $2.8 million in higher restructuring costs relating to the consolidation of U.S. oscillator production facilities, coupled with $3.6 million higher labor costs due to labor inflation in Asia, contributed to the decline in earnings and the reduction in operating margin. A favorable foreign currency impact slightly offset the decreases in earnings.

EBITDA decreased $19.2 million, or 14.8%, reflecting the factors that drove the decline in operating earnings.

Financial Condition

Historically, we have generated and expect to continue to generate positive cash flow from operations. Cash flows related to financing activities reflect changes in our Former Parent’s investment in us. Transfers of cash to and from our Former Parent are reflected as a component of “Parent Company investment in Knowles Corporation” in the combined balance sheets.

As a result of the Separation, we no longer participate in cash management and funding arrangements with our Former Parent. Historically, we have utilized these arrangements to fund significant expenditures, such as manufacturing capacity expansion and acquisitions. Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs, dividends (if any), capital expenditures and strategic investments. We have secured a revolving line of credit in the U.S. from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the U.S. above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets.

Our ability to make payments on and to refinance our indebtedness, including third party debt incurred in connection with the Separation, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash. Due to the global nature of our operations, a significant portion of our cash is held outside the Unites States. Our cash and cash equivalents totaled $105.6 million and $10.3 million at December 31, 2013 and 2012, respectively. Of these amounts, cash held by our non-U.S. operations totaled $95.0 million and $10.3 million as of December 31, 2013 and 2012, respectively.

We hold the vast majority of our cash and operating cash flows outside the U.S., since this cash is needed by our foreign subsidiaries to fund our capital expenditures and growth plans, as our manufacturing locations are primarily based outside of the United States. We have not provided for U.S. income taxes on $2.1 billion of undistributed earnings of foreign subsidiaries, because we intend to permanently reinvest these earnings outside the U.S.

We generate cash flow in the U.S. primarily through ongoing product sales, management fees and royalty income, and we utilize cash in the U.S. primarily for expenses relating to operations and corporate functions, including management, administration and research and development. We have generated approximately $43.7 million, $20.0 million and $13.6 million of adjusted operating cash flow in the U.S., as defined below, during the years ended December 31, 2013, 2012 and 2011, respectively, which has been sufficient to meet our domestic cash needs in each such year, as most of our capital expenditures and expenses occurred outside of the United States during those years. Adjusted operating cash flow in the U.S. is not presented in accordance with GAAP and is defined as operating cash flow generated within the U.S., net of corporate expense allocations, but excluding net U.S. interest expense related to intercompany notes payable to our Former Parent of $18.4 million, $22.1 million and $21.6 million as of December 31, 2013, 2012 and 2011, respectively. The adjusted operating cash flow in the U.S. amounts exclude U.S. interest expense related to intercompany net notes payable to our Former Parent, as these notes were settled prior to the Separation, and these amounts are not necessarily representative of interest payments related to our future debt. We project that our cash generation within the U.S. for the foreseeable future will be self-sustaining to meet all estimated U.S. expenditures and, as such, we do not anticipate the need to repatriate the earnings of our foreign subsidiaries in order to satisfy our domestic cash needs, including the service of any third party debt incurred in the United States.

Our management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

During the fourth quarter of 2013, we identified a classification error in the combined statements of cash flows whereby accrued capital expenditures and patent defense costs were incorrectly classified as Additions to property, plant and equipment and Capitalized patent defense costs, respectively, within investing activities. The cash flow summary presented below has been revised to reflect the correction of this error. The results of this correction were a decrease in net cash used in investing activities of $14.4 million and $7.8 million in 2012 and 2011, respectively, with offsetting adjustments recorded to net cash provided by operating activities during the same periods. See Note 1. Summary of Significant Accounting Policies of the notes to the Combined Financial Statements for additional information.

Cash flows from operating, investing, and financing activities, as reflected in our combined cash flows statements are summarized in the following table:

(in thousands)	Years Ended December 31,
Net Cash Provided By (Used In)	2013	2012	2011
Operating activities	$174,294	$175,107	$175,082
Investing activities	(108,675)	(101,154)	(909,189)
Financing activities	29,327	(90,037)	759,693

Operating Activities

Cash provided by operating activities in 2013 decreased $0.8 million compared to 2012, due to higher investments in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) of $22.4 million generally due to the impact of higher revenue levels and timing of vendor payments. In addition, other changes in operating assets and liabilities, mainly deferred taxes, decreased operating cash flows. These reductions in operating cash flows were mitigated by higher net earnings before depreciation and amortization of $42.8 million, which was the result of increased sales volumes during the year that more than offset higher restructuring and production transfer costs.

Cash provided by operating activities in 2012 remained flat when compared to 2011, largely driven by higher depreciation and amortization of $30.1 million for 2012 due to higher acquisition-related amortization expense and investments to support growth and new product introductions. This increase was offset by the increased investment in adjusted working capital of $12.3 million due to timing of customer payments, and lower net earnings resulting from higher restructuring costs and the integration of Sound Solutions as well as other changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities results primarily from cash outflows for capital expenditures, the capitalization of patent defense costs, and the Sound Solutions acquisition, partially offset by a related purchase price adjustment and proceeds from the sale of property, plant and equipment.

Capital spending. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $105.3 million, $132.0 million, and $88.5 million, or 8.7%, 11.8% and 9.0% as a percentage of revenue, for the years ended December 31, 2013, 2012 and 2011, respectively. The large drivers of the 2013 capital expenditures have been ongoing investment in MEMs manufacturing capacity expansion to support growth in the handset market as well as manufacturing footprint optimization projects. Construction and customization of a new manufacturing facility in Cebu, Philippines that started in 2012 continued throughout 2013. When fully operational in early 2014, this 215,000 square foot facility will support several growth and productivity initiatives for us. In addition to beginning work on this facility, the higher capital expenditures in 2012 also reflected significant investments in machinery and equipment to support new product designs and MEMs capacity expansion projects.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when it is believed that a significant, discernible increase in value will result from the defense, and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically seven to ten years. During the year ended December 31, 2013 and 2012, we paid $8.6 million and $13.1 million, respectively, in gross legal costs related to the defense of our patents.

Acquisition of Sound Solutions. On July 4, 2011, we completed the stock acquisition of the Sound Solutions business line from NXP Semiconductors N.V. The purchase price of $855.0 million was funded through an intercompany loan agreement and was subject to working capital and other contractual adjustments. We received approximately $22.7 million from NXP in 2011 as settlement for working capital and other contractual adjustments and an additional $45.0 million in 2012, reflecting purchase price adjustments for post-acquisition contingencies. These amounts resulted in cash inflows of approximately $45.0 million for the year ended December 31, 2012, and net cash outflows of $824.3 million for the year ended December 31, 2011, net of cash acquired.

Financing Activities

Change in borrowings, net. The change in our outstanding notes payable with our Former Parent and its affiliates is reflected in the combined statement of cash flows as a financing activity in “Change in borrowings, net.” The change in 2013 as compared to 2012 represents the settlement of these notes in connection with the Separation. The change in 2012 as compared to 2011 represents the repayment of the loan between our Former Parent and us related to an intercompany agreement whereby our Former Parent loaned us funds for the 2011 acquisition of Sound Solutions. The loan was established in July 2011 and repaid to our Former Parent in September 2012; therefore, we recognized interest expense on the note in 2012 until the time of repayment. Net interest expense on these notes totaled $42.0 million, $56.5 million and $39.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. These net interest amounts are not necessarily representative of interest payments related to our post-Separation debt.

Since there were no securities sold in the Separation, we did not receive any proceeds in connection with the Separation. To the extent we sell any common stock in the future, we will classify the net proceeds received from such offering as cash received from financing activities. In addition, if and to the extent that employees exercise Knowles stock options or other Knowles equity-based awards in the future, the proceeds, if any, received by us from those exercises will be classified as cash received from financing activities. Near term, cash generated from the exercise of stock options is not expected to be material to our combined cash flows.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the combined statements of cash flows, we also measure free cash flow and free cash flow as a percentage of revenue. Free cash flow is calculated as cash flow provided by operating activities less capital expenditures. Our management believes these measures are useful in measuring our cash generated from operations, and cash generated from operations as a percentage of revenue, that is available to repay debt, pay dividends, fund acquisitions and repurchase Knowles’ common stock. Free cash flow and free cash flow as a percentage of revenue are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, free cash flow and free cash flow as a percentage of revenue should not be considered in isolation from, or as an alternative to, any other performance measures determined in accordance with GAAP.

Our businesses, while not having significant seasonality, tend to have stronger revenue in the third and fourth quarters of each fiscal year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles due to the highly technical nature of the industries they serve, which can result in new OEM product launches that can impact quarterly revenues, earnings and cash flow.

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in thousands)	Years Ended December 31,
Free Cash Flow	2013	2012	2011
Cash flow provided by operating activities	$174,294	$175,107	$175,082
Less: Capital expenditures	(105,283)	(132,047)	(88,470)
Free cash flow	$69,011	$43,060	$86,612
Free cash flow as a percentage of revenue	5.7%	3.9%	8.8%

In 2013, we generated free cash flow of $69.0 million, representing 5.7% of revenue, compared to free cash flow in 2012 of $43.1 million, representing 3.9% of revenue, and free cash flow in 2011 of $86.6 million, or 8.8% of revenue. The increase in free cash flow in 2013 compared to 2012 was primarily due to a reduction in capital expenditures to more normalized spending levels while the decrease in free cash flow in 2013 compared to 2011 was driven by higher investments in working capital in 2013 generally due to the impact of higher revenue levels and timing of vendor payments. The lower free cash flow in 2012 compared to both other periods presented is primarily due to higher capital expenditures. The capital expenditures in 2012 mainly related to spending at our Cebu, Philippines facility, as well as a higher level of investment to expand capacity and support new product designs to meet the demands in the acoustics market.

In 2014, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenue. Additionally, the interest expense related to our net notes payable to our Former Parent that were settled in connection with the Separation is reflected in historical net earnings, but is not necessarily representative of our post-Separation debt-related interest.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our combined contractual obligations and commitments as of December 31, 2013 and the years when these obligations are expected to be due is as follows:

(in thousands)		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Rental commitments (1)	$60,788	$13,867	$14,044	$9,196	$23,681
Purchase obligations (2)	1,557	1,557	—	—	—
Capital leases	2,415	2,235	180	—	—
Post-retirement benefits (3)	3,987	1,869	239	293	1,586
Total obligations (4) (5)	$68,747	$19,528	$14,463	$9,489	$25,267

(1)  Represents off-balance sheet commitments and obligations for rental commitments related to operating leases. Amount also includes approximately $16 million in operating lease payments and $22 million in capital lease payments for a lease that was entered into in September 2013 but for which the lease term will not begin until the third quarter of 2014. See Note 12. Commitments and Contingent Liabilities of the notes to the Combined Financial Statements for additional information.

(2) Represents off-balance sheet commitments for purchase obligations related to open purchase orders with the Company’s vendors.
(3)  Amounts represent estimated benefit payments under the Company’s unfunded defined benefit plans. In addition, defined benefit plan contributions of $1.6 million were included for 2014 only as they cannot be determined beyond 2014. See Note 13. Employee Benefit Plans of the notes to the Combined Financial Statements for additional information.

(4)  The table above does not reflect the $500 million in borrowings entered into, $400 million of which was incurred, subsequent to December 31, 2013. See the Revolving Credit Facility section below for more information.

(5)  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 10. Income Taxes of the notes to the Combined Financial Statements for additional information.

Revolving Credit Facility

On January 27, 2014, we entered into a $200 million five-year senior secured revolving credit facility, as well as a $300 million five-year senior secured term loan facility, which we refer to collectively as the “credit facilities.” In connection with the separation from our Former Parent, we incurred $100 million of borrowings under the revolving credit facility and $300 million of borrowings under the term loan facility, in each case to finance a cash payment to our Former Parent immediately prior to the Separation. The remainder of the available borrowing under the revolving credit facility may be used for general corporate purposes.

The revolving credit facility includes a letter of credit subfacility in an amount up to $25 million and a swing line subfacility in an amount up to $35 million. Up to $100 million of the revolving credit facility is available for borrowings in euros, British pounds sterling and other currencies requested by us and agreed to by the lenders. The facilities also provide for additional incremental revolving or term loans in an aggregate principal amount of up to an additional $250 million.

Loans outstanding under the term facility will mature on January 27, 2019, and will amortize in equal quarterly installments in annual amounts (expressed as percentages of the loans made under the term facility on the initial funding date of the term facility, which was February 28, 2014) as set forth below, with the remaining balance due on the final maturity date of the term facility.

Year after debt execution date	Per Annum Amount

1	0.0%

2	5.0%

3	10.0%

4	10.0%

5	10.0%

We have the right to prepay borrowings under the facilities and to reduce the unutilized portion of the revolving credit facility, in each case, at any time without premium or penalty (except for Eurodollar breakage fees, if any). We are required to prepay borrowings under the term facility with 100% of the net cash proceeds of sales or dispositions of assets or other property (including, among others, the proceeds of issuances of equity interests by subsidiaries), subject to certain reinvestment rights and other exceptions. The interest rates under the facilities are variable based on LIBOR or an alternate base rate at the time of the borrowing and our leverage as measured by a consolidated total indebtedness to consolidated EBITDA ratio, and initially are set at LIBOR plus 1.50%. A commitment fee will accrue on the average daily unused portion of the revolving facility at the rate of 0.2% to 0.4%, initially set at 0.25%.

The facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens and entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The facilities also include a requirement, to be tested quarterly, that we maintain both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated in a manner defined in the debt agreement. The facilities include customary events of defaults. We were in compliance with these covenants as of the initial funding date of the facilities.

Risk Management

We are exposed to certain market risks which exist as part of our ongoing business operations, including changes in currency exchange rates, the dependence on key customers, and price volatility for certain commodities. We do not engage in speculative or leveraged transactions and do not hold or issue financial instruments for trading purposes.

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Malaysian ringgit, the euro, the Chinese renminbi (yuan) and the Philippine peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Decreased strength of the U.S. dollar could adversely impact the cost of materials, products and services purchased overseas. A 10% weakening of the U.S. dollar would reduce our operating results by approximately $38.4 million pre-tax.

In addition, sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the year ended December 31, 2013, Apple, Inc. and Samsung Group accounted for approximately 25% and 15%, respectively, of our total revenue. For the years ended December 31, 2012 and 2011, Apple, Inc. accounted for approximately 18% and 12%, respectively, of our total revenue. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

Commodity Pricing

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. While the required raw materials are generally available, commodity pricing for various precious metals, such as palladium, gold and silver, and “rare earth” materials (dysprosium and neodymium), fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Critical Accounting Policies

Our Combined Financial Statements are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. The significant accounting policies used in the preparation of our Combined Financial Statements are discussed in Note 1. Summary of Significant Accounting Policies of the notes to the Combined Financial Statements under Item 8, "Financial Statements and Supplementary Data." The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

Revenue Recognition: Revenue is recognized when all of the following circumstances are satisfied: (i) persuasive evidence of an arrangement exists, (ii) price is fixed or determinable, (iii) collectability is reasonably assured and (iv) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. We do not have significant service revenue, licensing, income or multiple service arrangements. We recognize third-party licensing or royalty income as revenue over the related contract term. Revenue is recognized net of customer discounts, rebates and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8.3 million, $14.2 million and $14.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Returns and allowances totaled $11.2 million, $4.6 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Inventories: Inventories, including all international subsidiaries, are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence. It is our policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory), and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. It is our policy to carry reserves against the carrying value of at-risk inventory items after considering the nature of the risk and any mitigating factors.

Goodwill and Indefinite-Lived Assets: We have significant tangible and intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, our assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter of each fiscal year or, when indicators of impairment exist, such as a significant sustained change in the business climate, or, when a significant portion of a reporting unit is to be reclassified to discontinued operations, during the interim periods. We estimate fair value using discounted cash flow analyses (i.e., an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles.

Goodwill balances at December 31, 2013, 2012 and 2011 totaled $961.9 million, $946.1 million and $946.9 million, respectively, and other indefinite-lived intangible assets totaled $32.0 million, $32.0 million and $32.0 million at December 31, 2013, 2012 and 2011, respectively. There were no impairments of goodwill or other indefinite-lived intangible assets as of December 31, 2013, 2012 and 2011. We performed impairment testing of our four identified reporting units for the years ended December 31, 2013, 2012 and 2011 and the fair value of these four reporting units exceeded their carrying value and no impairment was recognized. If the fair value of each of these reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized.

Other Intangible and Long-Lived Assets: Our other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents, trademarks and drawings and manuals, and these assets are amortized over their estimated useful lives. Other intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an impairment indicator exists, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Other intangible assets with determinable lives at December 31, 2013, 2012 and 2011 totaled $286.3 million, $312.8 million and $341.7 million, respectively.

Our business relies on patents and proprietary technology and seeks patent protection for products and methods. We capitalize external legal costs incurred in the defense of our patents when it is believed that a significant, discernible increase in value will result from the defense, and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically seven to ten years. Our assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment, and a different outcome could result in material write-offs of the carrying value of these assets. During the years ended December 31, 2013, 2012 and 2011, we capitalized $11.4 million, $13.9 million and $0.2 million, respectively, in legal costs related to the defense of our patents.

Pension and Other Post-Retirement Plans: Our Former Parent provides a defined benefit pension plan for its eligible U.S. employees and retirees. As such, the portion of our liability associated with this U.S. plan is not reflected in our combined balance sheets and will not be recorded at the distribution date as this obligation will be maintained and serviced by our Former Parent. Effective December 31, 2013, Knowles participants in this plan no longer accrued benefits. Our Former Parent also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. On February 28, 2014, in connection with the Separation, we assumed the benefit obligation attributed to our employees for this non-qualified plan, and it will be reflected in our combined balance sheet as of such date. Effective December 31, 2013, Knowles participants in this plan no longer accrued benefits. Our Former Parent provides a defined contribution plan to its eligible U.S. employees and retirees in which Knowles employees participated. Our expense relating to defined contribution plans was $3.8 million, $3.3 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011. In addition, we sponsor four defined benefit pension plans to certain non-U.S. employees. Our expense related to these plans for the years ended December 31, 2013, 2012 and 2011 were $1.2 million, $1.2 million and $0.6 million, respectively. These plans are considered direct obligations of the Company and have been recorded within our Combined Financial Statements in accordance with GAAP.

The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. See Note 13. Employee Benefit Plans of the notes to the Combined Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information related to our employee benefit plans, including the actuarial assumptions used.

Income Taxes and Deferred Tax Balances: For purposes of the Combined Financial Statements, our income tax expense and deferred tax balances have been estimated as if we filed income tax returns on a stand-alone basis separate from our Former Parent. As a stand-alone entity, our deferred taxes and effective tax rate may differ from those of our Former Parent in the historical periods.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is recorded to reduce deferred tax assets to the net amount that is more likely than not to be realized.

We establish valuation allowances for our deferred tax assets if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors.

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the U.S., there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2013, 2012 and 2011 periods.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates for 2013, 2012 and 2011 were (4.2)%, (0.2)% and 6.7%, respectively.

We have not provided for any residual U.S. income taxes on the unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested outside the United States. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, or the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Accruals and Reserves: We have accruals and reserves that require the use of estimates and judgment with regard to risk exposure and ultimate liability. We estimate losses under these programs using certain factors, which include but are not limited to, actuarial assumptions, our experience and relevant industry data. We review these factors quarterly and consider the current level of accruals and reserves adequate relative to current market conditions and experience.

•
We are involved in various lawsuits, claims and investigations arising in the normal course of our business, including those related to intellectual property which may be owned by us or others. We own many patents which cover our products, technology and manufacturing processes. Some of these patents have been and, we expect, will continue to be challenged by others. In appropriate cases, we have taken and will take steps to protect and defend our patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps may result in retaliatory litigation, the costs of which may be material.  Based on the strength of our intellectual property and our prior experience enforcing it, our current assessment is that the ultimate disposition of these matters is not expected to have a material adverse effect on our operating results or financial condition. We will periodically review the probable outcome of such proceedings, their impact on our operations, the associated costs and expenses incurred and reasonably expected to be incurred, and the amounts accrued.
In addition, we may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that our products infringe the intellectual property of others. Historically, we have not made significant payments under such indemnity arrangements. At December 31, 2013, 2012 and 2011, our legal reserves were not significant.

•
Most recently, we have established liabilities for restructuring activities, in accordance with appropriate accounting principles. These liabilities, for both severance and exit costs, require the use of estimates. Though we believe that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

Derivatives: We periodically use derivative financial instruments to hedge our exposures to various risks, including foreign currency exchange rate risk. We do not enter into derivative financial instruments for speculative purposes. Derivative financial instruments used for hedging purposes must be designated an effective hedge of the identified risk exposure at inception and throughout the life of the contract. We recognize all derivatives as either assets or liabilities on the combined balance sheet and measure those instruments at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Stock-Based Compensation: Our employees have historically participated in our Former Parent’s stock-based compensation plans. Stock-based compensation has been allocated to us based on the awards and terms previously granted to our employees. The principal awards issued under the stock-based compensation plans include non-qualified stock options, stock-settled stock appreciation rights (“SARs”) and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expenses in the combined statements of earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our Former Parent’s stock using historical data. We use the Monte Carlo simulation model to estimate fair value of performance share awards which also requires us to estimate the volatility of our Former Parent’s stock and the volatility of returns on the stock of our Former Parent’s peer group as well as the correlation of the returns between the companies in the peer group. At the time of grant, we estimate forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 11. Equity Incentive Program of the notes to the Combined Financial Statements for additional information related to our stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO COMBINED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

51	Report of Independent Registered Public Accounting Firm
52	Combined Statements of Earnings
53	Combined Statements of Comprehensive Earnings
54	Combined Balance Sheets
55	Combined Statements of Equity
56	Combined Statements of Cash Flows
57	Notes to Combined Financial Statements
85	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Knowles Corporation:

In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knowles Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 28, 2014

KNOWLES CORPORATION
COMBINED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues	$1,214,803	$1,117,992	$983,318
Cost of goods and services	786,862	711,000	605,298
Gross profit	427,941	406,992	378,020
Selling and administrative expenses	284,113	270,928	231,616
Operating earnings	143,828	136,064	146,404
Interest expense, net	42,024	56,470	39,892
Other expense, net	294	678	956
Earnings before income taxes	101,510	78,916	105,556
(Benefit from) provision for income taxes	(4,304)	(181)	7,099
Net earnings	$105,814	$79,097	$98,457

Basic and diluted earnings per share (1)	$1.24	$0.93	$1.16
Basic and diluted average shares outstanding (1)	85,019,159	85,019,159	85,019,159

(1) On February 28, 2014, the distribution date, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of Knowles common shares outstanding immediately following the Distribution.

See Notes to Combined Financial Statements.

KNOWLES CORPORATION
COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net earnings	$105,814	$79,097	$98,457

Other comprehensive earnings (loss), net of tax
Foreign currency translation	32,595	(82,264)	67,447

Employee benefit plans:
Actuarial losses arising during period	(4)	(3,505)	(2,188)
Prior service cost arising during period	—	—	40
Amortization of actuarial losses included in net periodic pension cost	164	123	82
Amortization of prior service costs included in net periodic pension cost	5	5	4
Total employee benefit plans	165	(3,377)	(2,062)

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(129)	914	(832)
Net losses (gains) reclassified into earnings	129	(80)	(330)
Total cash flow hedges	—	834	(1,162)

Other comprehensive earnings (loss), net of tax	32,760	(84,807)	64,223

Comprehensive earnings (loss)	$138,574	$(5,710)	$162,680

See Notes to Combined Financial Statements.

KNOWLES CORPORATION
COMBINED BALANCE SHEETS
(in thousands)

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$105,588	$10,302
Receivables, net of allowances of $1,686 and $1,824	224,556	217,458
Inventories, net	149,168	133,554
Prepaid and other current assets	11,803	8,555
Deferred tax assets	10,708	7,411
Total current assets	501,823	377,280
Property, plant and equipment, net	360,997	362,372
Goodwill	961,916	946,131
Intangible assets, net	318,310	344,793
Other assets and deferred charges	27,070	20,516
Total assets	$2,170,116	$2,051,092

Current liabilities:
Accounts payable	$143,812	$171,401
Accrued compensation and employee benefits	40,918	37,708
Other accrued expenses	25,245	24,313
Total current liabilities	209,975	233,422
Notes payable to Parent, net	—	528,812
Deferred income taxes	45,891	68,405
Other liabilities	27,123	32,346
Commitments and contingencies (Note 12)
Parent Company equity:
Parent Company investment in Knowles Corporation	1,850,602	1,184,342
Accumulated other comprehensive earnings	36,525	3,765
Total Parent Company equity	1,887,127	1,188,107
Total liabilities and Parent Company equity	$2,170,116	$2,051,092

See Notes to Combined Financial Statements.

KNOWLES CORPORATION
COMBINED STATEMENTS OF EQUITY
(in thousands)

	Parent Company Investment	Accumulated Other Comprehensive Earnings (Loss)	Total Parent Company Equity
Balance at December 31, 2010	$419,511	$24,349	$443,860
Net earnings	98,457	—	98,457
Other comprehensive earnings, net of tax	—	64,223	64,223
Net transfers to Parent Company	(319,890)	—	(319,890)
Balance at December 31, 2011	$198,078	$88,572	$286,650
Net earnings	79,097	—	79,097
Other comprehensive loss, net of tax	—	(84,807)	(84,807)
Net transfers from Parent Company	907,167	—	907,167
Balance at December 31, 2012	$1,184,342	$3,765	$1,188,107
Net earnings	105,814	—	105,814
Other comprehensive earnings, net of tax	—	32,760	32,760
Net transfers from Parent Company	560,446	—	560,446
Balance at December 31, 2013	$1,850,602	$36,525	$1,887,127

See Notes to Combined Financial Statements.

KNOWLES CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net earnings	$105,814	$79,097	$98,457
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	130,912	114,878	84,773
Stock-based compensation	2,031	1,901	1,882
Provision for losses on accounts receivable (net of recoveries)	278	683	256
Deferred income taxes	(30,039)	(16,701)	(12,452)
Employee benefit plan expense	1,220	1,231	557
Contributions to employee benefit plans	(2,406)	(2,139)	(1,500)
Impairment charges and gain/loss on disposal of assets, net	3,562	2,329	1,587
Other, net	6,552	(4,311)	28,140
Cash effect of changes in assets and liabilities (excluding effects of acquisitions and foreign exchange):
Accounts receivable	(6,787)	(20,930)	(24,281)
Inventories	(14,136)	(15,481)	(14,129)
Prepaid expenses and other assets	(6,322)	6,370	(9,367)
Accounts payable	(16,053)	21,847	36,159
Accrued compensation and employee benefits	665	(3,822)	(6,528)
Accrued expenses and other liabilities	(3,106)	9,252	(7,614)
Accrued taxes	2,109	903	(858)
Net cash provided by operating activities	174,294	175,107	175,082

Investing Activities
Additions to property, plant and equipment	(105,283)	(132,047)	(88,470)
Acquisition of Sound Solutions (net of cash acquired), including purchase price adjustments	—	45,016	(824,286)
Proceeds from the sale of property, plant and equipment	5,162	3,950	3,567
Capitalized patent defense costs	(8,554)	(13,073)	—
Other investment	—	(5,000)	—
Net cash used in investing activities	(108,675)	(101,154)	(909,189)

Financing Activities
Change in borrowings, net	(574,072)	(886,825)	1,062,930
Net transfers from (to) Parent Company	603,399	796,788	(303,237)
Net cash provided by (used in) financing activities	29,327	(90,037)	759,693

Effect of exchange rate changes on cash and cash equivalents	340	93	(173)

Net increase (decrease) in cash and cash equivalents	95,286	(15,991)	25,413
Cash and cash equivalents at beginning of period	10,302	26,293	880
Cash and cash equivalents at end of period	$105,588	$10,302	$26,293

Supplemental information - cash paid during the year for:
Income taxes	$20,684	$15,210	$8,207
Interest	$46,013	$59,689	$43,075

See Notes to Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business - Knowles Corporation (“Knowles” or the "Company") is engaged in the design and manufacture of innovative products and components which serve the mobile consumer electronics, medical technology, telecommunications infrastructure, military/space and other industrial end markets. The Company has a leading position in MicroElectroMechanical Systems (“MEMs”) microphones, speakers and receivers which are used in mobile handsets, smartphones and tablets within the consumer electronics market. The Company is also a leading manufacturer of transducers used in the hearing health segment of the medical technology market and has a strong position in oscillators (timing devices) and capacitors which serve the telecommunication infrastructure, military/space and other industrial markets. The Company reports two business segments: Mobile Consumer Electronics and Specialty Components. See Note 15. Segment Information for additional information related to the Company’s segments.

On February 28, 2014, Knowles became an independent, publicly-traded company as a result of the distribution by Dover Corporation (“Dover”) of 100% of the outstanding common stock of Knowles to Dover’s shareholders (the "Distribution"). Dover’s Board of Directors approved the distribution of its shares of Knowles on February 6, 2014. Knowles’ Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on February 10, 2014. On February 28, 2014, Dover's shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover common stock held as of the record date.

Financial Statement Presentation - The accompanying Combined Financial Statements have been prepared on a stand-alone basis and are derived from Dover's consolidated financial statements and accounting records. The Combined Financial Statements represent Knowles' financial position, results of operations, and cash flows as its business was operated as part of Dover prior to the Distribution, in conformity with U.S. generally accepted accounting principles.

The Combined Financial Statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in combination. The results of operations of purchased businesses are included from the date of acquisition. Transactions between Knowles and Dover, with the exception of sales transactions and intercompany net notes payable, are reflected in equity in the combined balance sheet as "Parent Company investment in Knowles Corporation" and in the combined statement of cash flows as a financing activity in “Net transfers (from) to Parent Company.” See Note 2. Related Party Transactions for additional information regarding related party transactions.

Historically, stand-alone financial statements have not been prepared for Knowles. Management believes the assumptions underlying the allocations included in the financial statements are reasonable. However, the financial statements may not necessarily reflect Knowles' results of operations, financial position and cash flows in the future, or what Knowles' results of operations, financial position and cash flows would have been had Knowles been a stand-alone company during the periods presented herein. The accompanying Combined Financial Statements include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measure. See Note 2. Related Party Transactions for additional information.

Revision of Prior Period Financial Statements - During the fourth quarter of 2013, the Company identified a classification error in the combined statements of cash flows whereby accrued capital expenditures and accrued patent defense costs were incorrectly classified as Additions to property, plant and equipment and Capitalized patent defense costs, respectively, within investing activities. The combined statements of cash flows presented herein have been revised to reflect the correction of this error. The results of this correction were a decrease in net cash used in investing activities of $14,449 and $7,844 in 2012 and 2011, respectively, with offsetting decreases to net cash provided by operating activities during the same periods. This classification error is not considered material for the years ended December 31, 2012 and 2011. In addition, the Company identified a classification error in the combined balance sheet whereby non-current deferred tax liabilities and assets were incorrectly netted. The Company revised the December 31, 2012 combined balance sheet, resulting in an increase of $6,563 in Deferred income taxes with a corresponding increase in Other assets and deferred charges.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Combined Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, allowances for doubtful accounts receivable, inventory reserves, restructuring reserves, warranty reserves, pension and post retirement plans, stock-based compensation, corporate allocations, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Combined Financial Statements in the period that they are determined.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and demand deposits.

Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses as a result of customers' inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends, and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Inventories – Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is the Company’s policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory), and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. It is the Company’s policy to carry reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors.

Prepaid and Other Current Assets - Prepaid and other current assets represent advances and deposits made by the Company for goods and services to be received in the near future, particularly raw material purchases.

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software. Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 1.5 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years. Depreciation expense totaled $84,977 in 2013, $66,384 in 2012, and $44,222 in 2011.

Derivative Instruments - The Company periodically uses derivative financial instruments to hedge its exposures to various risks, including foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes. Derivative financial instruments used for hedging purposes must be designated an effective hedge of the identified risk exposure at inception and throughout the life of the contract. The Company recognizes all derivatives as either assets or liabilities on the combined balance sheet and measures those instruments at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. For 2013, 2012, and 2011, the Company identified four reporting units for its annual goodwill impairment test. Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

method uses the Company’s market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one during any of the periods presented. See Note 6. Goodwill and Other Intangible Assets for additional information on goodwill.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s market assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite lived intangibles was indicated for the years ended December 31, 2013, 2012, or 2011.

Other Intangible Assets - Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents, and trademarks and are amortized over their estimated useful lives, ranging from 5 to 15 years. The Company relies on patents and proprietary technology and seeks patent protection for products and methods. The Company capitalizes external legal costs incurred in the defense of its patents when it is believed that a significant, discernible increase in value will result from the defense, and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically seven to ten years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment, and a different outcome could result in material write-offs of the carrying value of these assets. During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $11,400, $13,922, and $179, respectively, in legal costs related to the defense of its patents.

Long-Lived Assets - Long-lived assets (including intangible assets with determinable lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. In the fourth quarter of 2013, the Company recorded asset impairment charges related to more mature product lines totaling $4,295.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average yearly exchange rates. Foreign currency translation gains and losses are included as a component of "Accumulated other comprehensive earnings." Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the statement of earnings as a component of "Other expense, net."

Revenue Recognition - Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. The Company does not have significant service revenue, licensing income, or multiple deliverable arrangements. Knowles recognizes third-party licensing or royalty income as revenue over the related contract term. Revenue is recognized net of customer discounts, rebates, and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8,338, $14,200, and $14,160 for the years ended December 31, 2013, 2012 and 2011, respectively. Returns and allowances totaled $11,239, $4,627, and $4,199 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation – The Company’s employees have historically participated in Dover's stock-based compensation plans. Stock-based compensation has been allocated to the Company based on the awards and terms previously granted to its employees. The principal awards issued under the stock-based compensation plans include non-qualified stock options, stock-settled stock appreciation rights ("SARs"), and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

eligible employees and retirees) and is included in selling and administrative expenses in the combined statements of earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

The Company uses the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that the Company estimate the expected life of the SAR or option, expected forfeitures and the volatility of Dover's stock using historical data. The Company uses the Monte Carlo simulation model to estimate fair value of performance share awards which also requires it to estimate the volatility of Dover's stock and the volatility of returns on the stock of Dover's peer group as well as the correlation of the returns between the companies in the peer group. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 11. Equity Incentive Program for additional information related to the Company’s stock-based compensation.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.

The Company’s operations have historically been included in Dover's consolidated federal tax return and certain combined state returns. The income tax expense in the accompanying Combined Financial Statements has been determined on a stand-alone return basis. The Company is assumed to have historically filed a return separate from Dover, reporting its taxable income or loss and paying applicable tax based on its separate taxable income and associated tax attributes in each tax jurisdiction. The calculation of income taxes on the separate return basis requires considerable judgment and the use of both estimates and allocations. As a result, the Company’s effective tax rate and deferred tax balances will differ significantly from those in Dover's historic periods. Additionally, the deferred tax balances as calculated on the separate return basis will differ from the deferred tax balances of the Company calculated as a separate, stand-alone entity. See Note 10. Income Taxes for additional information on the Company’s income taxes and unrecognized tax benefits.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $82,568, $77,321 and $65,895 for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at December 31, 2013, 2012 and 2011 were $9,365, $23,382 and $9,782, respectively. In addition, patent defense costs included in accounts payable at December 31, 2013 and 2012 were $3,819 and $949, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the combined statement of cash flows for the respective periods.

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for Knowles for fiscal years beginning after December 15, 2013. The Company does not expect adoption of this ASU to significantly impact its Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its Combined Financial Statements.

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The revised standard is effective for the Company for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company's adoption of this standard did not have a significant impact on its Combined Financial Statements.

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance became effective for the Company for its fiscal 2011 year-end reporting. Its adoption did not have a material impact on the Company’s Combined Financial Statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard became effective for the Company on January 1, 2012. Its adoption did not impact the Company's Combined Financial Statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU only requires a change in the format of the current presentation. The Company has presented other comprehensive earnings in a separate statement following the statement of earnings.

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's Combined Financial Statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

2. Related Party Transactions

Dover provided Knowles certain services, the costs of which are included in selling and administrative expenses in the accompanying Combined Financial Statements, which included the administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, and legal services. Some of these services will continue to be provided to Knowles on a temporary basis following the Distribution. The financial information in these Combined Financial Statements does not necessarily include all the expenses that would have been incurred had Knowles been a separate, stand-alone entity. As such, the financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of Knowles in the future or what they would have been had Knowles been an independent public company during the periods presented. Management believes that the methods used to allocate expenses to Knowles are reasonable. The corporate expenses allocated to Knowles totaled $23,562, $26,133, and $21,822 for the years ended December 31, 2013, 2012 and 2011, respectively. As a stand-alone public company, Knowles' total costs related to such support functions may differ from the costs that were historically allocated to it from Dover. Knowles estimates that these costs may exceed the allocated amount for 2013 by a range of $5,000 to $10,000 in 2014.

Transactions between Knowles and Dover, with the exception of sales transactions and intercompany net notes payable, are reflected in equity in the combined balance sheet as Parent Company investment in Knowles Corporation and in the combined statement of cash flows as a financing activity in Net transfers (to) from Parent Company.

Notes due to Dover, net

Knowles had outstanding intercompany net notes payable with Dover and its affiliates, which were put in place to fund the business over a defined period of time. Although previously these financing arrangements were continually renewed with no intention to settle the obligations in cash, the Company repaid the intercompany net notes payables as of December 31, 2013 in anticipation of the Distribution. These notes were not necessarily representative of Knowles' future debt levels. As of December 31, 2012, these notes were reflected in the combined balance sheets as Notes payable to Parent, net and as a financing activity in Change in borrowings, net in the combined statements of cash flows for the years ended December 31, 2013, 2012, and 2011. Net interest expense on these notes totaled $41,955, $56,592, and $39,895 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in Interest expense, net in the combined statements of earnings. The change in the Change in borrowings, net in the combined statement of cash flows in 2012 as compared to 2011 represents the repayment of the intercompany loan between Dover and Knowles for the funding of the 2011 acquisition of Sound Solutions.

Intercompany transactions

Intercompany sales with Dover and its affiliates were $1,211, $1,577, and $436 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in revenues on the combined statements of earnings.

At December 31, 2013 and 2012, the Company had outstanding accounts receivable balances with Dover and its affiliates totaling $98 and $206, respectively. Also, the Company had outstanding accounts payable balances with Dover and its affiliates totaling $441 and $2,731 at December 31, 2013 and 2012, respectively. These balances are included in receivables and accounts payable, respectively, on the combined balance sheets.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

3. Acquisition of Sound Solutions

On July 4, 2011, the Company completed the stock acquisition of the Sound Solutions business line from NXP Semiconductors N.V. (“NXP”). The contractual acquisition purchase price of $855,000 was funded by an intercompany loan with Dover and was subject to working capital and other contractual adjustments.

Sound Solutions, which manufactures dynamic speakers and receivers for handset and other consumer electronic markets, has been integrated into the Mobile Consumer Electronics segment. The acquisition of Sound Solutions enables Knowles to become a leading supplier of audio components to the handset market. As such, the goodwill recorded through the acquisition reflects the value attributed to significant cost reduction and global revenue growth synergies that the combined business expects to achieve. Knowles received approximately $22,664 from NXP in 2011 as settlement for working capital and other contractual adjustments, as well as an additional $45,016 in 2012, reflecting purchase price adjustments for post-acquisition contingencies. The contractual purchase price of $855,000, net of cash acquired, along with these working capital and other contractual and purchase price adjustments, resulted in net assets acquired of $779,270.

The combined statements of earnings include the results of Sound Solutions since the date of acquisition. The revenue included in the Company's combined 2011 results totaled $190,252.

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the year ended December 31, 2011, assuming that the 2011 acquisition of Sound Solutions had taken place at the beginning of 2011. As a result, the supplemental pro forma earnings reflect adjustments to net earnings as reported in the combined statements of earnings to exclude $3,829 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $12,125 of acquisition-related costs (after-tax) from the year ended December 31, 2011. The 2011 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to the acquisition of Sound Solutions.

Year Ended December 31, 2011
Revenue:
As reported	$983,318
Pro forma	1,119,791

Net Earnings:
As reported	$98,457
Pro forma	102,127

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

4. Inventories, net

	December 31, 2013	December 31, 2012
Raw materials	$55,870	$58,211
Work in progress	29,886	25,275
Finished goods	92,048	76,517
Subtotal	177,804	160,003
Less reserves	(28,636)	(26,449)
Total	$149,168	$133,554

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

5. Property, Plant and Equipment, net

	December 31, 2013	December 31, 2012
Land	$12,238	$12,869
Buildings and improvements	85,815	91,853
Machinery, equipment and other	678,386	613,912
Subtotal	776,439	718,634
Less accumulated depreciation	(415,442)	(356,262)
Total	$360,997	$362,372

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

	Mobile Consumer Electronics	Specialty Components	Total
Balance at January 1, 2012	761,235	185,691	946,926
Sound Solutions purchase price adjustment	(6,998)	—	(6,998)
Foreign currency translation	6,530	(327)	6,203
Balance at December 31, 2012	760,767	185,364	946,131
Foreign currency translation	15,582	203	15,785
Balance at December 31, 2013	$776,349	$185,567	$961,916

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$8,264	$1,503	$7,986	$935
Patents (1)	47,543	17,549	39,547	17,533
Customer Relationships	429,429	181,232	419,937	142,945
Unpatented Technologies	65,757	64,574	65,688	58,952
Other	1,564	1,389	1,222	1,222
Total	552,557	266,247	534,380	221,587
Unamortized intangible assets:
Trademarks	32,000		32,000
Total intangible assets, net	$318,310		$344,793

(1) The increase from the prior year primarily relates to the capitalization of patent defense costs.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Total amortization expense for the years ended December 31, 2013, 2012, and 2011 was $45,934, $48,495, and $40,551, respectively. Amortization expense is primarily recorded in selling and administrative expenses in the combined statements of earnings. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

2014	$41,516
2015	40,779
2016	38,052
2017	29,870
2018	29,860

7. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2013	December 31, 2012
Warranty	$3,677	$3,228
Accrued volume discounts	3,666	6,180
Accrued commissions (non-employee)	3,271	3,047
Restructuring and exit	5,534	3,012
Accrued taxes, other than income taxes	3,760	3,288
Other (1)	5,337	5,558
Total	$25,245	$24,313

(1) Primarily represents accrued rent, accrued royalties, and other current reserves, none of which are individually significant.

The following table details the major components of other liabilities (non-current):

	December 31, 2013	December 31, 2012
Deferred compensation, principally defined benefit plans	$18,076	$21,466
Unrecognized tax benefits	6,379	4,643
Warranty	137	132
Other (2)	2,531	6,105
Total	$27,123	$32,346

(2) The balance at December 31, 2013 and 2012 primarily represents long-term capital leases.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2013 and 2012 were as follows:

	2013	2012
Beginning Balance, January 1	$3,360	$4,386
Provision for warranties	3,960	1,880
Settlements made	(3,601)	(2,803)
Other adjustments, including acquisitions and currency translation	95	(103)
Ending balance, December 31	$3,814	$3,360

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Mobile Consumer Electronics	$7,339	$1,290	$—
Specialty Components	8,952	4,574	1,761
Total	$16,291	$5,864	$1,761

These amounts are classified in the Combined Statements of Earnings as follows:

	Years Ended December 31,
	2013	2012	2011
Cost of goods and services	$7,831	$379	$—
Selling and administrative expenses	8,460	5,485	1,761
Total	$16,291	$5,864	$1,761

The Company recorded restructuring expense of $16,291, $5,864, and $1,761 for the years ended December 31, 2013, 2012, and 2011, respectively. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months and expects the expense related to these programs to be in the range of $4,000 to $5,000 for the year ended December 31, 2014.

During the year ended December 31, 2013, the Mobile Consumer Electronics and Specialty Components segments incurred restructuring charges of $7,339 and $8,952, respectively, primarily relating to the integration of activities within the consumer electronics business, the reduction of headcount within the Company’s German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics and the continuation of the migration of the Company’s U.K.-based capacitor production into its existing lower-cost Asian manufacturing facilities.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2010	$21	$137	$158
Restructuring charges	559	1,202	1,761
Payments	(563)	(937)	(1,500)
Other, including foreign currency	1	(299)	(298)
Balance at December 31, 2011	$18	$103	$121
Restructuring charges	3,738	2,126	5,864
Payments	(1,337)	(1,702)	(3,039)
Other, including foreign currency	51	15	66
Balance at December 31, 2012	$2,470	$542	$3,012
Restructuring charges	11,316	4,975	16,291
Payments	(8,671)	(4,994)	(13,665)
Other, including foreign currency	(115)	11	(104)
Balance at December 31, 2013	$5,000	$534	$5,534

The accrual at December 31, 2013 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2013, there were no remaining foreign currency contracts outstanding. At December 31, 2012, the Company had contracts with U.S. dollar equivalent notional amounts of $9,090 to exchange foreign currencies, principally the U.S. dollar, euro, Japanese yen, Chinese yuan, and Malaysian ringgit.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2012 and the balance sheet lines in which they are recorded:

Fair Value Asset (Liability)
Prepaid and other current assets	$85
Other accrued expenses	(799)

The amount of gains or losses from hedging activity recorded in earnings is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the valuation hierarchy.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

10. Income Taxes

The Company’s operations have historically been included in Dover's U.S. combined federal and state income tax returns. Income tax expense and deferred tax balances are presented in the accompanying Combined Financial Statements as if the Company filed its own tax returns in each jurisdiction. These statements include tax losses and tax credits that may not reflect the tax positions taken by Dover. In many cases, tax losses and tax credits generated by the Company have been used by Dover.

The components of Earnings before income taxes were:

	Years Ended December 31,
	2013	2012	2011
Domestic	$(2,899)	$(29,777)	$(16,646)
Foreign	104,409	108,693	122,202
Total	$101,510	$78,916	$105,556

Income tax (benefit) expense for the years ended December 31, 2013, 2012, and 2011 is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
State and local	$109	$227	$211
Foreign	25,626	16,650	26,233
Total current tax expense	25,735	16,877	26,444
Deferred:
U.S. Federal	$490	$490	$521
State and local	30	16	(30)
Foreign	(30,559)	(17,564)	(19,836)
Total deferred tax benefit	(30,039)	(17,058)	(19,345)
Total income tax (benefit) expense	$(4,304)	$(181)	$7,099

The reconciliation of the U.S. federal income tax rate of 35% to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	0.1%	0.1%	0.1%
Foreign operations tax effect	(41.4)%	(49.8)%	(36.0)%
Research & experimentation tax credits	(0.8)%	—%	(1.0)%
Valuation allowance	0.7%	11.6%	2.8%
Tax contingencies	0.6%	0.6%	3.3%
Other, principally non-tax deductible items	1.6%	2.3%	2.5%
Effective income tax rate	(4.2)%	(0.2)%	6.7%

For the years ended December 31, 2013, 2012, and 2011, the non-U.S. effective income tax rates were (5.3%), (1.2%), and 3.9% respectively. The Company reflects a low or negative effective tax rate due to a non-U.S. operation in Malaysia where income is taxed at a low rate due to a tax holiday, and where the tax benefit of losses that are expected to be realized accrue in higher tax rate jurisdictions. The Company also has tax incentives in other jurisdictions (primarily the Philippines) that are not material to its tax rate overall.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company’s effective tax rate is favorably impacted by a significant tax holiday granted to us by Malaysia effective through December 31, 2021. This tax holiday is subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The benefit of this incentive, in the material jurisdiction, for the years ending December 31, 2013, 2012, and 2011 is estimated to be $32,030, $45,084, and $25,460, respectively. The benefit of the tax holidays on a per share basis for the years ending December 31, 2013, 2012, and 2011 was $0.38, $0.53, and $0.30, respectively.

The components of the Company’s deferred tax assets and liabilities included the following:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued compensation, principally postretirement and other employee benefits	$3,954	$2,720
Accrued expenses, principally for state income taxes, interest, and warranty	3,049	3,404
Net operating loss and other carryforwards	139,455	109,970
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	6,004	7,063
Accounts receivable, principally due to allowance for doubtful accounts	210	236
Accrued insurance	9	9
Prepaid defined benefit plan assets	2,258	3,213
Long-term liabilities, principally warranty, environmental, and exit costs	—	27
Plant and equipment, principally due to differences in depreciation	225	—
Total gross deferred tax assets	155,164	126,642
Valuation allowance	(71,518)	(74,081)
Total deferred tax assets	$83,646	$52,561

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(105,626)	$(104,777)
Plant and equipment, principally due to differences in depreciation	—	(1,767)
Long-term liabilities, principally warranty, environmental, and exit costs	(38)	—
Other liabilities	(3,195)	(448)
Total gross deferred tax liabilities	(108,859)	(106,992)
Net deferred tax liability	$(25,213)	$(54,431)

Classified as follows in the combined balance sheets:
Current deferred tax asset	$10,708	$7,411
Non-current deferred tax assets	9,970	6,563
Deferred income taxes (non-current)	(45,891)	(68,405)
Net deferred tax liability	$(25,213)	$(54,431)

The Company establishes valuation allowances for its deferred tax assets if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and carryforwards realizable. In making such assessments, significant weight is given to evidence that can be objectively verified. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company has evaluated its deferred tax assets for each of the reporting periods including an assessment of cumulative income over the prior three-year period. Since the Company is in a cumulative loss position in the U.S., there is significant negative evidence that impairs the ability to rely on projections of future income. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $71,518 has been recorded on the portion of the U.S. deferred tax asset that is not more likely than not to be realized. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

At December 31, 2013, the Company had $161,092 of U.S. Federal net operating loss carryforwards which begin to expire if unused in 2025. The Company had $128,269 of state net operating losses that are available for use by the company between 2014 and 2032. There are $199,857 of non-U.S. net operating loss carryforwards, of which $71,384 will expire between 2016 and 2018 and $128,473 can be carried forward indefinitely. If realized, $1,426 of net operating loss carryforwards will be recognized as a benefit through additional paid in capital.

The Company has $10,353 of U.S. federal research and development credits that begin to expire in 2022 and $9,156 of foreign tax credits that begin to expire in 2016. In addition, the Company has $2,237 of state credits, which will expire between 2014 and 2028 if unused. In many cases, the tax losses and tax credits generated by the Company have been used by Dover.

The Company has not provided for U.S. federal income taxes on the undistributed earnings of its international subsidiaries totaling approximately $2.1 billion at December 31, 2013, because such earnings are reinvested in foreign jurisdictions, and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed. The unremitted earnings of the Company may differ materially from the Dover historical amounts.

Unrecognized Tax Benefits

The Company’s unrecognized tax benefits have been determined on a separate return basis. The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2013, 2012, and 2011, the Company recorded potential interest expense of $319, $297, and $181, respectively. Total accrued interest at December 31, 2013, 2012, and 2011 was $865, $546, and $247, respectively, and was included in other liabilities.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2010, the Company is no longer subject to U.S. federal income tax examinations. For tax years before 2007, the Company’s Malaysian subsidiaries are no longer subject to examination. It is reasonably possible that no significant increase or decrease in the gross amount of unrecognized tax benefits will occur during the next twelve months. Included in the balance of total unrecognized tax benefits at December 31, 2013, are potential benefits of $5,514, which if recognized, would affect the effective rate on income from continuing operations.

Unrecognized tax benefits at January 1, 2011	$4,353
Additions based on tax positions related to the current year	246
Additions for tax positions of prior years	4,147
Settlements	(2,323)
Unrecognized tax benefits at December 31, 2011	6,423
Additions based on tax positions related to the current year	82
Additions for tax positions of prior years	120
Unrecognized tax benefits at December 31, 2012	6,625
Additions based on tax positions related to the current year	129
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	(1,287)
Unrecognized tax benefits at December 31, 2013	$5,514

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

11. Equity Incentive Program

Prior to distribution, Knowles employees participated in Dover's equity incentive program. The following disclosures reflect the portion of Dover's program in which Knowles employees participated. All awards granted under the program consisted of Dover common stock and are not necessarily indicative of the results that Knowles would have experienced as an independent, publicly-traded company for the periods presented.

Dover's plan authorized the granting of non-qualified and incentive stock options, stock-settled stock appreciation rights ("SARs"), restricted stock, and performance share awards. The exercise price per share for stock options and SARs was equal to the closing price of Dover's stock on the New York Stock Exchange on the date of grant. The period during which options and SARs were exercisable was fixed by Dover's Compensation Committee at the time of grant. Generally, the stock options or SARs vested after three years of service and expired at the end of ten years. Performance share awards would become vested if (1) Dover achieved certain specified stock performance targets compared to a defined group of peer companies and (2) the employee remained continuously employed by Dover during the performance period.

Stock-based compensation costs are reported within selling and administrative expenses. The following table summarizes the compensation expense recognized by the Company relating to Dover's stock-based incentive plans:

	Years Ended December 31,
	2013	2012	2011
Pre-tax compensation expense	$2,031	$1,901	$1,882
Tax benefit	(702)	(646)	(640)
Total stock-based compensation expense, net of tax	$1,329	$1,255	$1,242

SARs and Stock Options

In 2013, 2012, and 2011, Dover issued SARs to Knowles employees covering 120,167, 130,828, and 83,695 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.39%	1.05%	2.68%
Dividend yield	2.06%	2.03%	1.70%
Expected life (years)	7.1	5.7	5.8
Volatility	33.78%	36.41%	33.56%
Grant price	$71.86	$65.38	$66.59
Fair value at date of grant	$20.62	$18.51	$20.13

Expected volatilities are based on Dover's stock price history, including implied volatilities from traded options on Dover stock. The Company uses historical data to estimate SAR exercise and employee termination patterns within the valuation model. The expected life of SARs granted is derived from the output of the option valuation model and represents the average period of time that SARs granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A summary of activity relating to SARs and stock options granted to Knowles employees under the Dover plans for the year ended December 31, 2013 is as follows:

	SARs				Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at 1/1/2013	483,098	$52.14			41,814	$39.12
Granted	120,167	71.86			—	—
Exercised	(155,425)	41.44			(21,980)	39.65
Forfeited / expired	(18,193)	68.16			(150)	35.75
Transferred out	(42,665)	49.28			(5,624)	39.53
Outstanding at 12/31/2013	386,982	62.13	$13,317	7.5	14,060	38.17	$821	1.1

Exercisable at 12/31/2013	85,538	$41.07	$4,745	5.0	14,060	$38.17	$821	1.1

Unrecognized compensation expense related to SARs not yet exercisable was $2,491 at December 31, 2013. This cost is expected to be recognized over a weighted average period of 1.8 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2013	2012	2011
SARs
Fair value of SARs that became exercisable	$1,213	$756	$888
Aggregate intrinsic value of SARs exercised	$6,955	$3,078	$466

Stock Options
Cash received by Dover for exercise of stock options	$826	$856	$989
Aggregate intrinsic value of options exercised	$882	$707	$1,017

Performance Share Awards

In 2013, 2012, and 2011, Dover issued performance shares to Knowles employees covering 3,965, 3,212, and 901 shares, respectively. The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.40%	0.37%	1.34%
Dividend yield	2.06%	2.03%	1.61%
Expected life (years)	2.9	2.9	2.9
Volatility	30.36%	34.10%	40.48%
Fair value of performance award	$80.47	$71.98	$91.41

Expected volatilities are based on historical volatilities of each of the defined peer companies. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A summary of activity for performance share awards for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	5,162	$72.43
Granted	3,965	80.47
Vested (1)	(1,950)	73.16
Unvested at December 31, 2013	7,177	$76.67
 (1) Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant, depending on Dover's three-year performance relative to the peer group for the relevant performance period. Awards vesting at the end of 2013 were paid out at 136.8% of their original target.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2013 was $302, which will be recognized over a weighted average period of 1.7 years.

All equity awards presented above have not been converted to reflect the separation from Dover. See Note 18. Subsequent Events for further details on the conversion.

12. Commitments and Contingent Liabilities

Litigation and Indemnities

The Company is involved in various lawsuits, claims and investigations arising in the normal course of its business, including those related to intellectual property which may be owned by it or others. The Company owns many patents which cover products, technology and manufacturing processes. Some of these patents have been and, the Company expects, will continue to be challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps may result in retaliatory litigation, the costs of which may be material.  Based on the strength of its intellectual property and its prior experience enforcing it, the Company's current assessment is that the ultimate disposition of these matters is not expected to have a material adverse effect on its operating results or financial condition. The Company will periodically review the probable outcome of such proceedings, their impact on its operations, the associated costs and expenses incurred and reasonably expected to be incurred, and the amounts accrued.

In addition, the Company may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At December 31, 2013, 2012, and 2011, the Company’s legal reserves were not significant.

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $11,315, $10,346, and $8,793 for the years ended December 31, 2013, 2012, and 2011, respectively. Contingent rentals under the operating leases were not significant.

In September of 2013, the Company entered into a lease agreement for a new facility and equipment in China that is currently under construction with occupancy anticipated for the third quarter of 2014. The expected operating lease payments of $15,955 and capital lease payments of $22,342 are reflected in rental commitments in the following table.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The aggregate future minimum lease payments for operating leases and rental commitments as of December 31, 2013 are as follows:

	Operating leases	Rental Commitments
2014	$13,212	$655
2015	4,916	3,873
2016	1,382	3,873
2017	753	3,873
2018	697	3,873
2019 and thereafter	1,531	22,150
Total	$22,491	$38,297

13. Employee Benefit Plans

Dover Sponsored Plans

Eligible U.S. employees and retirees of the Company participated in a defined benefit pension plan sponsored by Dover. Effective December 31, 2013, the Company’s participants in this plan no longer accrue benefits. In addition, the Company did not assume any funding requirements or obligations related to the U.S. defined benefit pension plan upon the distribution date as this obligation is being maintained and serviced by Dover. As a result, the portion of the Company’s liability associated with this U.S. plan is not reflected in the Company’s combined balance sheets.

Dover also provided to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. Effective December 31, 2013, the Company’s participants no longer accrued benefits. In connection with the distribution from Dover on February 28, 2014, Dover transferred the corresponding liability of $2,904 to Knowles.

Dover provided a defined contribution plan to its eligible U.S. employees and retirees in which Knowles employees participated. The Company's expense relating to defined contribution plans was $3,778, $3,326, and $2,838 for the years ended December 31, 2013, 2012, and 2011, respectively. Knowles adopted its own defined contribution plan effective January 1, 2014.

Knowles Sponsored Plans

Knowles sponsors four defined benefit pension plans to certain non-U.S. employees. All four plans are closed to new participants; however, all active participants in these plans continue to accrue benefits. These plans are considered direct obligations of the Company and have been recorded within the accompanying Combined Financial Statements.

The Company does not have any other postretirement employee benefit plans other than those plans mentioned above.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2013 and 2012. None of these plans are individually significant.

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$58,294	$50,283
Benefits earned during the year	614	602
Interest cost	2,416	2,567
Plan participants' contributions	7	12
Benefits paid	(1,875)	(2,090)
Actuarial loss	2,344	5,870
Settlement and curtailment gains	(3,036)	(1,026)
Currency translation and other	1,069	2,076
Benefit obligation at end of year	59,833	58,294
Change in plan assets:
Fair value of plan assets at beginning of year	40,108	35,808
Actual return on plan assets	4,402	3,601
Company contributions	2,406	2,139
Employee contributions	7	12
Benefits paid	(1,875)	(2,090)
Settlements and curtailments	—	(1,026)
Currency translation	749	1,664
Fair value of plan assets at end of year	45,797	40,108
Funded status	$(14,036)	$(18,186)

Amounts recognized in the balance sheets consist of:
Other assets and deferred charges	$73	$—
Accrued compensation and employee benefits	(267)	(1,509)
Other liabilities	(13,842)	(16,677)
Funded status	$(14,036)	$(18,186)

Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses	$10,554	$10,796
Prior service credit	(18)	(12)
Deferred taxes	(2,682)	(2,765)
Total Accumulated Other Comprehensive Loss, net of tax	7,854	8,019
Net amount recognized at December 31,	$(6,182)	$(10,167)

Accumulated benefit obligations	$56,382	$54,434

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Projected benefit obligation	$38,638	$58,294
Accumulated benefit obligation	35,304	54,434
Fair value of plan assets	24,529	40,108

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

	Non-U.S. Plans
	Year Ended December 31,
	2013	2012	2011
Service cost	$614	$602	$406
Interest cost	2,416	2,567	2,683
Expected return on plan assets	(2,488)	(2,377)	(2,650)
Amortization:
Prior service cost	6	6	6
Recognized actuarial loss	249	163	112
Settlement and curtailment loss	423	270	—
Total net periodic benefit cost	$1,220	$1,231	$557

Amounts expected to be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during the year ended December 31, 2014 are as follows:

Non-U.S. Plans
Amortization of:
Prior service cost	$6
Recognized actuarial loss	242
Total	$248

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country, and as such, the tables below include these assumptions by country, as well as in total.

The assumptions used in determining the benefit obligations were as follows:

	Non-U.S. Plans
	December 31,
	2013	2012
Discount rate:
Austria	3.25%	3.25%
Taiwan	2.00%	1.75%
United Kingdom	4.50%	4.75%
Weighted average	4.24%	4.37%
Average wage increase
Austria	3.00%	3.00%
Taiwan	4.00%	4.00%
United Kingdom	4.40%	4.00%
Weighted average	4.05%	3.71%

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The assumptions used in determining the net periodic benefit cost were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate
Austria	3.25%	5.25%	5.30%
Taiwan	1.75%	1.75%	2.00%
United Kingdom	4.75%	5.25%	5.75%
Weighted average	4.52%	5.16%	5.58%
Average wage increase
Austria	3.00%	3.00%	3.00%
Taiwan	4.00%	4.00%	5.25%
United Kingdom	4.00%	4.00%	4.50%
Weighted average	3.21%	3.30%	4.25%
Expected return on plan assets
Austria (1)	N/A	N/A	N/A
Taiwan	2.00%	2.50%	2.00%
United Kingdom	6.50%	6.63%	7.38%
Weighted average	6.46%	6.56%	7.31%

(1) This plan is unfunded; therefore, no assumption of an expected return on plan assets is factored into net periodic benefit cost.

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

Plan Assets

The primary financial objective of the plans is to secure participant retirement benefits. Accordingly, the key objective in the plans’ financial management is to promote stability and, to the extent appropriate, growth in the funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of applicable local non-U.S. laws. The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs are in compliance with applicable local law, other relevant legislation, and related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions, and the past experience of plan asset investments.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The fair values of plan assets by asset category within the ASC 820 hierarchy (as defined in Note 9. Financial Instruments) were as follows at December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$—	$13,336	$—	$13,336	$—	$10,882	$—	$10,882
Common stock funds	—	29,309	—	29,309	—	28,303	—	28,303
Cash and equivalents	983	—	—	983	164	—	—	164
Other	—	2,169	—	2,169	—	759	—	759
Total	$983	$44,814	$—	$45,797	$164	$39,944	$—	$40,108

There were no significant transfers between Level 1 and Level 2 assets during the year ended December 31, 2013 or 2012.

Fixed income investments include government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Common stock funds consist of mutual funds and collective trusts. Mutual funds are valued by obtaining quoted prices from nationally recognized securities exchanges. Collective trusts are valued using Net Asset Value (the “NAV”) as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund minus its liabilities, and then divided by the number of shares outstanding. The value of the underlying assets is based on quoted prices in active markets.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

Non-U.S. Plans
2014	$1,838
2015	1,781
2016	1,732
2017	1,899
2018	1,968
2019 - 2023	12,954

Contributions

Generally, annual contributions are made at such times and in amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1,598 during the year ended December 31, 2014 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

14. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Year Ended December 31, 2013
	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$32,595	$—	$32,595
Employee benefit plans	249	(84)	165
Total other comprehensive earnings	$32,844	$(84)	$32,760

	Year Ended December 31, 2012
	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(82,264)	$—	$(82,264)
Employee benefit plans	(4,464)	1,087	(3,377)
Changes in fair value of cash flow hedges	1,284	(450)	834
Total other comprehensive loss	$(85,444)	$637	$(84,807)

	Year Ended December 31, 2011
	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$67,447	$—	$67,447
Employee benefit plans	(2,819)	757	(2,062)
Changes in fair value of cash flow hedges	(1,787)	625	(1,162)
Total other comprehensive earnings	$62,841	$1,382	$64,223

The components of accumulated other comprehensive earnings were as follows:

	December 31, 2013	December 31, 2012
Cumulative foreign currency translation adjustments	$44,379	$11,784
Employee benefit plans	(7,854)	(8,019)
Total accumulated other comprehensive earnings	$36,525	$3,765

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the year ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Pension & postretirement benefit plans:
Amortization of actuarial losses	$249	$163	$112
Amortization of prior service costs	6	6	6
Total before tax	255	169	118
Tax benefit	(86)	(41)	(32)
Net of tax	$169	$128	$86

Cash flow hedges:
Net losses (gains) reclassified into earnings	$198	$(123)	$(507)
Tax (benefit) / expense	(69)	43	177
Net of tax	$129	$(80)	$(330)

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling and administrative expenses.

15. Segment Information

The Company is organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with FASB ASC Topic 280 - Segment Reporting and include i) Mobile Consumer Electronics and ii) Specialty Components. The segments are aligned around similar product applications serving the Company's key end markets, to enhance focus on end market growth strategies.

•
Mobile Consumer Electronics designs and manufactures innovative acoustic products, including microphones, speakers and receivers, used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Europe and Asia.

•
Specialty Components specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Specialty Component's transducer products are used principally in hearing aid applications within the commercial audiology markets, while their oscillator products predominantly serve the telecom infrastructure market and capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication, and life sciences markets. Operating facilities and sales, support and engineering facilities are located in North America, Europe and Asia.

The Company sells its products directly to original equipment manufacturers and to their contract manufacturers and suppliers, and to a lesser extent through distributors worldwide.

The Company spends approximately 7% of revenue on an annual basis on projects intended to preserve and extend its technological advantage. Recent research and development investments have been focused on providing better sound quality and increased integration of its audio components. Research and development expenses are classified within selling and administrative expense.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
	2013	2012	2011
Revenue:
Mobile Consumer Electronics	$777,171	$670,358	$509,916
Specialty Components	437,677	447,691	473,472
Intra-segment eliminations	(45)	(57)	(70)
Total combined revenue	$1,214,803	$1,117,992	$983,318

Earnings before interest, taxes, depreciation, and amortization:
Mobile Consumer Electronics	$222,294	$180,076	$154,823
Specialty Components	93,746	110,449	129,637
Total segments	316,040	290,525	284,460
Corporate expense / other (1)	41,594	40,261	54,239
Depreciation and amortization	130,912	114,878	84,773
Interest expense, net	42,024	56,470	39,892
Earnings before income taxes	101,510	78,916	105,556
(Benefit from) provision for income taxes	(4,304)	(181)	7,099
Net earnings	$105,814	$79,097	$98,457
Net earnings margin	8.7%	7.1%	10.0%

Depreciation and amortization:
Mobile Consumer Electronics	$100,257	$79,668	$49,076
Specialty Components	28,792	33,399	33,262
Corporate	1,863	1,811	2,435
Total	$130,912	$114,878	$84,773

Capital expenditures:
Mobile Consumer Electronics	$66,609	$137,545	$79,084
Specialty Components	24,658	8,102	17,230
Total	$91,267	$145,647	$96,314

Research and development:
Mobile Consumer Electronics	$53,436	$46,243	$36,021
Specialty Components	29,132	31,078	29,874
Total	$82,568	$77,321	$65,895

(1) Includes approximately $13,000 of transaction costs in 2011 for the acquisition of Sound Solutions.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Information regarding the Company's reportable segments (continued):

	Adjusted Working Capital (1)		Total Assets
	December 31,		December 31,
	2013	2012	2013	2012
Mobile Consumer Electronics	$137,486	$104,082	$1,638,241	$1,561,398
Specialty Components	92,868	75,585	538,659	487,256
Corporate / eliminations	(442)	(56)	(6,784)	2,438
Total	$229,912	$179,611	$2,170,116	$2,051,092

(1) Adjusted Working Capital is calculated as receivables, net of allowances, plus net inventories, less accounts payable.

The following table details revenue by geographic location. Revenue is attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant, and equipment. These assets have been classified based on the geographic location of where they reside. The Company's businesses are based primarily in Asia, the United States, and Europe.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2013	2012	2011	2013	2012
Asia	$950,449	$855,450	$681,740	$213,139	$191,912
United States	123,061	129,900	138,118	77,350	87,179
Europe	120,751	110,559	139,207	70,508	83,281
Other Americas	14,479	15,182	14,849	—	—
Other	6,063	6,901	9,404	—	—
Total	$1,214,803	$1,117,992	$983,318	$360,997	$362,372

For the year ended December 31, 2013, revenues from three customers of the Company's Mobile Consumer Electronics segment represented approximately 38%, 23% and 11%, respectively, of total segment revenues. For the year ended December 31, 2012, revenues from three customers of the Company's Mobile Consumer Electronics segment represented approximately 34%, 17% and 12%, respectively, of total segment revenues. For the year ended December 31, 2011, revenues from three customers of the Company's Mobile Consumer Electronics segment represented approximately 32%, 32% and 11%, respectively, of total segment revenues.

For the years ended December 31, 2013 and 2012, revenues from one customer of the Company's Specialty Components segment represented approximately 10% and 10%, respectively, of total segment revenues.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

16. Earnings per Share

The numerator for both basic and diluted earnings per common share (EPS) is net earnings attributable to Knowles. The denominator for basic and diluted EPS is based on the number of shares of Knowles common stock outstanding on the distribution date. On February 28, 2014, the distribution date, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date.

Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of Knowles common shares outstanding immediately following the distribution. The same number of shares was used to calculate basic and diluted earnings per share since no Knowles equity awards were outstanding prior to the distribution.

	Years Ended December 31,
	2013	2012	2011
Net earnings	$105,814	$79,097	$98,457
Basic and diluted earnings per common share	$1.24	$0.93	$1.16
Basic and diluted average shares outstanding	85,019,159	85,019,159	85,019,159

17. Quarterly Data (Unaudited)

Quarter	Revenue	Gross Profit	Net Earnings	Per Share - Basic & Diluted
2013
First	$276,119	$94,563	$11,894	$0.14
Second	296,709	101,228	16,672	0.20
Third	311,641	117,985	44,261	0.52
Fourth	330,334	114,165	32,987	0.38
	$1,214,803	$427,941	$105,814	$1.24

2012
First	$261,098	$88,542	$9,951	$0.12
Second	260,729	92,925	9,972	0.12
Third	299,614	111,547	30,746	0.36
Fourth	296,551	113,978	28,428	0.33
	$1,117,992	$406,992	$79,097	$0.93

The computation of basic and diluted earnings per share for all periods was calculated using the shares distributed on February 28, 2014.

18. Subsequent Events

On January 27, 2014, the Company entered into a $200,000 five-year senior secured revolving credit facility, as well as a $300,000 five-year senior secured term loan facility, which are referred to collectively as the “credit facilities.” In connection with the separation from Dover, the Company incurred $100,000 of borrowings under the revolving credit facility and $300,000 of borrowings under the term loan facility, in each case to finance a cash payment to Dover immediately prior to the Separation. The credit facilities also include a requirement, to be tested quarterly, that we maintain both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated in a manner defined in the debt agreement. We were in compliance with these covenants as of the initial funding date of the facilities.

NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

On February 28, 2014, we issued 85,019,059 shares of common stock, par value $0.01 per share, to Dover Corporation as a dividend to our sole shareholder. These 85,019,059 shares plus 100 shares previously outstanding were subsequently distributed on a pro rata basis to Dover’s shareholders in connection with the Separation.

Furthermore, in conjunction with the Separation, equity award grants were made on March 7, 2014. Dover equity awards previously granted to employees of the Company were converted to Knowles equity awards under the Company's new long-term incentive plan. In general, each award is subject to the same terms and conditions as were in effect prior to the Separation, except that Dover performance shares converted to time-based restricted stock units ("RSUs"). In addition, the Company made a grant comprised of both stock options and time-based RSUs that will vest 50% on the third and fourth anniversaries from the date of the grant. The Company also made a grant of both stock options and time-based RSUs that will vest evenly over the next three years. Lastly, the directors of the Board received a grant of Company shares that vested immediately, receipt of which were deferred by some of the recipients. In total, the Company granted 1,305,675 stock options, 1,085,643 stock-settled stock appreciation rights, 383,231 time-based RSUs, and 16,930 shares of stock on March 7, 2014.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense(1)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$1,824	278	(416)	—	$1,686
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$1,487	683	(352)	6	$1,824
Year Ended December 31, 2011
Allowance for Doubtful Accounts	$1,213	256	(45)	63	$1,487
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2013
Deferred Tax Valuation Allowance	$74,081	—	(2,563)	—	$71,518
Year Ended December 31, 2012
Deferred Tax Valuation Allowance	$64,506	9,575	—	—	$74,081
Year Ended December 31, 2011
Deferred Tax Valuation Allowance	$55,768	8,738	—	—	$64,506

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting; Report of the Registered Public Accounting Firm

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls

During the fourth quarter of 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the 2014 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2014 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.knowles.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2014 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2014 Proxy Statement and is incorporated into this Item 12 by reference.

Equity Compensation Plans

Prior to the Separation in February 2014, we did not maintain any equity compensation plans. The table below presents information regarding our equity compensation plans at March 21, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by shareholders	2,774,549	$25.49	8,408,199
Equity compensation plans not approved by shareholders	—	—	—
Total	2,774,549	$25.49	8,408,199

(1)
Column (a) consists of shares issuable pursuant to outstanding restricted stock unit, stock appreciation right (“SAR”) and stock option awards under the Company's 2014 Equity and Cash Incentive Plan (the "2014 Plan"). A portion of these awards were issued to our employees in substitution for such employees’ outstanding awards of our Former Parent. Restricted stock units are not reflected in the weighted exercise price in column (b).

(2)
Column (c) consists of shares available for future issuance under the 2014 Plan. The 2014 Plan provides for stock options and SAR grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors’ shares and deferred stock units. Shares subject to stock options and SARs will reduce the shares available for awards under the 2014 Plan by one share for every one share granted. Performance share awards, restricted stock, restricted stock units that are settled in shares of common stock, directors’ shares and deferred stock units will reduce the shares available for awards under the 2014 Plan by three shares for every one share awarded. Cash performance awards do not count against the pool of available shares. The number of shares earned when an award is exercised, vests or is paid out will count against the pool of available shares, including shares withheld to pay taxes or an option’s exercise price. Shares subject to an award under the 2014 Plan that is cancelled, terminated or forfeited or that expires will be available for reissuance under the 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies, and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of Knowles common stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13, will be included in our 2014 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in our 2014 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in our 2014 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	Financial Statements:

i.	The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Financial Statement Schedules:

i.
The following financial statement schedule is set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. All other schedules have been omitted because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

•	Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

i.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2014
Jeffrey S. Niew

/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2014
John S. Anderson

/s/ BRYAN E. MITTELMAN	Vice President, Controller (Principal Accounting Officer)	March 28, 2014
Bryan E. Mittelman

/s/ JEAN-PIERRE M. ERGAS	Chairman, Board of Directors	March 28, 2014
Jean-Pierre M. Ergas

/s/ KEITH L. BARNES	Director	March 28, 2014
Keith L. Barnes

/s/ ROBERT W. CREMIN	Director	March 28, 2014
Robert W. Cremin

/s/ RONALD JANKOV	Director	March 28, 2014
Ronald Jankov

/s/ RICHARD K. LOCHRIDGE	Director	March 28, 2014
Richard K. Lochridge

/s/ DONALD MACLEOD	Director	March 28, 2014
Donald Macleod

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

3.1
Amended and Restated Certificate of Incorporation of Knowles Corporation, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

3.2	Amended and Restated By-Laws of Knowles Corporation, filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.1
Transition Services Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

10.2
Tax Matters Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

10.3
Employee Matters Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

10.4†	Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.5†	2014 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.5.1†	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto
10.5.2†	Form of Award Grant Letter for Restricted Stock, filed as Exhibit 10.9 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto
10.5.3†
Form of Award Grant Letter for Stock Settled Appreciation Rights, filed as Exhibit 10.10 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto

10.5.4†	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto
10.5.5†	Form of Replacement SSAR Award Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto
10.5.6†	Form of Replacement Restricted Stock Unit Award Agreement, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto
10.5.7†	Nonemployee Director Deferral Program
10.6†	Executive Deferred Compensation Plan, filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.7†	Executive Severance Plan, filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.8†	Executive Officer Annual Incentive Plan, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto
10.9†
Bonus Agreement between David Wightman and Dover Communication Technologies, dated March 21, 2013, filed as Exhibit 10.13 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto

10.10†
Executive Severance Agreement between David Wightman and Dover Corporation, dated as of February 21, 2000, filed as Exhibit 10.14 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto

10.11†	Relocation Agreements for Dave Wightman, filed as Exhibit 10.15 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto

10.12
Credit Agreement among Knowles Corporation, certain subsidiaries of Knowles Corporation, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of January 27, 2014, filed as Exhibit 10.16 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto

21.1	Subsidiaries of Knowles Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Joint Certificate of the Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates the exhibit is a management contract or compensatory plan or arrangement.