Form 10-Q
period 2014-03-31
Knowles Corp
filed 2014-05-12
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from to

Commission File Number: 001-36102

Knowles Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-1002689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1151 Maplewood Drive
Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

(630) 250-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of May 2, 2014 was 85,031,959.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$273,384	$276,119
Cost of goods sold	190,327	181,556
Gross profit	83,057	94,563
Research and development expenses	19,220	20,916
Selling and administrative expenses	52,675	51,553
Operating expenses	71,895	72,469
Operating earnings	11,162	22,094
Interest expense, net	672	11,948
Other expense (income), net	347	(1,958)
Earnings before income taxes	10,143	12,104
Provision for income taxes	2,500	210
Net earnings	$7,643	$11,894

Basic earnings per share (1)	$0.09	$0.14
Diluted earnings per share (1)	$0.09	$0.14

Weighted average common shares outstanding:
Basic (1)	85,023,862	85,019,159
Diluted (1)	85,126,796	85,019,159

(1) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of basic and diluted earnings per common share for all periods through December 31, 2013 was calculated using the shares distributed on February 28, 2014.

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net earnings	$7,643	$11,894

Other comprehensive loss, net of tax
Foreign currency translation	(1,650)	(19,139)

Employee benefit plans:
Actuarial losses arising during period	(115)	—
Total employee benefit plans	(115)	—

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	—	(142)
Total cash flow hedges	—	(142)

Other comprehensive loss, net of tax	(1,765)	(19,281)

Comprehensive earnings (loss)	$5,878	$(7,387)

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$51,379	$105,588
Receivables, net of allowances of $1,035 and $1,686	188,504	224,556
Inventories, net	154,186	149,168
Prepaid and other current assets	15,576	11,803
Deferred tax assets	12,597	10,708
Total current assets	422,242	501,823
Property, plant and equipment, net	350,912	360,997
Goodwill	964,345	961,916
Intangible assets, net	312,508	318,310
Other assets and deferred charges	32,333	27,070
Total assets	$2,082,340	$2,170,116

Current liabilities:
Current maturities of long-term debt	$3,750	$—
Accounts payable	129,127	143,812
Accrued compensation and employee benefits	29,225	40,918
Other accrued expenses	23,335	25,245
Federal and other taxes on income	12,155	—
Total current liabilities	197,592	209,975
Long-term debt	396,250	—
Deferred income taxes	49,115	45,891
Other liabilities	35,008	27,123
Commitments and contingencies (Note 11)

Equity:
Net Parent Company Investment in Knowles Corporation, prior to Separation	—	1,850,602

Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 85,027,624 shares issued at March 31, 2014	850	—
Additional paid-in capital	1,365,656	—
Retained earnings	10,648	—
Accumulated other comprehensive earnings	27,221	36,525
Total stockholders' equity	1,404,375	36,525
Total equity	1,404,375	1,887,127
Total liabilities and equity	$2,082,340	$2,170,116

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Net Parent Company Investment	Total Stockholders' Equity
Balance at December 31, 2013	$—	$—	$—	$36,525	$1,850,602	$1,887,127
Net earnings			10,648		(3,005)	7,643
Net transfers to Parent Company					(470,425)	(470,425)
Separation-related adjustments				(7,539)	(11,794)	(19,333)
Reclassification of Net Parent Company Investment in connection with the Separation		1,365,378			(1,365,378)	—
Issuance of common stock at Separation	850	(850)				—
Other comprehensive loss, net of tax				(1,765)		(1,765)
Stock-based compensation expense		1,128				1,128
Balance at March 31, 2014	$850	$1,365,656	$10,648	$27,221	$—	$1,404,375

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net earnings	$7,643	$11,894
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	33,379	31,137
Stock-based compensation	1,487	565
Other, net	2,392	(8,797)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	34,527	23,087
Inventories, net	(6,039)	(8,075)
Prepaid and other current assets	(3,216)	(45)
Accounts payable	(9,755)	(24,156)
Accrued compensation and employee benefits	(14,394)	(6,511)
Other accrued expenses	(1,836)	(2,099)
Accrued and deferred taxes, net	(963)	8,032
Other non-current assets and non-current liabilities	(72)	(3,381)
Net cash provided by operating activities	43,153	21,651

Investing Activities
Additions to property, plant and equipment	(23,899)	(29,356)
Capitalized patent defense costs	(4,447)	(2,289)
Net cash used in investing activities	(28,346)	(31,645)

Financing Activities
Proceeds from debt	400,000	—
Debt issuance costs	(2,853)	—
Change in Parent Company borrowings, net	—	(24,589)
Net transfers (to) from Parent Company	(465,902)	33,669
Net cash (used in) provided by financing activities	(68,755)	9,080

Effect of exchange rate changes on cash and cash equivalents	(261)	(140)

Net decrease in cash and cash equivalents	(54,209)	(1,054)
Cash and cash equivalents at beginning of period	105,588	10,302
Cash and cash equivalents at end of period	$51,379	$9,248

See Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

1. Basis of Presentation

Description of Business - On February 28, 2014, Knowles Corporation became an independent, publicly-traded company as a result of the distribution by Dover Corporation (“Dover” or “Former Parent”) of 100% of the outstanding common stock of the Company to Dover’s shareholders (the "Separation"). For more information regarding the Separation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. References to “Knowles,” “the Company,” “we,” “our” and “us” refer to Knowles Corporation and its consolidated subsidiaries. The Company engages in the design and manufacture of innovative products and components which serve the mobile consumer electronics, medical technology, telecommunications infrastructure, military/space and other industrial end markets.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Combined Financial Statements and Notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. During the three months ended March 31, 2014, the Company corrected its incentive compensation accrual to reflect the actual amounts paid for 2013 incentive compensation, which increased earnings before income taxes by $1,420 ($923 net of tax), and tax expense associated with foreign taxes due on 2012 royalty income, which decreased net earnings by $1,100. These items are not material to the Consolidated Financial Statements for any impacted period. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations totaled $3,368 and $5,983 during the three months ended March 31, 2014 and 2013, respectively.

Related Party Transactions - Knowles made a cash payment of $400,000 to Dover immediately prior to the Separation, which is reflected in Net transfers (to) from Parent Company on the Consolidated Statements of Cash Flows and in Net transfers to Parent Company on the Consolidated Statement of Stockholders' Equity. In connection with a tax matters agreement entered into with Dover as part of the Separation, the Company had $1,685 recorded in accounts payable at March 31, 2014, which will be paid in the fourth quarter of 2014.

Separation-related Adjustments - During the three months ended March 31, 2014, certain Separation-related adjustments were recorded in stockholders' equity, principally due to the transfer of certain pension plan liabilities from Dover upon the legal split of those plans, as well as to adjust the Company's income tax balances to reflect the Company's post-Separation stand-alone income tax positions. In addition, because the historical financial statements were derived from Dover’s accounting records, included in the Separation-related adjustments were adjustments to foreign currency translation adjustments to reflect the appropriate opening balances related to Knowles' legal entities at the Separation date.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at March 31, 2014 and 2013 were $4,253 and $14,779, respectively. In addition, legal costs incurred in the defense of our patents included in accounts payable at March 31, 2014 and 2013 were $4,370 and $1,631, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Inventories, net

	March 31, 2014	December 31, 2013
Raw materials	$60,601	$55,870
Work in progress	28,810	29,886
Finished goods	93,970	92,048
Subtotal	183,381	177,804
Less reserves	(29,195)	(28,636)
Total	$154,186	$149,168

3. Property, Plant and Equipment, net

	March 31, 2014	December 31, 2013
Land	$12,153	$12,238
Buildings and improvements	103,485	85,815
Machinery, equipment and other	666,232	678,386
Subtotal	781,870	776,439
Less accumulated depreciation	(430,958)	(415,442)
Total	$350,912	$360,997

4. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2014:

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2013	$776,349	$185,567	$961,916
Foreign currency translation	2,730	(301)	2,429
Balance at March 31, 2014	$779,079	$185,266	$964,345

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$8,260	$1,638	$8,264	$1,503
Patents	42,221	8,354	47,543	17,549
Customer Relationships	429,300	190,448	429,429	181,232
Unpatented Technologies	65,770	64,735	65,757	64,574
Other	1,564	1,432	1,564	1,389
Total	547,115	266,607	552,557	266,247
Unamortized intangible assets:
Trademarks	32,000		32,000
Total intangible assets, net	$312,508		$318,310

Amortization expense was $10,711 and $11,713 for the three months ended March 31, 2014 and 2013, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

5. Restructuring Activities

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
Mobile Consumer Electronics	$—	$2,198
Specialty Components	243	1,117
Total	$243	$3,315

These amounts are classified in the Consolidated Statements of Earnings as follows:

Cost of goods sold	$—	$1,823
Selling and administrative expenses	243	1,492
Total	$243	$3,315

The restructuring expenses relate to programs designed to better align the Company’s operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2013	$5,000	$534	$5,534
Restructuring charges	243	—	243
Payments	(1,050)	(9)	(1,059)
Other, including foreign currency	10	(11)	(1)
Balance at March 31, 2014	$4,203	$514	$4,717

The accrual balance at March 31, 2014 primarily reflects restructuring plans initiated during the prior year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

On April 1, 2014, the Company announced the cessation of manufacturing operations at its facility in Vienna, Austria. Refer to Note 14. Subsequent Events for further information.

6. Borrowings

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

Borrowings at March 31, 2014 consist of the following:

March 31, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	3,750
Total long-term debt	$396,250

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The Credit Facilities include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At March 31, 2014, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At March 31, 2014, the interest rate for the Credit Facilities was 1.66%.

Interest expense and interest income for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense	$683	$13,022
Interest income	(11)	(1,074)
Interest expense, net	$672	$11,948

The interest expense, net for the three months ended March 31, 2013 primarily relates to interest expense on the net notes payable with Dover that were repaid during the fourth quarter of 2013 in anticipation of the Separation.

7. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(1,650)		$(1,650)	$(19,139)		$(19,139)
Employee benefit plans	(177)	62	(115)	—	—	—
Changes in fair value of cash flow hedges	—	—	—	(218)	76	(142)
Total other comprehensive loss	$(1,827)	$62	$(1,765)	$(19,357)	$76	$(19,281)

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings (loss), net of tax during the three months ended March 31, 2014 and 2013.

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44,379	$(7,854)	$36,525
Other comprehensive loss	(1,650)	(115)	(1,765)
Separation-related adjustments	(7,204)	(335)	(7,539)
Balance at March 31, 2014	$35,525	$(8,304)	$27,221

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2012	$—	$11,784	$(8,019)	$3,765
Other comprehensive loss	(142)	(19,139)	—	(19,281)
Balance at March 31, 2013	$(142)	$(7,355)	$(8,019)	$(15,516)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

8. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss and the favorable impact of its significant tax holiday in Malaysia.

The Company's ETR for the three months ended March 31, 2014 and 2013 were 24.6% and 1.7%, respectively. During the three months ended March 31, 2014, the ETR was impacted by discrete items totaling $2,998. The discrete items were mainly driven by a tax expense of $1,611 on a previously deferred tax gain that was triggered as a result of a reorganization transaction associated with the Separation and a tax expense of $1,100 associated with foreign taxes due on 2012 royalty income. The ETR for the three months ended March 31, 2013 was impacted by $540 of discrete tax items. Absent the discrete items, the ETR was (4.9)% and (2.7)% for the three months ended March 31, 2014 and 2013, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

During the three months ended March 31, 2014, the Company’s income tax balances were adjusted to reflect the Company’s post-Separation stand-alone income tax positions, including those related to tax loss and credit carryforwards, other deferred tax assets and valuation allowances. These Separation-related adjustments resulted in a $10,066 increase to the net deferred tax liability, primarily due to a decrease in tax loss and credit carryforwards, partially offset by a decrease in the Company's valuation allowances. The increase in the net deferred tax liability was offset by a corresponding decrease in Net Parent Company Investment.

9. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings was $1,487 and $565 during the three months ended March 31, 2014 and 2013, respectively. Prior to the Separation, stock-based compensation expense was allocated to Knowles based on the portion of Dover's equity incentive program in which Knowles employees participated.

Prior to the Separation, Knowles employees participated in Dover's equity incentive program. Adopted in connection with the Separation, Knowles' Equity and Cash Incentive Plan provides for the assumption of certain awards granted under Dover's equity incentive program and authorizes the grant of several different forms of benefits, including stock options, restricted stock units ("RSUs"), and stock-settled stock appreciation rights ("SSARs").

In connection with the Separation, Dover equity awards previously granted to employees of the Company were converted to Knowles equity awards under the Company's Equity and Cash Incentive Plan. In general, each award is subject to the same terms and conditions as were in effect prior to the Separation, except that Dover performance shares converted to time-based RSUs. In addition, the Company made a grant comprised of both stock options and time-based RSUs that will vest 50% on the third and fourth anniversaries from the date of the grant. The Company also made a grant of both stock options and time-based RSUs that will vest evenly over the next three years. Lastly, the independent directors received a grant of Company shares that vested immediately, receipt of which was deferred by some of the recipients. The Company has elected to use the straight-line method to attribute the expense over the service period of the awards.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Stock Options

The expense related to stock options granted in the three months ended March 31, 2014, was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.32%	to	1.63%
Dividend yield	—%
Expected life (years)	4.5	to	5.3
Volatility	44.4%	to	49.9%
Fair value at date of grant	$11.25	to	$13.50

The following table summarizes the Company's SSAR and stock option activity for the three months ended March 31, 2014.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	—	$—			—	$—
Converted	1,085,643	20.85			13,680	12.65
Granted	—	—			1,291,995	29.53
Outstanding at March 31, 2014	1,085,643	$20.85	$11,643	7.5	1,305,675	$29.35	$2,894	6.9

Exercisable at March 31, 2014	393,527	$17.33	$5,604	6.0	13,680	$12.65	$258	0.9

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at March 31, 2014 was $2,093 and $15,718, respectively. This cost is expected to be recognized over a weighted-average period of 1.6 years for SSARs and 2.6 years for stock options.

RSUs

The following table summarizes the Company's RSU balances for the three months ended March 31, 2014.

	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	—	$—
Converted (1)	21,557	12.36
Granted	361,674	29.53
Outstanding at March 31, 2014	383,231	$28.56

(1) The weighted-average grant date fair value is equal to the fair value at the date of conversion as opposed to the fair value when originally issued under Dover's plan.

At March 31, 2014, $10,734 of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Director Awards

On March 7, 2014, the independent directors received grants totaling 16,930 shares with a grant date fair value of $29.53 per share. These shares vested immediately upon issuance.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

10. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted shares outstanding and amounts used in computing the respective earnings per share:

	Three Months Ended March 31,
	2014	2013
Net earnings	$7,643	$11,894

Basic earnings per common share:
Basic weighted-average shares outstanding (1)	85,023,862	85,019,159
Basic earnings per share (1)	$0.09	$0.14

Diluted earnings per common share:
Basic weighted-average shares outstanding (1)	85,023,862	85,019,159
Dilutive effect of stock-based awards	102,934	—
Diluted weighted-average shares outstanding (1)	85,126,796	85,019,159

Diluted earnings per share (1)	$0.09	$0.14

(1) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of basic and diluted earnings per common share for all periods through December 31, 2013 was calculated using the shares distributed on February 28, 2014.

Diluted per share amounts were computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SSARs, and vesting of restricted stock, as determined using the treasury stock method. For the three months ended March 31, 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 386,824.

11. Commitments and Contingent Liabilities

The Company is involved in various legal proceedings, claims and investigations arising in the normal course of its business, including those related to intellectual property which may be owned by it or others. The Company owns many patents which cover products, technology and manufacturing processes. Some of these patents have been and, the Company expects, will continue to be challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps may result in retaliatory legal proceedings, including litigation or other legal proceedings in various forums and jurisdictions around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of the Company’s intellectual property may be material. Additionally, in multi-forum disputes the Company may incur adverse judgments with regard to certain claims in certain forums while still contesting other related claims against the same opposing party in other forums. Based on the strength of its intellectual property and its prior experience enforcing it, the Company's current assessment is that the ultimate disposition of these matters is not expected to have a material adverse effect on its operating results or financial condition. The Company will periodically review the probable outcome of such proceedings, their impact on its operations, the associated costs and expenses incurred and reasonably expected to be incurred, and the amounts accrued.

In addition, the Company may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At March 31, 2014 and 2013, the Company’s legal reserves were not significant.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

12. Segment Information

Knowles is organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 280 - Segment Reporting and include (i) Mobile Consumer Electronics and (ii) Specialty Components. The segments are aligned around similar product applications serving Knowles' key end markets to enhance focus on end market growth strategies.

•
Mobile Consumer Electronics designs and manufactures innovative acoustic products, including microphones, speakers and receivers, used in several applications that serve the handset, tablet and other consumer electronic markets.

•
Specialty Components specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Specialty Components' transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication, and life sciences markets.

Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
Mobile Consumer Electronics	$163,990	$169,771
Specialty Components	109,406	106,364
Intra-segment eliminations	(12)	(16)
Total consolidated revenue	$273,384	$276,119

Earnings before interest and income taxes: (1)
Mobile Consumer Electronics	$6,852	$20,396
Specialty Components	15,700	14,790
Total segments	22,552	35,186
Corporate expense / other	11,737	11,134
Interest expense, net	672	11,948
Earnings before income taxes	10,143	12,104
Provision for income taxes	2,500	210
Net earnings	$7,643	$11,894

(1) During the first quarter of 2014, the Company began using earnings before interest and income taxes as the measure to make decisions about allocating resources to segments and assessing segment performance instead of earnings before interest, income taxes, depreciation and amortization.

13. Recent Accounting Standards

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update will be effective for Knowles in the first quarter of 2015. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for Knowles for fiscal years beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

14. Subsequent Events

On April 1, 2014, the Board of Directors authorized the cessation of manufacturing operations at the Company’s Vienna, Austria facility. This action is expected to be substantially completed by mid-year 2014. This action is part of the Company’s previously-announced plan to consolidate its manufacturing footprint, and is expected to contribute to the previously-announced target of $40,000 to $50,000 in annualized cost savings. Production will be transferred to the Company’s Asian facilities, while research and development will remain in Vienna.

Pre-tax charges are estimated to be $72,000 to $77,000. Of this total amount, $40,000 to $45,000 relates to non-cash asset impairment charges and approximately $20,000 relates to employee redundancy costs, primarily severance and pension costs. The balance relates to other costs associated with the closure, including production transfer costs. The Company expects that the majority of the charges will be recorded in the second quarter of 2014.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	the pace and success of achieving the cost savings from our announced restructurings;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	unexpected technological obsolescence and the emergence of new technologies;
o	changes in macroeconomic conditions, both in the U.S. and internationally;
o	our financial performance during and after the current economic conditions;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	whether our announced restructurings will adversely affect our cost structure;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	competition;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	managing rapid growth;
o	managing rapid declines in customer demand for certain of our products or solutions and other related customer challenges that may occur;
o	our ability to successfully consummate acquisitions and divestitures;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing the integration of our businesses which were included in our recent spin-off from Dover Corporation;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	retaining key personnel;
o	our dependence on a limited number of large customers; and
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business.

A more complete description of these risks, uncertainties and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. We do not undertake to update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Knowles,” the “Company,” “we,” “our” or “us” refer to Knowles Corporation and its consolidated subsidiaries, after giving effect to the spin-off of Knowles from Dover Corporation, (ii) “Former Parent” refers to Dover Corporation and (iii) the “Separation” or the “Distribution” refer to our spin-off from our Former Parent.

Overview

On February 28, 2014, our former parent company, Dover Corporation, completed the spin-off of Knowles into an independent, publicly-traded company.

We have a leading position in MicroElectroMechanical Systems (“MEMs”) microphones, speakers and receivers which are used in mobile handsets, smartphones and tablets within the consumer electronics market. We are also a leading manufacturer of transducers used in the hearing health segment of the medical technology market and have a strong position in oscillator (timing devices) and capacitor components which serve the telecommunication infrastructure, military/space and other industrial markets.

We are organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 280-Segment Reporting and are comprised of (i) Mobile Consumer Electronics (“MCE”) and (ii) Specialty Components (“SC”). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

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

Critical Accounting Policies and Estimates

This discussion and analysis of results of operations and financial condition is based on our Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP"). The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014, which is incorporated by reference in this Form 10-Q.

Results of Operations

The Consolidated Financial Statements and segment information included in this Quarterly Report on Form 10-Q have been derived from the Consolidated Financial Statements of the Company, which prior to the Separation were prepared on a stand-alone basis and derived from Dover's consolidated financial statements and accounting records. The Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows in the future, or what our results of operations, financial position and cash flows would have been had Knowles been a stand-alone company during all the periods presented.

Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$273,384		$276,119

Gross profit	$83,057	30.4%	$94,563	34.2%
Non-GAAP gross profit	$88,958	32.5%	$97,544	35.3%

Earnings before interest and income taxes	$10,815	4.0%	$24,052	8.7%
Adjusted earnings before interest and income taxes	$32,120	11.7%	$40,983	14.8%

Provision for income taxes	$2,500		$210
Income tax effects of non-GAAP reconciling adjustments	1,409		2,119
Non-GAAP provision for income taxes	$3,909		$2,329

Net earnings	$7,643	2.8%	$11,894	4.3%
Non-GAAP net earnings	$27,539	10.1%	$26,706	9.7%

Diluted earnings per share (1)	$0.09		$0.14
Non-GAAP diluted earnings per share	$0.32		$0.31

(1) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of diluted earnings per common share for all periods through December 31, 2013 were calculated using the shares distributed on February 28, 2014. See Note 10. Earnings per Share, to the Consolidated Financial Statements for information regarding earnings per share.

Revenues

Revenues for the first quarter of 2014 were $273.4 million, compared with $276.1 million for the first quarter of 2013, a decrease of $2.7 million or 1.0%. The decrease was due to a decrease in Mobile Consumer Electronics revenues of $5.8 million, partially offset by an increase in Specialty Components revenues of $3.0 million. The decrease in Mobile Consumer Electronics revenues was primarily due to lower year-over-year revenues from two key smartphone original equipment manufacturer ("OEM") customers in connection with their lower share of the handset market that more than offset an increase in revenues from a key North American OEM customer. The increase in Specialty Components revenues was driven by improved demand for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2014 were $190.3 million, compared with $181.6 million for the first quarter of 2013, an increase of $8.8 million or 4.8%. The increase was primarily due to $4.5 million higher production transfer costs related to migration of operations into existing Asian lower-cost manufacturing facilities, partially offset by cost savings from restructuring actions taken in the prior year.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2014 was $83.1 million, compared with $94.6 million for the first quarter of 2013, a decrease of $11.5 million or 12.2%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2014 was 30.4%, compared with 34.2% for the first quarter of 2013. Non-GAAP gross profit for the first quarter of 2014 was $89.0 million, compared with $97.5 million for the first quarter of 2013, a decrease of $8.6 million or 8.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2014 was 32.5%, as compared with 35.3% for the first quarter of 2013. The decline in gross profit margin and non-GAAP gross profit margin for the first quarter of 2014 compared with the first quarter of 2013 was primarily due to unfavorable pricing on mature products/product mix and reduced fixed cost leverage within our Mobile Consumer Electronics segment. These declines were partially offset by higher volumes and cost savings from restructuring actions taken in the prior year within our Specialty Components segment.

Research and Development Expenses

Research and development expenses for the first quarter of 2014 were $19.2 million, compared with $20.9 million for the first quarter of 2013, a decrease of $1.7 million or 8.1%. Research and development expenses as a percentage of revenues for the first quarter of 2014 and 2013 were 7.0% and 7.6%, respectively. The decrease was largely due to a government research and development incentive received during the first quarter of 2014.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2014 were $52.7 million, compared with $51.6 million for the first quarter of 2013, an increase of $1.1 million or 2.2%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2014 were 19.3%, compared with 18.7% for the first quarter of 2013. The increase was primarily due to $2.7 million of increased legal expenses in connection with intellectual property litigation, partially offset by cost savings from restructuring actions taken in the prior year. Included in selling and administrative expenses were corporate allocations from our Former Parent of $3.4 million and $6.0 million for the first quarter of 2014 and 2013, respectively, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services. As a stand-alone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from our Former Parent. We continue to estimate that these costs may exceed the allocated amount for full year 2013 of $23.6 million by a range of approximately $5.0 million to $10.0 million in 2014.

Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") for the first quarter of 2014 was $10.8 million, compared with $24.1 million for the first quarter of 2013, a decrease of $13.2 million. EBIT margin (EBIT as a percentage of revenues) for the first quarter of 2014 was 4.0%, compared with 8.7% for the first quarter of 2013. Adjusted EBIT for the first quarter of 2014 were $32.1 million, compared with $41.0 million for the first quarter of 2013, a decrease of $8.9 million or 21.6%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the first quarter of 2014 was 11.7%, as compared with 14.8% for the first quarter of 2013. The decrease in EBIT margin and adjusted EBIT margin for the first quarter of 2014 compared with the first quarter of 2013 was primarily due to unfavorable pricing on mature products/product mix, reduced fixed cost leverage and increased legal expenses in connection with intellectual property litigation, partially offset by cost savings from restructuring actions taken in the prior year.

Interest Expense, net

Interest expense, net for the first quarter of 2014 was $0.7 million, compared with $11.9 million for the first quarter of 2013, a decrease of $11.3 million. During the first quarter of 2014, we entered into a $500.0 million five-year credit facility and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the first quarter of 2014 relates to these borrowings. The interest expense, net during the first quarter of 2013 relates to interest expense on the net notes payable to Dover that were repaid during the fourth quarter of 2013 in anticipation of the Separation.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the first quarter of 2014 was 24.6%, compared with 1.7% for the first quarter of 2013. The ETR for the first quarter of 2014 was impacted by $3.0 million of discrete items. The discrete items were mainly driven by a tax expense of $1.6 million on a previously deferred tax gain that was triggered as a result of a reorganization transaction associated with the Separation and a tax expense of $1.1 million associated with foreign taxes due on 2012 royalty income. The ETR for the first quarter of 2013 was impacted by $0.5 million of discrete tax items.  Excluding the discrete items, the ETR was (4.9%) and (2.7%) for the first quarter of 2014 and 2013, respectively.  The non-GAAP ETR for the first quarter of 2014 was 12.4%, compared with 8.0% for the first quarter of 2013. The change in the ETR, excluding discrete items, and non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss and the favorable impact of our significant tax holiday in Malaysia. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holiday, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing tax holiday will expire December 31, 2021.

Diluted Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share were $0.09 for the first quarter of 2014, compared with $0.14 for the first quarter of 2013. The decrease in diluted earnings per share was primarily due to lower operating earnings driven by higher production transfer costs and reduced revenues as well as a higher effective tax rate, partially offset by lower interest expense. Non-GAAP diluted earnings per share for the first quarter of 2014 was $0.32, compared with $0.31 for the first quarter of 2013. The increase in non-GAAP diluted earnings per share was mainly driven by a reduction in interest expense that was partially offset by lower adjusted EBIT.

Subsequent Event

On April 1, 2014, the Board of Directors authorized the cessation of manufacturing operations at our Vienna, Austria facility. This action is expected to be substantially completed by mid-year 2014. This action is part of our previously-announced plan to consolidate our manufacturing footprint, and is expected to contribute to the previously-announced target of $40.0 million to $50.0 million in annualized cost savings. Production will be transferred to our Asian facilities, while research and development will remain in Vienna.

Pre-tax charges are estimated to be $72.0 million to $77.0 million. Of this total amount, $40.0 million to $45.0 million relates to non-cash asset impairment charges and approximately $20.0 million relates to employee redundancy costs, primarily severance and pension costs. The balance relates to other costs associated with the closure, including production transfer costs. We expect that the majority of the charges will be recorded in the second quarter of 2014.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Gross profit	$83,057	$94,563
Asset impairment and related inventory charges	781	490
Restructuring charges	—	1,823
Production transfers costs (1)	5,120	668
Non-GAAP gross profit	$88,958	$97,544

Research and development expenses	$19,220	$20,916
Selling and administrative expenses	52,675	51,553
Operating expenses	71,895	72,469
Stock-based compensation expense	(1,487)	(565)
Intangibles amortization expense	(10,711)	(11,713)
Restructuring charges	(243)	(1,492)
Production transfers costs (1)	(665)	(180)
Other	(2,298)	—
Non-GAAP operating expenses (2)	$56,491	$58,519

Net earnings	$7,643	$11,894
Interest expense, net	672	11,948
Provision for income taxes	2,500	210
Earnings before interest and income taxes	10,815	24,052
Stock-based compensation expense	1,487	565
Intangibles amortization expense	10,711	11,713
Asset impairment and related inventory charges	781	490
Restructuring charges	243	3,315
Production transfers costs (1)	5,785	848
Other	2,298	—
Adjusted earnings before interest and income taxes	$32,120	$40,983

Net earnings	$7,643	$11,894
Non-GAAP reconciling adjustments	21,305	16,931
Income tax effects of non-GAAP reconciling adjustments	(1,409)	(2,119)
Non-GAAP net earnings	$27,539	$26,706

Non-GAAP diluted earnings per share (3)	$0.32	$0.31

Diluted average shares outstanding (3)	85,126,796	85,019,159
Non-GAAP adjustment (4)	121,919	—
Non-GAAP diluted average shares outstanding (3) (4)	85,248,715	85,019,159

(1) Production Transfer Costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in the corresponding gross profit, operating expenses and earnings before interest and income taxes for each period presented.
(2) All reconciling adjustments between operating expenses and non-GAAP operating expenses impact selling and administrative expenses. Research and development expenses did not have any non-GAAP reconciling adjustments during the periods presented above.

(3) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of diluted earnings per common share for all periods through December 31, 2013 was calculated using the shares distributed on February 28, 2014.
(4) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 12. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated net earnings.

Mobile Consumer Electronics

	Three Months Ended March 31,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$163,990		$169,771

Operating earnings	$6,458	3.9%	$19,447	11.5%
Other income, net	(394)		(949)
Earnings before interest and income taxes	$6,852	4.2%	$20,396	12.0%
Stock-based compensation expense	176		63
Intangibles amortization expense	7,632		7,688
Asset impairment and related inventory charges	781		490
Restructuring charges	—		2,198
Production transfer costs (1)	1,684		703
Adjusted earnings before interest and income taxes	$17,125	10.4%	$31,538	18.6%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Mobile Consumer Electronics revenues were $164.0 million for the first quarter of 2014, compared with $169.8 million for the first quarter of 2013, a decrease of $5.8 million or 3.4%. The decrease in revenue was primarily due to lower volumes as result of market share losses by two key smartphone OEM customers that more than offset the increase in revenues from a key North American OEM customer.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Mobile Consumer Electronics operating earnings were $6.5 million for the first quarter of 2014, compared with $19.4 million for the first quarter of 2013, a decrease of $13.0 million. Mobile Consumer Electronics adjusted EBIT was $17.1 million for the first quarter of 2014, compared with $31.5 million for the first quarter of 2013, a decrease of $14.4 million. Adjusted EBIT margin for the first quarter of 2014 was 10.4%, compared with 18.6% for the first quarter of 2013. The decrease in adjusted EBIT and adjusted EBIT margin for the first quarter of 2014 compared with the first quarter of 2013 was primarily due to lower revenues, unfavorable pricing on mature products/product mix, and increased legal expenses in connection with intellectual property litigation, partially offset by cost savings from restructuring actions taken in the prior year and a government research and development incentive received during the first quarter of 2014.

Specialty Components

	Three Months Ended March 31,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$109,406		$106,364

Operating earnings	$16,653	15.2%	$13,327	12.5%
Other expense (income), net	953		(1,463)
Earnings before interest and income taxes	$15,700	14.4%	$14,790	13.9%
Stock-based compensation expense	206		263
Intangibles amortization expense	3,079		4,024
Restructuring charges	243		1,117
Production transfer costs (1)	4,102		146
Adjusted earnings before interest and income taxes	$23,330	21.3%	$20,340	19.1%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Specialty Components revenues were $109.4 million for the first quarter of 2014, compared with $106.4 million for the first quarter of 2013, an increase of $3.0 million or 2.9%. The increase in revenues was primarily due to improved demand for precision devices as a result of strength in the wireless communication infrastructure market, particularly in China.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Specialty Components operating earnings were $16.7 million for the first quarter of 2014, compared with $13.3 million for the first quarter of 2013, an increase of $3.3 million. Specialty Components adjusted EBIT was $23.3 million for the first quarter of 2014, compared with $20.3 million for the first quarter of 2013, an increase of $3.0 million. Adjusted EBIT margin for the first quarter of 2014 was 21.3%, compared with 19.1% for the first quarter of 2013. The increase in adjusted EBIT and adjusted EBIT margin for the first quarter of 2014 compared with the first quarter of 2013 was primarily due to higher volumes and cost savings from restructuring actions taken in the prior year.

Liquidity and Capital Resources

We believe that our cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs, dividends (if any), capital expenditures and strategic investments for at least the next twelve months. We have secured a revolving line of credit in the U.S. from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the U.S. above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets. Our ability to make payments on and to refinance our indebtedness, including third party debt incurred in connection with the Separation, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash.

Our cash and cash equivalents totaled $51.4 million and $105.6 million at March 31, 2014 and December 31, 2013, respectively. Of these amounts, cash held by our non-U.S. operations totaled $46.4 million and $95.0 million as of March 31, 2014 and December 31, 2013, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash flows provided by (used in):
Operating activities	$43,153	$21,651
Investing activities	(28,346)	(31,645)
Financing activities	(68,755)	9,080
Effect of exchange rate changes on cash and cash equivalents	(261)	(140)
Net decrease in cash and cash equivalents	$(54,209)	$(1,054)

Operating Activities

The increase in operating cash flow was primarily due to a decrease in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) generally due to increased collections and the timing of vendor payments. This decrease was partially offset by lower net income.

Investing Activities

The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures, partially offset by cash paid for legal costs incurred in the defense of our patents. The decline in capital expenditures year-over-year was primarily due to significant investments made in 2013 on the new manufacturing facility in Cebu, Philippines. We expect capital expenditures to be in the range of 6.0% to 8.0% of revenues for the year ended December 31, 2014.

Financing Activities

The cash used in financing activities during the first quarter of 2014 was primarily due to the cash payment to our Former Parent as a result of the Separation, partially offset by proceeds from debt. For additional information on our debt, see Note 6. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the normal course of business. Legal contingencies are discussed in Note 11. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

On January 27, 2014, the Company entered into a $200.0 million five-year senior secured revolving credit facility, as well as a $300.0 million five-year senior secured term loan facility, which are referred to collectively as the “Credit Facilities.” In connection with the Separation, we incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to Dover immediately prior to the Separation.

Borrowings at March 31, 2014 consist of the following:

(in thousands)	March 31, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	3,750
Total long-term debt	$396,250

Recently Adopted Accounting Standards

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for Knowles for fiscal years beginning after December 15, 2013. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no significant changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a discussion of our exposure to market risk as of December 31, 2013, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by intentionally falsified documentation, by collusion of two or more individuals within Knowles or third parties, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 11. Commitments and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated by reference.

GoerTek IP Litigation

Knowles is involved in multi-forum litigation with GoerTek, Inc. (“GoerTek”) and GoerTek Electronics, Inc. (“GoerTek USA”) regarding patents on MicroElectroMechanical Systems microphone packaging and related technologies.

On June 21, 2013, Knowles Electronics, LLC (“Knowles Electronics”) filed a complaint against GoerTek and GoerTek USA in the United States International Trade Commission (“ITC”), alleging infringement of U.S. Patent Nos. 7,439,616 (’616 Patent), 8,018,049 (’049 Patent), and 8,121,331 (’331 Patent), and seeking a limited exclusion order prohibiting the importation of GoerTek and GoerTek USA’s infringing products as well as a cease and desist order prohibiting GoerTek, GoerTek USA, and related companies from sales, distribution, marketing, warehousing, or other activities directed to such infringing products. In response to this complaint, the ITC initiated Investigation No. 337-TA-888 on July 22, 2013. An evidentiary hearing is scheduled for May 6-14, 2014, and the target date for the completion of the investigation is December 12, 2014.

Additionally, on June 21, 2013, Knowles Electronics filed a complaint against GoerTek and GoerTek USA in the United States District Court for the Northern District of Illinois alleging infringement of the ’616, ’049, and ’331 Patents, and seeking relief including an injunction against such infringement as well as damages, costs, and expenses. That case, Knowles Electronics, LLC v. GoerTek, Inc. and GoerTek Electronics, Inc., No. 1:13-cv-4586, is currently stayed in light of ITC Investigation No. 337-TA-888.

GoerTek has filed validity challenges before the U.S. Patent and Trademark Office (“PTO”) to the ’616 and ’331 Patents, seeking a determination that claims of those patents are unpatentable. In response, the PTO initiated inter partes review proceedings for the ’331 Patent on March 4, 2014 (No. 2013-00523) and for the ’616 Patent on March 7, 2014 (No. 2013-00614); those proceedings remain pending.

On or about July 4, 2013, GoerTek filed lawsuits against Knowles Electronics (Suzhou) Co., Ltd. (“Knowles Suzhou”) in the Weifang Intermediate People’s Court of Shandong Province (“Weifang Court”), alleging infringement of Chinese patents 201020180613.5 (’613 Patent), 201020001125.3 (’125 Patent), 201020515145.2 (’145 Patent), 200820187748.7 (’748 Patent), and 200510115448.9 (’448 Patent), seeking damages, injunctive relief, and litigation costs. On or about December 27, 2013, Knowles Suzhou petitioned the Supreme People’s Court in China to review the Weifang Court’s exercise of jurisdiction over Knowles Suzhou; the Supreme People’s Court denied these petitions on April 21, 2014. In the lawsuit for the ’748 Patent, the Weifang Court issued a judgment against Knowles Suzhou on or about April 17, 2014, specifying an injunction and a 37 million Chinese renminbi (approximately $5.9 million) damage award in favor of GoerTek, which Knowles Suzhou intends to appeal. GoerTek has reported to the Chinese Securities and Exchange Commission that the Weifang Court issued a judgment against Knowles Suzhou in the lawsuit for the ’145 patent, also specifying an injunction and a 37 million Chinese renminbi damage award in favor of GoerTek, which Knowles Suzhou also intends to appeal. Knowles Suzhou believes it has multiple grounds for an appeal in both lawsuits and based on its current assessment of the probable outcome of these matters, it has not reserved any amounts for these judgments at this time. The lawsuits for the ’613, ’125, and ’448 Patents remain pending.

On or about July 22, 2013, Knowles Suzhou filed invalidation proceedings before the Patent Reexamination Board at the State Intellectual Property Office of the People’s Republic of China (“PRB”) against the ’613, ’125, ’145, ’748, and ’445 Patents, seeking determinations that claims of the patents are invalid. Knowles Suzhou subsequently withdrew certain of these invalidation petitions and filed certain further invalidation petitions. These invalidation proceedings remain pending.

On or about April 8, 2014, Knowles Suzhou filed declaratory lawsuits against GoerTek in the Suzhou Intermediate People’s Court of Jiangsu Province, seeking declarations of non-infringement for the ’145, ’748, and ’125 Patents. Those lawsuits remain pending.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2014, we issued 85,019,059 shares of common stock, par value $0.01 per share, to Dover Corporation as a dividend to our sole shareholder. We did not register the issuance of these shares under the Securities Act of 1933, as amended (the “Securities Act”), because such issuance did not constitute a public offering and therefore was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. All of these shares were subsequently distributed on a pro rata basis to Dover’s shareholders in connection with the Separation.

Neither we nor any "affiliated purchaser" repurchased any shares of our common stock during the quarter ended March 31, 2014.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 12, 2014	/s/ JOHN S. ANDERSON
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)