Form 10-Q
period 2014-06-30
Knowles Corp
filed 2014-08-07
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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
Yes ☑  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 85,038,904.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$281,033	$296,709	$554,418	$572,827
Cost of goods sold	230,831	191,440	421,158	371,174
Restructuring charges - cost of goods sold	16,417	4,041	16,417	5,864
Gross profit	33,785	101,228	116,843	195,789
Research and development expenses	21,701	21,243	40,921	42,160
Selling and administrative expenses	51,988	45,779	104,420	95,838
Restructuring charges	4,283	5,476	4,526	6,968
Operating expenses	77,972	72,498	149,867	144,966
Operating (loss) earnings	(44,187)	28,730	(33,024)	50,823
Interest expense, net	1,820	12,069	2,492	24,017
Other (income) expense, net	(201)	825	145	(1,134)
(Loss) earnings before income taxes	(45,806)	15,836	(35,661)	27,940
Provision for (benefit from) income taxes	33,097	(835)	35,597	(626)
Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566

Basic (loss) earnings per share (1)	$(0.93)	$0.20	$(0.84)	$0.34
Diluted (loss) earnings per share (1)	$(0.93)	$0.20	$(0.84)	$0.34

Weighted average common shares outstanding:
Basic (1)	85,042,334	85,019,159	85,033,149	85,019,159
Diluted (1)	85,042,334	85,019,159	85,033,149	85,019,159

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

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566

Other comprehensive (loss) earnings, net of tax
Foreign currency translation	(9,239)	9,222	(10,889)	(9,917)

Employee benefit plans:
Actuarial losses arising during period	—	—	(115)	—
Amortization or settlement of actuarial losses included in net periodic pension cost	140	94	140	94
Amortization of prior service costs included in net periodic pension cost	—	2	—	2
Total employee benefit plans	140	96	25	96

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	—	(134)	—	(276)
Net losses reclassified into earnings	—	9	—	9
Total cash flow hedges	—	(125)	—	(267)

Other comprehensive (loss) earnings, net of tax	(9,099)	9,193	(10,864)	(10,088)

Comprehensive (loss) earnings	$(88,002)	$25,864	$(82,122)	$18,478

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$44,610	$105,588
Receivables, net of allowances of $838 and $1,686	207,287	224,556
Inventories, net	155,858	149,168
Prepaid and other current assets	15,940	11,803
Deferred tax assets	8,040	10,708
Total current assets	431,735	501,823
Property, plant and equipment, net	335,670	360,997
Goodwill	958,151	961,916
Intangible assets, net	305,498	318,310
Other assets and deferred charges	41,934	27,070
Total assets	$2,072,988	$2,170,116

Current liabilities:
Current maturities of long-term debt	$7,500	$—
Accounts payable	155,096	143,812
Accrued compensation and employee benefits	39,051	40,918
Other accrued expenses	47,855	25,245
Federal and other taxes on income	18,446	—
Total current liabilities	267,948	209,975
Long-term debt	392,500	—
Deferred income taxes	63,735	45,891
Other liabilities	30,099	27,123
Commitments and contingencies (Note 11)

Equity:
Net Former Parent Company Investment in Knowles Corporation, prior to Separation	—	1,850,602

Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 85,038,904 shares issued at June 30, 2014	850	—
Additional paid-in capital	1,367,987	—
Accumulated deficit	(68,253)	—
Accumulated other comprehensive earnings	18,122	36,525
Total stockholders' equity	1,318,706	36,525
Total equity	1,318,706	1,887,127
Total liabilities and equity	$2,072,988	$2,170,116

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings	Net Former Parent Company Investment	Total Stockholders' Equity
Balance at December 31, 2013	$—	$—	$—	$36,525	$1,850,602	$1,887,127
Net loss	—	—	(68,253)	—	(3,005)	(71,258)
Net transfers to Former Parent Company	—	—	—	—	(470,425)	(470,425)
Separation-related adjustments	—	—	—	(7,539)	(11,794)	(19,333)
Reclassification of Net Former Parent Company Investment in connection with the Separation	—	1,365,378	—	—	(1,365,378)	—
Issuance of common stock at Separation	850	(850)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(10,864)	—	(10,864)
Common stock issued for the exercise of stock options	—	143	—	—	—	143
Stock-based compensation expense	—	3,316	—	—	—	3,316
Balance at June 30, 2014	$850	$1,367,987	$(68,253)	$18,122	$—	$1,318,706

See Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net (loss) earnings	$(71,258)	$28,566
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	71,462	65,012
Non-cash restructuring related charges	20,360	—
Stock-based compensation	3,903	1,129
Other, net	928	(4,564)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	15,407	21,081
Inventories, net	(9,704)	(9,235)
Prepaid and other current assets	(3,587)	588
Accounts payable	640	(25,067)
Accrued compensation and employee benefits	(4,706)	(4,449)
Other accrued expenses	22,895	6,661
Accrued and deferred taxes, net	24,000	(12,046)
Other non-current assets and non-current liabilities	(5,553)	(10,150)
Net cash provided by operating activities	64,787	57,526

Investing Activities
Additions to property, plant and equipment	(41,144)	(58,599)
Proceeds from the sale of property, plant and equipment	219	4,856
Capitalized patent defense costs	(8,161)	(3,417)
Other investment	(8,000)	—
Net cash used in investing activities	(57,086)	(57,160)

Financing Activities
Proceeds from debt	400,000	—
Debt issuance costs	(2,853)	—
Net proceeds from exercise of stock-based awards	143	—
Change in Former Parent Company borrowings, net	—	(39,256)
Net transfers (to) from Former Parent Company	(465,902)	41,612
Net cash (used in) provided by financing activities	(68,612)	2,356

Effect of exchange rate changes on cash and cash equivalents	(67)	(203)

Net (decrease) increase in cash and cash equivalents	(60,978)	2,519
Cash and cash equivalents at beginning of period	105,588	10,302
Cash and cash equivalents at end of period	$44,610	$12,821

See Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. During the three months ended March 31, 2014, the Company corrected its incentive compensation accrual to reflect the actual amounts paid for 2013 incentive compensation, which increased earnings before income taxes by $1,420 ($923 net of tax), and tax expense associated with foreign taxes due on 2012 royalty income, which decreased net earnings by $1,100. During the three months ended June 30, 2014, the Company corrected its severance accrual to include agreements executed in 2013, which decreased earnings before income taxes by $2,105 ($1,579 net of tax).  These items are not material to the Consolidated Financial Statements for any impacted period. In addition, certain prior period amounts on the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations, which ceased as of the Separation date, totaled $3,368 and $11,965 during the six months ended June 30, 2014 and 2013, respectively.

Revision of Prior Period Financial Statements - During the fourth quarter of 2013, the Company identified a classification error in the Consolidated Statements of Cash Flows whereby accrued capital expenditures and accrued patent defense costs were incorrectly classified as Additions to property, plant and equipment and Capitalized patent defense costs, respectively, within investing activities. The Consolidated Statements of Cash Flows presented herein have been revised to reflect the correction of this error. The results of this correction were an increase in net cash used in investing activities of $16,673 in the six months ending June 30, 2013, with an offsetting increase from net cash provided by operating activities during the same period. This classification error is not considered material to the six months ending June 30, 2013.

Related Party Transactions - Knowles made a cash payment of $400,000 to Dover immediately prior to the Separation, which is reflected in Net transfers (to) from Former Parent Company on the Consolidated Statements of Cash Flows and in Net transfers to Former Parent Company on the Consolidated Statement of Stockholders' Equity. In connection with a tax matters agreement entered into with Dover as part of the Separation, the Company had $1,685 recorded in accounts payable at June 30, 2014, which will be paid in the fourth quarter of 2014.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Separation-related Adjustments - During the six months ended June 30, 2014, certain Separation-related adjustments were recorded in stockholders' equity, principally due to the transfer of certain pension plan liabilities from Dover upon the legal split of those plans, as well as to adjust the Company's income tax balances to reflect the Company's post-Separation stand-alone income tax positions. In addition, because the historical financial statements were derived from Dover’s accounting records, included in the Separation-related adjustments were adjustments to foreign currency translation adjustments to reflect the appropriate opening balances related to Knowles' legal entities at the Separation date.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at June 30, 2014 and 2013 were $16,919 and $6,877, respectively. In addition, legal costs incurred in the defense of the Company's patents included in accounts payable at June 30, 2014 and 2013 were $7,123 and $781, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Inventories, net

	June 30, 2014	December 31, 2013
Raw materials	$63,153	$55,870
Work in progress	32,585	29,886
Finished goods	95,773	92,048
Subtotal	191,511	177,804
Less reserves	(35,653)	(28,636)
Total	$155,858	$149,168

3. Property, Plant and Equipment, net

	June 30, 2014	December 31, 2013
Land	$12,365	$12,238
Buildings and improvements	104,615	85,815
Machinery, equipment and other	652,562	678,386
Subtotal	769,542	776,439
Less accumulated depreciation	(433,872)	(415,442)
Total	$335,670	$360,997

4. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2014:

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2013	$776,349	$185,567	$961,916
Foreign currency translation	(3,497)	(268)	(3,765)
Balance at June 30, 2014	$772,852	$185,299	$958,151

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$8,158	$1,752	$8,264	$1,503
Patents	48,688	9,646	47,543	17,549
Customer Relationships	425,822	198,745	429,429	181,232
Unpatented Technologies	65,742	64,857	65,757	64,574
Other	1,564	1,476	1,564	1,389
Total	549,974	276,476	552,557	266,247
Unamortized intangible assets:
Trademarks	32,000		32,000
Total intangible assets, net	$305,498		$318,310

Amortization expense totaled $10,826 and $12,271 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $21,537 and $23,984, respectively.

5. Restructuring and Related Activities

Vienna action
On April 1, 2014, the Board of Directors authorized the cessation of manufacturing operations at the Company's Vienna, Austria facility as part of the Company's previously-announced plan to consolidate its manufacturing footprint. A summary of the pre-tax charge and remaining costs associated with the action, which was substantially complete by June 30, 2014, is as follows:

	Total Program	Recognized as of June 30, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$15,883	$12,555	$3,328
Contract termination and other costs	5,522	4,515	1,007
Total	$21,405	$17,070	$4,335

Of the restructuring charges incurred to date, $12,506 were classified as Cost of goods sold and $4,564 were classified as Operating expenses on the respective Restructuring charges lines on the Consolidated Statements of Earnings. These charges all relate to cash expenditures, the majority of which will be paid during the remainder of 2014.

In conjunction with this restructuring action, the Company also accelerated depreciation on fixed assets and recorded inventory charges related to product lines that were exited of $20,360. These non-cash costs were classified as Cost of goods sold on the Consolidated Statements of Earnings.
The Company anticipates annual savings of $25,000 to $30,000 associated with this action beginning during the third quarter of 2014, mainly due to reduced salary and fixed asset depreciation expenses.
Other actions
In line with the Company's previously announced plans to consolidate its manufacturing footprint, the Company also had other actions underway during the three and six months ended June 30, 2014 that are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. These actions included programs to transfer the Company's hearing health business and certain of its North American based capacitor business into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

During the three and six months ended June 30, 2013, the restructuring charges were related to the reduction in headcount within the Company's German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics, the migration of the Company's U.K. based capacitor production into existing Asian manufacturing facilities, and the integration of activities within the consumer electronics business.
The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mobile Consumer Electronics	$18,111	$4,718	$18,111	$6,916
Specialty Components	2,589	4,799	2,832	5,916
Total	$20,700	$9,517	$20,943	$12,832

The following table details the Company’s severance and other restructuring accrual activity:

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2013	$5,000	$534	$5,534
Restructuring charges	15,907	5,036	20,943
Payments	(5,220)	(529)	(5,749)
Other, including foreign currency	767	11	778
Balance at June 30, 2014	$16,454	$5,052	$21,506

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

	June 30, 2014	December 31, 2013
Other accrued expenses	19,669	$5,534
Other liabilities (1)	1,837	—
Total	$21,506	$5,534

(1) This represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

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

Borrowings at June 30, 2014 consist of the following:

June 30, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	7,500
Total long-term debt	$392,500

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The Credit Facilities include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At June 30, 2014, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At June 30, 2014, the interest rate for the Credit Facilities was 1.65%.

Interest expense and interest income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$1,832	$13,107	$2,515	$26,129
Interest income	(12)	(1,038)	(23)	(2,112)
Interest expense, net	$1,820	$12,069	$2,492	$24,017

The interest expense, net for the three and six months ended June 30, 2013 primarily relates to interest expense on the net notes payable with Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

7. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(9,239)		$(9,239)	$9,222		$9,222
Employee benefit plans	215	(75)	140	127	(31)	96
Changes in fair value of cash flow hedges	—	—	—	(192)	67	(125)
Total other comprehensive (loss) earnings	$(9,024)	$(75)	$(9,099)	$9,157	$36	$9,193

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(10,889)		$(10,889)	$(9,917)		$(9,917)
Employee benefit plans	38	(13)	25	127	(31)	96
Changes in fair value of cash flow hedges	—	—	—	(410)	143	(267)
Total other comprehensive loss	$(10,851)	$(13)	$(10,864)	$(10,200)	$112	$(10,088)

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings (loss), net of tax during the six months ended June 30, 2014 and 2013.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44,379	$(7,854)	$36,525
Other comprehensive loss	(10,889)	25	(10,864)
Separation-related adjustments	(7,204)	(335)	(7,539)
Balance at June 30, 2014	$26,286	$(8,164)	$18,122

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2012	$—	$11,784	$(8,019)	$3,765
Other comprehensive loss	(267)	(9,917)	96	(10,088)
Balance at June 30, 2013	$(267)	$1,867	$(7,923)	$(6,323)

8. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The year-to-date ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its tax holidays in Malaysia and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR for the three and six months ended June 30, 2014 was (72.3)% and (99.8)%, respectively. During the three and six months ended June 30, 2014, the ETR was impacted by discrete items totaling $32,716 and $35,708, respectively. During the three months ended June 30, 2014, the Company recorded a valuation allowance of $36,793 on certain foreign subsidiaries' net deferred tax assets, primarily net operating losses, as the Company believes it is more likely than not that these assets will not be realized, which was partially offset by a benefit related to an additional Malaysia tax holiday of $4,352. This tax holiday provides a full income tax exemption on certain MEMS manufacturing income for a ten year period commencing on July 26, 2011. This tax holiday is contingent on the Company meeting specified criteria, including investment in fixed assets and research and development activities. The benefit of this tax holiday for both the three and six months ended June 30, 2014 was $0.06 per share. This benefit primarily relates to 2013; however, it was recorded in the three months ended June 30, 2014 because that is when the Company received approval of the tax holiday from the relevant taxing authority.

The ETR for the three and six months ended June 30, 2013 was (5.3)% and (2.2)%, respectively. During the three and six months ended June 30, 2013, the ETR was impacted by net discrete tax items, principally related to the conclusion of certain international tax audits.

Absent the discrete items, the ETR for the three and six months ended June 30, 2014 was (0.8)% and 0.3%, respectively. Absent the discrete items, the ETR for the three and six months ended June 30, 2013 was (2.8)%. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

During the six months ended June 30, 2014, the Company’s income tax balances were adjusted to reflect the Company’s post-Separation stand-alone income tax positions, including those related to tax loss and credit carryforwards, other deferred tax assets and valuation allowances. These Separation-related adjustments resulted in a $10,066 increase to the net deferred tax liability, primarily due to a decrease in tax loss and credit carryforwards, partially offset by a decrease in the Company's valuation allowances. The increase in the net deferred tax liability was offset by a corresponding decrease in Net Former Parent Company Investment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

9. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $2,417 and $564 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, stock-based compensation expense was $3,903 and $1,129, respectively. Prior to the Separation, stock-based compensation expense was allocated to Knowles based on the portion of Dover's equity incentive program in which Knowles employees participated.

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

Stock Options

The expense related to stock options granted in the six months ended June 30, 2014, was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. There were no stock options granted in the three months ended June 30, 2014.

Risk-free interest rate	1.32%	to	1.63%
Dividend yield	—%
Expected life (years)	4.5	to	5.3
Volatility	44.4%	to	49.9%
Fair value at date of grant	$11.25	to	$13.50

The following table summarizes the Company's SSAR and stock option activity for the six months ended June 30, 2014.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	—	$—			—	$—
Converted	1,085,643	20.85			13,680	12.65
Granted	—	—			1,291,995	29.53
Exercised	—	—			(11,280)	12.65
Forfeited	—	—			(4,000)	29.53
Outstanding at June 30, 2014	1,085,643	$20.85	$10,742	7.3	1,290,395	$29.50	$1,602	6.7

Exercisable at June 30, 2014	393,527	$17.33	$5,277	5.7	2,400	$12.65	$43	0.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at June 30, 2014 was $1,720 and $14,614, respectively. This cost is expected to be recognized over a weighted-average period of 1.4 years for SSARs and 2.5 years for stock options.

RSUs

The following table summarizes the Company's RSU balances for the six months ended June 30, 2014.

	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	—	$—
Converted (1)	21,557	12.36
Granted	361,674	29.53
Forfeited	(1,016)	29.53
Outstanding at June 30, 2014	382,215	$28.56

(1) The weighted-average grant date fair value is equal to the fair value at the date of conversion as opposed to the fair value when originally issued under Dover's plan.

At June 30, 2014, $9,954 of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.4 years.

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

10. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted shares outstanding and amounts used in computing the respective earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566

Basic (loss) earnings per common share:
Basic weighted-average shares outstanding (1)	85,042,334	85,019,159	85,033,149	85,019,159
Basic (loss) earnings per share (1)	$(0.93)	$0.20	$(0.84)	$0.34

Diluted (loss) earnings per common share:
Basic weighted-average shares outstanding (1)	85,042,334	85,019,159	85,033,149	85,019,159
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding (1)	85,042,334	85,019,159	85,033,149	85,019,159

Diluted (loss) earnings per share (1)	$(0.93)	$0.20	$(0.84)	$0.34

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
(in thousands except share and per share amounts) (unaudited)

For the three and six months ended June 30, 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 1,750,303 and 1,124,110, respectively.

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

In addition, the Company may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At June 30, 2014 and 2013, the Company’s legal reserves were not significant.

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

•
Mobile Consumer Electronics designs and manufactures innovative acoustic products, including microphones, speakers, receivers and integrated audio solutions, used in several applications that serve the handset, tablet and other consumer electronic markets.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Mobile Consumer Electronics	$166,743	$189,655	$330,733	$359,426
Specialty Components	114,300	107,063	223,706	213,427
Intra-segment eliminations	(10)	(9)	(21)	(26)
Total consolidated revenue	$281,033	$296,709	$554,418	$572,827

(Loss) earnings before interest and income taxes: (1)
Mobile Consumer Electronics	$(47,535)	$26,993	$(40,683)	$47,389
Specialty Components	14,832	11,748	30,532	26,538
Total segments	(32,703)	38,741	(10,151)	73,927
Corporate expense / other	11,283	10,836	23,018	21,970
Interest expense, net	1,820	12,069	2,492	24,017
(Loss) earnings before income taxes	(45,806)	15,836	(35,661)	27,940
Provision for (benefit from) income taxes	33,097	(835)	35,597	(626)
Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566

(1) During the first quarter of 2014, the Company began using earnings before interest and income taxes as the measure to make decisions about allocating resources to segments and assessing segment performance instead of earnings before interest, income taxes, depreciation and amortization.

13. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update will be effective for Knowles in the first quarter of 2015. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Recently Adopted Accounting Standards

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	the pace and success of achieving the cost savings from our announced restructurings;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	unexpected technological obsolescence and the emergence of new technologies;
o	changes in macroeconomic and political conditions, both in the U.S. and internationally;
o	our financial performance during and after the current economic conditions;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	pricing pressure on mature products;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	our ability to comply with domestic and international laws, regulations and policies;
o	whether the restructuring of our operations globally will adversely affect our cost structure;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	competition;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	managing rapid growth;
o	managing rapid declines in customer demand for certain of our products or solutions and other related customer challenges that may occur;
o	our ability to successfully consummate acquisitions and divestitures;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing the integration of our businesses which were included in our recent spin-off from Dover Corporation;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	interruptions or intrusions to our information systems;
o	retaining key personnel;
o	our dependence on a limited number of large customers; and
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business.

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

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers, receivers and integrated audio solutions, used in several applications that serve the handset, tablet and other consumer electronic markets.

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

Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

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

	Three Months Ended June 30,
(in thousands, except per share amounts)	2014	2013
Revenues	$281,033	$296,709

Gross profit	$33,785	$101,228
Non-GAAP gross profit	$82,078	$105,666

(Loss) earnings before interest and income taxes	$(43,986)	$27,905
Adjusted earnings before interest and income taxes	$21,545	$50,481

Provision for (benefit from) income taxes	$33,097	$(835)
Non-GAAP (benefit from) provision for income taxes	$(2,486)	$3,081

Net (loss) earnings	$(78,903)	$16,671
Non-GAAP net earnings	$22,211	$35,331

Diluted (loss) earnings per share (1)	$(0.93)	$0.20
Non-GAAP diluted earnings per share	$0.26	$0.42

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

Revenues

Revenues for the second quarter of 2014 were $281.0 million, compared with $296.7 million for the second quarter of 2013, a decrease of $15.7 million or 5.3%. This was due to a decrease in Mobile Consumer Electronics revenues of $22.9 million, partially offset by an increase in Specialty Components revenues of $7.2 million. The decrease in Mobile Consumer Electronics revenues was a result of lower average selling prices on mature products, a design change at a smartphone original equipment manufacturer ("OEM") customer and lower shipments to three OEM customers in connection with their lower share of the handset market. These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share during the quarter and new product sales with higher average selling prices. The increase in Specialty Components revenues was driven by improved demand for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2014 were $230.8 million, compared with $191.4 million for the second quarter of 2013, an increase of $39.4 million or 20.6%. The increase was primarily due to fixed asset accelerated depreciation and related inventory charges of $25.8 million and production transfer costs of $4.0 million, mainly as a result of the cessation of manufacturing operations at our Vienna, Austria facility, and higher ramp up costs associated with new products. For additional information on our restructuring actions, refer to Restructuring Charges below and to Note 5. Restructuring and Related Activities to our Consolidated Financial Statements.

Restructuring Charges

On April 1, 2014, the Board of Directors authorized the cessation of manufacturing operations at our Vienna, Austria facility as part of our previously-announced plan to consolidate our manufacturing footprint (“Vienna action”). As a result of the Vienna action, which was substantially complete by the end of the second quarter of 2014, we recorded restructuring charges of $17.1 million. This included $12.6 million related to severance pay and benefits and $4.5 million related to contract termination and other costs. Of the total $17.1 million in restructuring charges, $12.5 million were classified as Cost of goods sold and $4.6 million were classified as Operating expenses.

In conjunction with this restructuring action, we also accelerated depreciation on fixed assets and recorded inventory charges of $20.4 million and incurred production transfer costs of $1.3 million bringing the total recorded costs related to the Vienna action to $38.8 million. We anticipate to incur an additional $6 to $10 million of restructuring and related charges associated with this action, primarily over the second half of 2014. This is lower than our prior estimate primarily due to lower non-cash fixed asset costs. Of the total pre-tax costs of $45 to $49 million, we expect approximately $25 to $29 million will be cash expenditures, the majority of which will be paid during the remainder of 2014. We anticipate annual savings of $25 to $30 million associated with this action beginning during the the third quarter of 2014, mainly due to reduced salary and fixed asset depreciation expenses.

In line with our previously announced plans to consolidate our manufacturing footprint, we also recorded restructuring charges of $3.6 million during the second quarter of 2014 related to other actions. These actions included programs to transfer our hearing health business and certain of our North American based capacitor business into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

For those actions discussed above and other potential actions, we expect restructuring charges of $5 to $10 million during the third quarter of 2014.

During the three months ended June 30, 2013, we recorded restructuring charges of $9.5 million related to the reduction in headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics, the migration of our U.K. based capacitor production into existing Asian manufacturing facilities, and integration of activities within the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2014 was $33.8 million, compared with $101.2 million for the second quarter of 2013, a decrease of $67.4 million or 66.6%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2014 was 12.0%, compared with 34.1% for the second quarter of 2013. The decline was primarily due to the restructuring and related charges associated with the Vienna action of $34.2 million. The decline was also due to unfavorable pricing on mature products, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from restructuring actions taken in the prior year.

Non-GAAP gross profit for the second quarter of 2014 was $82.1 million, compared with $105.7 million for the second quarter of 2013, a decrease of $23.6 million or 22.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2014 was 29.2%, as compared with 35.6% for the second quarter of 2013. The decline was primarily due to unfavorable pricing on mature products, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from restructuring actions taken in the prior year.

Research and Development Expenses

Research and development expenses for the second quarter of 2014 were $21.7 million, compared with $21.2 million for the second quarter of 2013, an increase of $0.5 million or 2.2%. Research and development expenses as a percentage of revenues for the second quarter of 2014 and 2013 were 7.7% and 7.2%, respectively.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2014 were $52.0 million, compared with $45.8 million for the second quarter of 2013, an increase of $6.2 million or 13.6%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2014 were 18.5%, compared with 15.4% for the second quarter of 2013. The increase was mainly due to increased legal expenses primarily in connection with the GoerTek intellectual property litigation. Included in selling and administrative expenses in the second quarter of 2013 were corporate allocations from our Former Parent of $6.0 million, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services. As a stand-alone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from our Former Parent. We estimate that these costs may exceed the allocated amount for full year 2013 of $23.6 million by a range of approximately $3 million to $5 million in 2014. Selling and administrative expenses are expected to be lower in the third quarter of 2014 with the sequential reduction driven primarily by the timing of legal spending.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

(Loss) earnings before interest and income taxes ("EBIT") for the second quarter of 2014 was $(44.0) million, compared with $27.9 million for the second quarter of 2013, a decrease of $71.9 million. EBIT (loss) margin (EBIT as a percentage of revenues) for the second quarter of 2014 was (15.7)%, compared with 9.4% for the second quarter of 2013. This decrease was primarily due to the restructuring and related charges associated with the Vienna action of $38.8 million, unfavorable pricing on mature products, increased legal expenses primarily in connection with the GoerTek intellectual property litigation, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Adjusted EBIT for the second quarter of 2014 was $21.5 million, compared with $50.5 million for the second quarter of 2013, a decrease of $28.9 million or 57.3%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the second quarter of 2014 was 7.7%, as compared with 17.0% for the second quarter of 2013. This decrease was primarily due to unfavorable pricing on mature products, increased legal expenses primarily in connection with the Goertek intellectual property litigation, higher ramp up costs associated with new products, and reduced fixed cost leverage within our Mobile Consumer Electronics segment. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Interest Expense, net

Interest expense, net for the second quarter of 2014 was $1.8 million, compared with $12.1 million for the second quarter of 2013, a decrease of $10.2 million or 84.9%. During the first quarter of 2014, we entered into a $500.0 million five-year credit facility and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the second quarter of 2014 relates to these borrowings. The interest expense, net during the second quarter of 2013 relates to interest expense on the net notes payable to Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the second quarter of 2014 was (72.3)%, compared with (5.3)% for the second quarter of 2013. The ETR for the second quarter of 2014 was impacted by net discrete items of $32.7 million. The discrete items recorded during the second quarter of 2014 was primarily due to the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million, partially offset by a benefit related to an additional Malaysian tax holiday of $4.4 million. The benefit from the tax holiday primarily relates to 2013; however, it was recorded in the second quarter of 2014 because that is when we received approval of the tax holiday from the relevant taxing authority. For additional information on this tax holiday, refer to Note 8. Income Taxes to our Consolidated Financial Statements.

The ETR for the second quarter of 2013 was impacted by net discrete tax items, principally the conclusion of certain international tax audits. Absent the discrete items, the ETR for the second quarter of 2014 was (0.8)%, compared with (2.8)% for the second quarter of 2013.

The non-GAAP ETR for the second quarter of 2014 was (12.6)%, compared with 8.0% for the second quarter of 2013. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holiday in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holiday, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted (loss) earnings per share were $(0.93) for the second quarter of 2014, compared with $0.20 for the second quarter of 2013. The decrease in diluted earnings per share was primarily due to restructuring and related charges associated with the Vienna action of $38.8 million, a discrete tax expense resulting from the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million and reduced revenues. This decrease was partially offset by lower interest expense and the discrete Malaysia tax holiday benefit recorded during the second quarter of 2014.

Non-GAAP diluted earnings per share for the second quarter of 2014 was $0.26, compared with $0.42 for the second quarter of 2013. Non-GAAP diluted earnings per share included $0.05 related to the discrete Malaysia tax holiday benefit recorded during the second quarter of 2014. Excluding the discrete tax benefit, the decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT, partially offset by a reduction in interest expense.

Results of Operations for the Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

	Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013
Revenues	$554,418	$572,827

Gross profit	$116,843	$195,789
Non-GAAP gross profit	$171,037	$203,208

(Loss) earnings before interest and income taxes	$(33,169)	$51,957
Adjusted earnings before interest and income taxes	$53,666	$91,464

Provision for (benefit from) income taxes	$35,597	$(626)
Non-GAAP provision for income taxes	$1,423	$5,409

Net (loss) earnings	$(71,258)	$28,566
Non-GAAP net earnings	$49,751	$62,038

Diluted (loss) earnings per share (1)	$(0.84)	$0.34
Non-GAAP diluted earnings per share	$0.58	$0.73

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

Revenues

Revenues for the six months ended June 30, 2014 were $554.4 million, compared with $572.8 million for the six months ended June 30, 2013, a decrease of $18.4 million or 3.2%. This was due to a decrease in Mobile Consumer Electronics revenues of $28.7 million, partially offset by an increase in Specialty Components revenues of $10.3 million. The decrease in Mobile Consumer Electronics revenues was a result of lower average selling prices on mature products, a design change at a smartphone OEM customer and lower shipments to three OEM customers in connection with their lower share of the handset market.  These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share year-over-year and new product sales with higher average selling prices. The increase in Specialty Components revenues was driven by improved demand for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2014 were $421.2 million, compared with $371.2 million for the six months ended June 30, 2013, an increase of $50.0 million or 13.5%. The increase was primarily due to fixed asset accelerated depreciation and related inventory charges of $26.1 million mainly associated with the Vienna action and production transfer costs of $8.5 million to support the migration of operations into new and existing Asian lower-cost manufacturing facilities. For additional information on our restructuring actions, refer to Restructuring Charges below and to Note 5. Restructuring and Related Activities to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2014, we recorded restructuring charges of $17.1 million related to the Vienna action. This included $12.6 million related to severance pay and benefits and $4.5 million related to contract termination and other costs, of which $12.5 million were classified as Cost of goods sold and $4.6 million were classified as Operating expenses. In conjunction with this restructuring action, we also accelerated depreciation on fixed assets and recorded inventory charges of $20.4 million and incurred production transfer costs of $1.3 million bringing the total recorded costs related to the Vienna action to $38.8 million.

We also recorded restructuring charges of $3.8 million during the six months ended June 30, 2014 related to other actions. These actions included programs to transfer our hearing health business and our North American based capacitor business into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

During the six months ended June 30, 2013, we recorded restructuring charges of $12.8 million related to the reduction in headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics, the migration of our U.K. based capacitor production into existing Asian manufacturing facilities, and integration of activities within the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2014 was $116.8 million, compared with $195.8 million for the six months ended June 30, 2013, a decrease of $78.9 million or 40.3%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2014 was 21.1%, compared with 34.2% for the six months ended June 30, 2013. The decline was primarily due to the restructuring and related charges associated with the Vienna action of $34.2 million. The decline was also due to unfavorable pricing on mature products, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from restructuring actions taken in the prior year.

Non-GAAP gross profit for the six months ended June 30, 2014 was $171.0 million, compared with $203.2 million for the six months ended June 30, 2013, a decrease of $32.2 million or 15.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2014 was 30.8%, as compared with 35.5% for the six months ended June 30, 2013. The decline was primarily due to unfavorable pricing on mature products, higher ramp up costs associated associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from restructuring actions taken in the prior year.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 were $40.9 million, compared with $42.2 million for the six months ended June 30, 2013, a decrease of $1.2 million or 2.9%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2014 was 7.4%, flat compared with the six months ended June 30, 2013.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2014 were $104.4 million, compared with $95.8 million for the six months ended June 30, 2013, an increase of $8.6 million or 9.0%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2014 were 18.8%, compared with 16.7% for the six months ended June 30, 2013.The increase was mainly due to increased legal expenses primarily in connection with the GoerTek intellectual property litigation, partially offset by cost savings from restructuring actions taken in the prior year. Included in selling and administrative expenses were corporate allocations from our Former Parent of $3.4 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services through the Separation date. As a stand-alone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from our Former Parent. We estimate that these costs may exceed the allocated amount for full year 2013 of $23.6 million by a range of approximately $3 million to $5 million in 2014.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

(Loss) earnings before interest and income taxes ("EBIT") for the six months ended June 30, 2014 was $(33.2) million, compared with $52.0 million for the six months ended June 30, 2013, a decrease of $85.1 million. EBIT (loss) margin (EBIT as a percentage of revenues) for the six months ended June 30, 2014 was (6.0)%, compared with 9.1% for the six months ended June 30, 2013. This decrease was primarily due to the restructuring and related charges associated with the Vienna action of $38.8 million, unfavorable pricing on mature products, increased legal expenses primarily in connection with the GoerTek intellectual property litigation, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Adjusted EBIT for the six months ended June 30, 2014 were $53.7 million, compared with $91.5 million for the six months ended June 30, 2013, a decrease of $37.8 million or 41.3%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the six months ended June 30, 2014 was 9.7%, as compared with 16.0% for the six months ended June 30, 2013. This decrease was primarily due to unfavorable pricing on mature products, increased legal expenses primarily in connection with the GoerTek intellectual property litigation, higher ramp up costs associated with new products and reduced fixed cost leverage within our Mobile Consumer Electronics segment. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2014 was $2.5 million, compared with $24.0 million for the six months ended June 30, 2013, a decrease of $21.5 million or 89.6%. During the first quarter of 2014, we entered into a $500.0 million five-year credit facility and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the six months ended June 30, 2014 relates to these borrowings. The interest expense, net during the six months ended June 30, 2013 relates to interest expense on the net notes payable to Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the six months ended June 30, 2014 was (99.8)%, compared with (2.2)% for the six months ended June 30, 2013. The ETR for the six months ended June 30, 2014 was impacted by net discrete items of $35.7 million. The discrete items recorded during the six months ended June 30, 2014 was primarily due to the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million, partially offset by a benefit related to an additional Malaysian tax holiday of $4.4 million. The benefit from the tax holiday primarily relates to 2013; however, it was recorded in the second quarter of 2014 because that is when we received approval of the tax holiday from the relevant taxing authority. For additional information on this tax holiday, refer to Note 8. Income Taxes to our Consolidated Financial Statements.

The ETR for the six months ended June 30, 2013 was impacted by net discrete tax items, principally the conclusion of certain international tax audits. Absent the discrete items, the ETR for the six months ended June 30, 2014 was 0.3%, compared with (2.8)% for the six months ended June 30, 2013.

The non-GAAP ETR for the six months ended June 30, 2014 was 2.8%, compared with 8.0% for the six months ended June 30, 2013. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss and the favorable impact of our significant tax holiday in Malaysia. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holiday, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted (loss) earnings per share were $(0.84) for the six months ended June 30, 2014, compared with $0.34 for the six months ended June 30, 2013. The decrease in diluted earnings per share was primarily due to restructuring and related charges associated with the Vienna action of $38.8 million, a discrete tax expense resulting from the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million and reduced revenues. This decrease was partially offset by lower interest expense and the discrete Malaysia tax holiday benefit recorded during the second quarter of 2014.

Non-GAAP diluted earnings per share for the six months ended June 30, 2014 was $0.58, compared with $0.73 for the six months ended June 30, 2013. Non-GAAP diluted earnings per share included $0.05 related to the discrete Malaysia tax holiday benefit recorded during the second quarter of 2014. Excluding the discrete tax benefit, the decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT, partially offset by a reduction in interest expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Gross profit	$33,785	$101,228	$116,843	$195,789
Stock-based compensation expense	288	—	288	—
Fixed asset and related inventory charges	25,799	—	26,580	490
Restructuring charges	16,417	4,041	16,417	5,864
Production transfers costs (1)	5,789	1,768	10,909	2,436
Other	—	(1,371)	—	(1,371)
Non-GAAP gross profit	$82,078	$105,666	$171,037	$203,208

Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566
Interest expense, net	1,820	12,069	2,492	24,017
Provision for (benefit from) income taxes	33,097	(835)	35,597	(626)
(Loss) earnings before interest and income taxes	(43,986)	27,905	(33,169)	51,957
Stock-based compensation expense	2,417	564	3,903	1,129
Intangibles amortization expense	10,826	12,271	21,537	23,984
Fixed asset and related inventory charges	25,799	—	26,580	490
Restructuring charges	20,700	9,517	20,943	12,832
Production transfers costs (1)	5,789	1,595	11,574	2,443
Other	—	(1,371)	2,298	(1,371)
Adjusted earnings before interest and income taxes	$21,545	$50,481	$53,666	$91,464

Provision for (benefit from) income taxes	$33,097	$(835)	$35,597	$(626)
Income tax effects of non-GAAP reconciling adjustments	35,583	(3,916)	34,174	(6,035)
Non-GAAP (benefit from) provision for income taxes	$(2,486)	$3,081	$1,423	$5,409

Net (loss) earnings	$(78,903)	$16,671	$(71,258)	$28,566
Non-GAAP reconciling adjustments	65,531	22,576	86,835	39,507
Income tax effects of non-GAAP reconciling adjustments	35,583	(3,916)	34,174	(6,035)
Non-GAAP net earnings	$22,211	$35,331	$49,751	$62,038

Non-GAAP diluted earnings per share (2)	$0.26	$0.42	$0.58	$0.73

Diluted average shares outstanding (2)	85,042,334	85,019,159	85,033,149	85,019,159
Non-GAAP adjustment (3)	755,153	—	492,478	—
Non-GAAP diluted average shares outstanding (2) (3)	85,797,487	85,019,159	85,525,627	85,019,159
(1) Production Transfer Costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in the corresponding gross profit and earnings before interest and income taxes for each period presented.
(2) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of diluted earnings per common share for all periods through December 31, 2013 was calculated using the shares distributed on February 28, 2014.
(3) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

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

Mobile Consumer Electronics

	Three Months Ended June 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$166,743		$189,655

Operating (loss) earnings	$(47,630)	(28.6)%	$27,759	14.6%
Other (income) expense, net	(95)		766
(Loss) earnings before interest and income taxes	$(47,535)	(28.5)%	$26,993	14.2%
Stock-based compensation expense	497		78
Intangibles amortization expense	8,079		8,008
Fixed asset and related inventory charges	25,799		—
Restructuring charges	18,111		4,718
Production transfer costs (1)	2,361		750
Adjusted earnings before interest and income taxes	$7,312	4.4%	$40,547	21.4%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Mobile Consumer Electronics revenues were $166.7 million for the second quarter of 2014, compared with $189.7 million for the second quarter of 2013, a decrease of $22.9 million or 12.1%. This was due to lower average selling prices on mature products, a design change at a smartphone OEM customer and lower shipments to three OEM customers in connection with their lower share of the handset market. These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share during the quarter and new product sales with higher average selling prices.

Operating (Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Mobile Consumer Electronics operating (loss) earnings were $(47.6) million for the second quarter of 2014, compared with $27.8 million for the second quarter of 2013, a decrease of $75.4 million. This decrease was primarily due to the restructuring and related charges associated with the Vienna action of $38.8 million, lower revenues, unfavorable pricing on mature products, higher ramp up costs associated with new products, reduced fixed cost leverage, and increased legal expenses primarily in connection with the GoerTek intellectual property litigation. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Mobile Consumer Electronics adjusted EBIT was $7.3 million for the second quarter of 2014, compared with $40.5 million for the second quarter of 2013, a decrease of $33.2 million. Adjusted EBIT margin for the second quarter of 2014 was 4.4%, compared with 21.4% for the second quarter of 2013. The decrease was primarily due to lower revenues, unfavorable pricing on mature products, higher ramp up costs associated with new products, reduced fixed cost leverage, and increased legal expenses primarily in connection with the GoerTek intellectual property litigation. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Specialty Components

	Three Months Ended June 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$114,300		$107,063

Operating earnings	$15,797	13.8%	$12,153	11.4%
Other expense, net	965		405
Earnings before interest and income taxes	$14,832	13.0%	$11,748	11.0%
Stock-based compensation expense	448		265
Intangibles amortization expense	2,748		4,263
Restructuring charges	2,589		4,799
Production transfer costs (1)	3,429		845
Other	—		(1,371)
Adjusted earnings before interest and income taxes	$24,046	21.0%	$20,549	19.2%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Specialty Components revenues were $114.3 million for the second quarter of 2014, compared with $107.1 million for the second quarter of 2013, an increase of $7.2 million or 6.8%. The increase in revenues was primarily due to improved demand for precision devices as a result of strength in the wireless communication infrastructure market, particularly in China.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Specialty Components operating earnings were $15.8 million for the second quarter of 2014, compared with $12.2 million for the second quarter of 2013, an increase of $3.6 million. Specialty Components adjusted EBIT was $24.0 million for the second quarter of 2014, compared with $20.5 million for the second quarter of 2013, an increase of $3.5 million. Adjusted EBIT margin for the second quarter of 2014 was 21.0% compared with 19.2% for the second quarter of 2013. The increase was primarily due to higher volumes and cost savings from restructuring actions taken in the prior year.

Segment Results of Operations for the Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Mobile Consumer Electronics

	Six Months Ended June 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$330,733		$359,426

Operating (loss) earnings	$(41,172)	(12.4)%	$47,206	13.1%
Other income, net	(489)		(183)
(Loss) earnings before interest and income taxes	$(40,683)	(12.3)%	$47,389	13.2%
Stock-based compensation expense	673		141
Intangibles amortization expense	15,711		15,696
Fixed asset and related inventory charges	26,580		490
Restructuring charges	18,111		6,916
Production transfer costs (1)	4,045		1,453
Adjusted earnings before interest and income taxes	$24,437	7.4%	$72,085	20.1%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Mobile Consumer Electronics revenues were $330.7 million for the six months ended June 30, 2014, compared with $359.4 million for the six months ended June 30, 2013, a decrease of $28.7 million or 8.0%. This was due to lower average selling prices on mature products, a design change at a smartphone OEM customer and lower shipments to three OEM customers in connection with their lower share of the handset market. These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share year-over-year and new product sales with higher average selling prices.

Operating (Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Mobile Consumer Electronics operating (loss) earnings were $(41.2) million for the six months ended June 30, 2014, compared with $47.2 million for the six months ended June 30, 2013, a decrease of $88.4 million. This decrease was primarily due to the restructuring and related charges associated with the Vienna action of $38.8 million, lower revenues, unfavorable pricing on mature products, higher ramp up costs associated with new products, reduced fixed cost leverage, and increased legal expenses primarily in connection with the GoerTek intellectual property litigation. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Mobile Consumer Electronics adjusted EBIT was $24.4 million for the six months ended June 30, 2014, compared with $72.1 million for the six months ended June 30, 2013, a decrease of $47.6 million. Adjusted EBIT margin for the six months ended June 30, 2014 was 7.4%, compared with 20.1% for the six months ended June 30, 2013. The decrease was primarily due to lower revenues, unfavorable pricing on mature products, higher ramp up costs associated with new products, reduced fixed cost leverage, and increased legal expenses primarily in connection with the GoerTek intellectual property litigation. This decrease was partially offset by cost savings from restructuring actions taken in the prior year.

Specialty Components

	Six Months Ended June 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$223,706		$213,427

Operating earnings	$32,450	14.5%	$25,480	11.9%
Other expense (income), net	1,918		(1,058)
Earnings before interest and income taxes	$30,532	13.6%	$26,538	12.4%
Stock-based compensation expense	654		528
Intangibles amortization expense	5,827		8,287
Restructuring charges	2,832		5,916
Production transfer costs (1)	7,530		991
Other	—		(1,371)
Adjusted earnings before interest and income taxes	$47,375	21.2%	$40,889	19.2%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia, primarily for speakers, hearing health products, and capacitors. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Specialty Components revenues were $223.7 million for the six months ended June 30, 2014, compared with $213.4 million for the six months ended June 30, 2013, an increase of $10.3 million or 4.8%. The increase in revenues was primarily due to improved demand for precision devices as a result of strength in the wireless communication infrastructure market, particularly in China.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Specialty Components operating earnings were $32.5 million for the six months ended June 30, 2014, compared with $25.5 million for the six months ended June 30, 2013, an increase of $7.0 million. Specialty Components adjusted EBIT was $47.4 million for the six months ended June 30, 2014, compared with $40.9 million for the six months ended June 30, 2013, an increase of $6.5 million. Adjusted EBIT margin for the six months ended June 30, 2014 was 21.2%, compared with 19.2% for the six months ended June 30, 2013. The increase was primarily due to higher volumes and cost savings from restructuring actions taken in the prior year.

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

Our cash and cash equivalents totaled $44.6 million and $105.6 million at June 30, 2014 and December 31, 2013, respectively. Of these amounts, cash held by our non-U.S. operations totaled $35.4 million and $95.0 million as of June 30, 2014 and December 31, 2013, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash flows provided by (used in):
Operating activities	$64,787	$57,526
Investing activities	(57,086)	(57,160)
Financing activities	(68,612)	2,356
Effect of exchange rate changes on cash and cash equivalents	(67)	(203)
Net (decrease) increase in cash and cash equivalents	$(60,978)	$2,519

Operating Activities

The increase in operating cash flow was primarily due to a decrease in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) generally due to increased collections and the timing of vendor payments. This decrease was partially offset by the net loss for the period.

Investing Activities

Cash used in investing activities was relatively flat as the decrease in capital expenditures was mostly offset by cash paid for a non-controlling interest in a MEMs timing device company and an increase in cash paid for legal costs incurred in the defense of our patents. The decline in capital expenditures year-over-year was primarily due to significant investments made in 2013 for the manufacturing facility in Cebu, Philippines. We expect capital expenditures to be in the range of 7.0% to 9.0% of revenues for the year ended December 31, 2014.

Financing Activities

The cash used in financing activities during the six months ended June 30, 2014 was primarily due to the cash payment to our Former Parent as a result of the Separation, partially offset by proceeds from debt. For additional information on our debt, see Note 6. Borrowings to our Consolidated Financial Statements.

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

Borrowings at June 30, 2014 consist of the following:

(in thousands)	June 30, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	7,500
Total long-term debt	$392,500

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014.

Recent Accounting Standards

See Note 13. Recent Accounting Standards to our Consolidated Financial Statements. The adoption of recent accounting standards, as included in Note 13. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2014, there were no significant changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a discussion of our exposure to market risk as of December 31, 2013, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GoerTek IP Litigation

Knowles is involved in multi-forum litigation with GoerTek, Inc. (“GoerTek”) and GoerTek Electronics, Inc. (“GoerTek USA”) regarding patents on MEMs microphone packaging and related technologies.

On June 21, 2013, Knowles Electronics, LLC (“Knowles Electronics”) filed a complaint against GoerTek and GoerTek USA in the United States International Trade Commission (“ITC”), alleging infringement of U.S. Patent Nos. 7,439,616 (’616 Patent), 8,018,049 (’049 Patent), and 8,121,331 (’331 Patent), and seeking a limited exclusion order prohibiting the importation of GoerTek and GoerTek USA’s infringing products as well as a cease and desist order prohibiting GoerTek, GoerTek USA, and related companies from sales, distribution, marketing, warehousing, or other activities directed to such infringing products. In response to this complaint, the ITC initiated Investigation No. 337-TA-888 on July 22, 2013 (“ITC Investigation”). An evidentiary hearing was held as scheduled on May 6-14, 2014. In July, however, we were informed that the target date for the completion of the ITC Investigation had been postponed to March 6, 2015 due to a staffing change at the ITC and complications in another pending investigation that is assigned to the administrative law judge presiding over the ITC Investigation.

Additionally, on June 21, 2013, Knowles Electronics filed a complaint against GoerTek and GoerTek USA in the United States District Court for the Northern District of Illinois alleging infringement of the ’616, ’049, and ’331 Patents, and seeking relief including an injunction against such infringement as well as damages, costs, and expenses. That case, Knowles Electronics, LLC v. GoerTek, Inc. and GoerTek Electronics, Inc., No. 1:13-cv-4586, is currently stayed in light of the ITC Investigation.

Subsequently, GoerTek filed validity challenges before the U.S. Patent and Trademark Office (“PTO”) to the ’616 and ’331 Patents, seeking a determination that claims of those patents are unpatentable. In response, the PTO initiated inter partes review proceedings for the ’331 Patent on March 4, 2014 (No. 2013-00523) and for the ’616 Patent on March 7, 2014 (No. 2013-00614); those proceedings remain pending. On June 20, 2014, GoerTek further filed a petition for inter partes review for the ’049 Patent, which also remains pending.

On or about July 4, 2013, GoerTek also filed lawsuits against Knowles Electronics (Suzhou) Co., Ltd. (“Knowles Suzhou”) in the Weifang Intermediate People’s Court of Shandong Province (“Weifang Court”), alleging infringement of the following Chinese patents owned by GoerTek: 201020180613.5 (’613 Patent), 201020001125.3 (’125 Patent), 201020515145.2 (’145 Patent), 200820187748.7 (’748 Patent), and 200510115448.9 (’448 Patent), seeking damages, injunctive relief, and litigation costs. In April 2014, the Weifang Court separately issued judgments against Knowles Suzhou in the lawsuits for the ’748 Patent and the ‘145 Patent, in each case specifying an injunction and awarding damages of 37 million Chinese renminbi (approximately $5.9 million) to GoerTek, both of which judgments Knowles Suzhou has appealed. We have been recently notified that the Shandong People’s High Court will hear our appeals of the lawsuits for the ’748 Patent and the ‘145 Patent on September 2, 2014. Knowles has multiple grounds for the appeal of both judgments and strong defenses to GoerTek’s claims in the lawsuits for the ’613, ’125, and ’448 Patents, which remain pending.

On or about July 22, 2013, Knowles Suzhou filed invalidation proceedings before the Patent Reexamination Board at the State Intellectual Property Office of the People’s Republic of China (“PRB”) against GoerTek’s ’613, ’125, ’145, ’748, and ’445 Patents, seeking determinations that claims of the patents are invalid. Knowles Suzhou subsequently withdrew certain of these invalidation petitions and filed certain further invalidation petitions. These invalidation proceedings remain pending, either before the PRB or on appeal to the Beijing Number One Intermediate People’s Court.

On or about April 8, 2014, Knowles Suzhou filed lawsuits against GoerTek in the Suzhou Intermediate People’s Court of Jiangsu Province, seeking declarations of the limited scope of the Weifang Court’s judgments in the ’748 and ‘145 Patent lawsuits, and non-infringement of the ’748, ’145, and ’125 patents by certain products manufactured by Knowles Suzhou. Those lawsuits remain pending.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	August 7, 2014	/s/ JOHN S. ANDERSON
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)