Form 10-Q
period 2014-09-30
Knowles Corp
filed 2014-11-05
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 29, 2014 was 85,040,539.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$300,836	$311,641	$855,254	$884,468
Cost of goods sold	243,943	192,700	665,101	563,873
Restructuring charges - cost of goods sold	4,700	955	21,117	6,819
Gross profit	52,193	117,986	169,036	313,776
Research and development expenses	21,047	19,796	61,968	61,955
Selling and administrative expenses	46,462	45,323	150,882	141,162
Restructuring charges	1,090	1,046	5,616	8,014
Operating expenses	68,599	66,165	218,466	211,131
Operating (loss) earnings	(16,406)	51,821	(49,430)	102,645
Interest expense, net	2,015	12,167	4,507	36,184
Other (income) expense, net	(2,285)	1,383	(2,140)	249
(Loss) earnings before income taxes	(16,136)	38,271	(51,797)	66,212
(Benefit from) provision for income taxes	(1,527)	(5,989)	34,071	(6,615)
Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827

Basic (loss) earnings per share (1)	$(0.17)	$0.52	$(1.01)	$0.86
Diluted (loss) earnings per share (1)	$(0.17)	$0.52	$(1.01)	$0.86

Weighted average common shares outstanding:
Basic (1)	85,047,991	85,019,159	85,038,151	85,019,159
Diluted (1)	85,047,991	85,019,159	85,038,151	85,019,159

(1) On February 28, 2014, Dover shareholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of basic and diluted earnings per common share for all periods through December 31, 2013 was calculated using the shares distributed on February 28, 2014.

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827

Other comprehensive (loss) earnings, net of tax
Foreign currency translation	(34,541)	23,358	(45,430)	13,441

Employee benefit plans:
Actuarial gains (losses) arising during period	—	265	(115)	265
Amortization or settlement of actuarial losses included in net periodic pension cost	299	50	439	144
Amortization of prior service costs included in net periodic pension cost	—	2	—	4
Total employee benefit plans	299	317	324	413

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	—	57	—	(219)
Net losses reclassified into earnings	—	53	—	62
Total cash flow hedges	—	110	—	(157)

Other comprehensive (loss) earnings, net of tax	(34,242)	23,785	(45,106)	13,697

Comprehensive (loss) earnings	$(48,851)	$68,045	$(130,974)	$86,524

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$34,295	$105,588
Receivables, net of allowances of $760 and $1,686	216,893	224,556
Inventories, net	161,237	149,168
Prepaid and other current assets	16,114	11,803
Deferred tax assets	6,619	10,708
Total current assets	435,158	501,823
Property, plant and equipment, net	321,184	360,997
Goodwill	932,384	961,916
Intangible assets, net	286,827	318,310
Other assets and deferred charges	35,977	27,070
Total assets	$2,011,530	$2,170,116

Current liabilities:
Current maturities of long-term debt	$11,250	$—
Accounts payable	168,374	143,812
Accrued compensation and employee benefits	38,916	40,918
Other accrued expenses	36,390	25,245
Federal and other taxes on income	13,173	—
Total current liabilities	268,103	209,975
Long-term debt	388,750	—
Deferred income taxes	53,051	45,891
Other liabilities	30,244	27,123
Commitments and contingencies (Note 11)

Equity:
Net Former Parent Company Investment in Knowles Corporation, prior to Separation	—	1,850,602

Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 85,040,539 shares issued at September 30, 2014	850	—
Additional paid-in capital	1,369,515	—
Accumulated deficit	(82,863)	—
Accumulated other comprehensive (loss) earnings	(16,120)	36,525
Total stockholders' equity	1,271,382	36,525
Total equity	1,271,382	1,887,127
Total liabilities and equity	$2,011,530	$2,170,116

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Net Former Parent Company Investment	Total Stockholders' Equity
Balance at December 31, 2013	$—	$—	$—	$36,525	$1,850,602	$1,887,127
Net loss	—	—	(82,863)	—	(3,005)	(85,868)
Net transfers to Former Parent Company	—	—	—	—	(471,213)	(471,213)
Separation-related adjustments	—	—	—	(7,539)	(11,794)	(19,333)
Reclassification of Net Former Parent Company Investment in connection with the Separation	—	1,364,590	—	—	(1,364,590)	—
Issuance of common stock at Separation	850	(850)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(45,106)	—	(45,106)
Common stock issued for the exercise of stock options	—	143	—	—	—	143
Stock-based compensation expense	—	5,632	—	—	—	5,632
Balance at September 30, 2014	$850	$1,369,515	$(82,863)	$(16,120)	$—	$1,271,382

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net (loss) earnings	$(85,868)	$72,827
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	118,532	98,372
Non-cash restructuring related charges	20,360	—
Stock-based compensation	6,463	1,677
Other, net	99	(9,130)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	2,700	(8,388)
Inventories, net	(15,697)	(15,337)
Prepaid and other current assets	(3,836)	(2,217)
Accounts payable	27,162	(15,077)
Accrued compensation and employee benefits	(4,237)	330
Other accrued expenses	11,969	5,285
Accrued and deferred taxes, net	17,439	(12,987)
Other non-current assets and non-current liabilities	(5,920)	(6,006)
Net cash provided by operating activities	89,166	109,349

Investing Activities
Additions to property, plant and equipment	(68,039)	(73,759)
Proceeds from the sale of property, plant and equipment	175	4,971
Capitalized patent defense costs	(14,701)	(4,662)
Other investment	(8,000)	—
Net cash used in investing activities	(90,565)	(73,450)

Financing Activities
Proceeds from debt	400,000	—
Debt issuance costs	(2,853)	—
Net proceeds from exercise of stock-based awards	143	—
Change in Former Parent Company borrowings, net	—	12,078
Net transfers (to) from Former Parent Company	(466,542)	29,875
Net cash (used in) provided by financing activities	(69,252)	41,953

Effect of exchange rate changes on cash and cash equivalents	(642)	436

Net (decrease) increase in cash and cash equivalents	(71,293)	78,288
Cash and cash equivalents at beginning of period	105,588	10,302
Cash and cash equivalents at end of period	$34,295	$88,590

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. During the three months ended March 31, 2014, the Company corrected its incentive compensation accrual to reflect the actual amounts paid for 2013 incentive compensation, which increased earnings before income taxes by $1,420 ($923 net of tax), and tax expense associated with foreign taxes due on 2012 royalty income, which decreased net earnings by $1,100. During the three months ended June 30, 2014, the Company corrected its severance accrual to include agreements executed in 2013, which decreased earnings before income taxes by $2,105 ($1,579 net of tax).  During the three months ended September 30, 2014, the Company corrected its tax expense to properly reflect Chinese withholding taxes paid on 2013 royalty income, which decreased net earnings by $1,668. These items are not material to the Consolidated Financial Statements for any impacted period. In addition, certain prior period amounts on the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations, which ceased as of the Separation date, totaled $3,368 and $16,856 during the nine months ended September 30, 2014 and 2013, respectively.

Revision of Prior Period Financial Statements - During the fourth quarter of 2013, the Company identified a classification error in the Consolidated Statements of Cash Flows whereby accrued capital expenditures and accrued patent defense costs were incorrectly classified as Additions to property, plant and equipment and Capitalized patent defense costs, respectively, within investing activities. The Consolidated Statements of Cash Flows presented herein have been revised to reflect the correction of this error. The results of this correction were an increase in net cash used in investing activities of $13,789 in the nine months ending September 30, 2013, with an offsetting increase from net cash provided by operating activities during the same period. This classification error is not considered material to the nine months ending September 30, 2013.

Related Party Transactions - Knowles made a cash payment of $400,000 to Dover immediately prior to the Separation, which is reflected in Net transfers (to) from Former Parent Company on the Consolidated Statements of Cash Flows and in Net transfers to Former Parent Company on the Consolidated Statement of Stockholders' Equity. In connection with a tax matters agreement entered into with Dover as part of the Separation, the Company had $1,685 recorded in accounts payable at September 30, 2014, which will be paid in the fourth quarter of 2014.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Separation-related Adjustments - During the nine months ended September 30, 2014, certain Separation-related adjustments were recorded in stockholders' equity, principally due to the transfer of certain pension plan liabilities from Dover upon the legal split of those plans, as well as to adjust the Company's income tax balances to reflect the Company's post-Separation stand-alone income tax positions. In addition, because the historical financial statements were derived from Dover’s accounting records, included in the Separation-related adjustments were adjustments to foreign currency translation adjustments to reflect the appropriate opening balances related to Knowles' legal entities at the Separation date.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at September 30, 2014 and 2013 were $9,892 and $9,111, respectively. In addition, legal costs incurred in the defense of the Company's patents included in accounts payable at September 30, 2014 and 2013 were $1,025 and $1,431, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Inventories, net

	September 30, 2014	December 31, 2013
Raw materials	$66,057	$55,870
Work in progress	35,816	29,886
Finished goods	92,851	92,048
Subtotal	194,724	177,804
Less reserves	(33,487)	(28,636)
Total	$161,237	$149,168

3. Property, Plant and Equipment, net

	September 30, 2014	December 31, 2013
Land	$12,098	$12,238
Buildings and improvements	105,593	85,815
Machinery, equipment and other	679,973	678,386
Subtotal	797,664	776,439
Less accumulated depreciation (1)	(476,480)	(415,442)
Total	$321,184	$360,997

(1) During the nine months ended September 30, 2014, the Company recorded accelerated depreciation on fixed assets related to shorter product life cycles at our Beijing, China facility totaling $19,553.

4. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2014:

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2013	$776,349	$185,567	$961,916
Foreign currency translation	(29,403)	(129)	(29,532)
Balance at September 30, 2014	$746,946	$185,438	$932,384

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$7,819	$1,812	$8,264	$1,503
Patents	49,129	10,919	47,543	17,549
Customer Relationships	414,258	204,494	429,429	181,232
Unpatented Technologies	65,627	64,824	65,757	64,574
Other	1,564	1,521	1,564	1,389
Total	538,397	283,570	552,557	266,247
Unamortized intangible assets:
Trademarks	32,000		32,000
Total intangible assets, net	$286,827		$318,310

Amortization expense totaled $10,633 and $11,474 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $32,170 and $35,458, respectively.

5. Restructuring and Related Activities

Vienna action
On April 1, 2014, the Board of Directors authorized the cessation of manufacturing operations at the Company's Vienna, Austria facility as part of the Company's previously-announced plan to consolidate its manufacturing footprint. This action was substantially complete by June 30, 2014. A summary of the pre-tax charge and remaining costs associated with the action is as follows:

	Total Program	Recognized as of September 30, 2014	Remaining Costs to be Recognized
Severance pay and benefits	$15,790	$14,755	$1,035
Contract termination and other costs	5,426	4,602	824
Total	$21,216	$19,357	$1,859

Of the restructuring charges incurred to date, $13,826 were classified as Cost of goods sold and $5,531 were classified as Operating expenses on the respective Restructuring charges lines on the Consolidated Statements of Earnings. These charges all relate to cash expenditures, the majority of which will be paid by the end of 2014.

In conjunction with this restructuring action, the Company also accelerated depreciation on fixed assets and recorded inventory charges related to product lines that were exited of $20,360 for the nine months ended September 30, 2014. These non-cash costs were classified as Cost of goods sold on the Consolidated Statements of Earnings.
The Company anticipates annual savings of $25,000 to $30,000 associated with this action beginning during the third quarter of 2014, mainly due to reduced salary and fixed asset depreciation expenses.
Other actions
In line with the Company's previously announced plans to consolidate its manufacturing footprint, the Company also had other actions underway during the three and nine months ended September 30, 2014 that are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. These actions included programs to transfer the Company's hearing health business and certain of its North American based capacitor business into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the consumer electronics business.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

During the three and nine months ended September 30, 2013, the restructuring charges were related to the reduction in headcount within the Company's German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics, the migration of the Company's U.K. based capacitor production into existing Asian manufacturing facilities and the integration of activities within the consumer electronics business.
The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mobile Consumer Electronics	$2,606	$351	$20,717	$7,267
Specialty Components	3,184	1,650	6,016	7,566
Total	$5,790	$2,001	$26,733	$14,833

The following table details the Company’s severance and other restructuring accrual activity:

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2013	$5,000	$534	$5,534
Restructuring charges	21,894	4,839	26,733
Payments	(14,951)	(1,198)	(16,149)
Other, including foreign currency	(210)	(269)	(479)
Balance at September 30, 2014	$11,733	$3,906	$15,639

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

	September 30, 2014	December 31, 2013
Other accrued expenses	$14,375	$5,534
Other liabilities (1)	1,264	—
Total	$15,639	$5,534

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

Borrowings at September 30, 2014 consist of the following:

September 30, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	11,250
Total long-term debt	$388,750

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The Credit Facilities include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At September 30, 2014, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At September 30, 2014, the interest rate for the Credit Facilities was 1.66%.

Interest expense and interest income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$2,022	$13,334	$4,537	$39,464
Interest income	(7)	(1,167)	(30)	(3,280)
Interest expense, net	$2,015	$12,167	$4,507	$36,184

The interest expense, net for the three and nine months ended September 30, 2013 primarily relates to interest expense on the net notes payable with Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

7. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(34,541)		$(34,541)	$23,358		$23,358
Employee benefit plans	399	(100)	299	417	(100)	317
Changes in fair value of cash flow hedges	—	—	—	169	(59)	110
Total other comprehensive (loss) earnings	$(34,142)	$(100)	$(34,242)	$23,944	$(159)	$23,785

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(45,430)		$(45,430)	$13,441		$13,441
Employee benefit plans	408	(84)	324	544	(131)	413
Changes in fair value of cash flow hedges	—	—	—	(241)	84	(157)
Total other comprehensive (loss) earnings	$(45,022)	$(84)	$(45,106)	$13,744	$(47)	$13,697

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive (loss) earnings, net of tax during the nine months ended September 30, 2014 and 2013.

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44,379	$(7,854)	$36,525
Other comprehensive loss	(45,430)	324	(45,106)
Separation-related adjustments	(7,204)	(335)	(7,539)
Balance at September 30, 2014	$(8,255)	$(7,865)	$(16,120)

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2012	$—	$11,784	$(8,019)	$3,765
Other comprehensive earnings	(157)	13,441	413	13,697
Balance at September 30, 2013	$(157)	$25,225	$(7,606)	$17,462

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

The Company's ETR was a 9.5% benefit and a 65.8% provision for the three and nine months ended September 30, 2014, respectively, and a 15.6% benefit and a 10.0% benefit for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, the ETR was impacted by discrete items totaling $1,792 and $37,501, respectively. During the three months ended September 30, 2014, the Company recorded tax expense of $1,668 related to Chinese withholding taxes paid on 2013 royalty income. During the nine months ended September 30, 2014, the Company also recorded a valuation allowance of $36,793 on certain foreign subsidiaries' net deferred tax assets, primarily related to net operating losses, as the Company believes it is more likely than not that these assets will not be realized, which was partially offset by a benefit related to an additional tax holiday in Malaysia of $4,352. This tax holiday provides a full income tax exemption on certain MEMS manufacturing income for a ten year period commencing on July 26, 2011. This tax holiday is contingent on the Company meeting specified criteria, including investment in fixed assets and research and development activities. The benefit of this tax holiday for the three and nine months ended September 30, 2014 was $0.03 and $0.09 per share, respectively. Absent the discrete items, the ETR for the three and nine months ended September 30, 2014 was a 20.6% benefit and a 6.6% benefit, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

During the nine months ended September 30, 2014, the Company’s income tax balances were adjusted to reflect the Company’s post-Separation stand-alone income tax positions, including those related to tax loss and credit carryforwards, other deferred tax assets and valuation allowances. These Separation-related adjustments resulted in a $10,066 increase to the net deferred tax liability, primarily due to a decrease in tax loss and credit carryforwards, partially offset by a decrease in the Company's valuation allowances. The increase in the net deferred tax liability was offset by a corresponding decrease in Net Former Parent Company Investment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

9. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $2,560 and $548 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, stock-based compensation expense was $6,463 and $1,677, respectively. Prior to the Separation, stock-based compensation expense was allocated to Knowles based on the portion of Dover's equity incentive program in which Knowles employees participated.

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

Stock Options

The expense related to stock options granted in the nine months ended September 30, 2014, was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. There were no significant stock options granted in the three months ended September 30, 2014.

Risk-free interest rate	1.32%	to	1.63%
Dividend yield	—%
Expected life (years)	4.5	to	5.3
Volatility	42.9%	to	49.9%
Fair value at date of grant	$10.73	to	$13.50

The following table summarizes the Company's SSAR and stock option activity for the nine months ended September 30, 2014.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	—	$—			—	$—
Converted	1,085,643	20.85			13,680	12.65
Granted	—	—			1,332,395	29.51
Exercised	(7,219)	22.17			(11,280)	12.65
Forfeited	—	—			(4,000)	29.53
Outstanding at September 30, 2014	1,078,424	$20.84	$6,107	7.0	1,330,795	$29.48	$33	6.4

Exercisable at September 30, 2014	386,308	$17.24	$3,577	5.5	2,400	$12.65	$33	0.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at September 30, 2014 was $1,343 and $13,907, respectively. This cost is expected to be recognized over a weighted-average period of 1.2 years for SSARs and 2.3 years for stock options.

RSUs

The following table summarizes the Company's RSU balances for the nine months ended September 30, 2014.

	Share units	Weighted-average grant date fair value
Outstanding at December 31, 2013	—	$—
Converted (1)	21,557	12.36
Granted	371,747	29.51
Forfeited	(1,016)	29.53
Outstanding at September 30, 2014	392,288	$28.57

(1) The weighted-average grant date fair value is equal to the fair value at the date of conversion as opposed to the fair value when originally issued under Dover's plan.

At September 30, 2014, $9,439 of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.2 years.

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

10. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted shares outstanding and amounts used in computing the respective earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827

Basic (loss) earnings per common share:
Basic weighted-average shares outstanding (1)	85,047,991	85,019,159	85,038,151	85,019,159
Basic (loss) earnings per share (1)	$(0.17)	$0.52	$(1.01)	$0.86

Diluted (loss) earnings per common share:
Basic weighted-average shares outstanding (1)	85,047,991	85,019,159	85,038,151	85,019,159
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding (1)	85,047,991	85,019,159	85,038,151	85,019,159

Diluted (loss) earnings per share (1)	$(0.17)	$0.52	$(1.01)	$0.86

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
(in thousands except share and per share amounts) (unaudited)

For the three and nine months ended September 30, 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 1,807,022 and 1,353,762, respectively.

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

In addition, the Company may, on a limited, customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At September 30, 2014 and 2013, the Company’s legal reserves were not significant.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Mobile Consumer Electronics	$182,506	$199,808	$513,239	$559,234
Specialty Components	118,339	111,846	342,045	325,273
Intra-segment eliminations	(9)	(13)	(30)	(39)
Total consolidated revenue	$300,836	$311,641	$855,254	$884,468

(Loss) earnings before interest and income taxes: (1)
Mobile Consumer Electronics	$(21,682)	$38,233	$(62,365)	$85,622
Specialty Components	20,445	21,085	50,977	47,623
Total segments	(1,237)	59,318	(11,388)	133,245
Corporate expense / other	12,884	8,880	35,902	30,849
Interest expense, net	2,015	12,167	4,507	36,184
(Loss) earnings before income taxes	(16,136)	38,271	(51,797)	66,212
(Benefit from) provision for income taxes	(1,527)	(5,989)	34,071	(6,615)
Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827

(1) During the first quarter of 2014, the Company began using earnings before interest and income taxes as the measure to make decisions about allocating resources to segments and assessing segment performance instead of earnings before interest, income taxes, depreciation and amortization.

13. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15 that requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This standard will become effective for fiscal years ending after December 15, 2016 and for all reporting periods thereafter. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard will be effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This standard will be effective for the Company in the first quarter of 2015. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts) (unaudited)

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for reporting periods beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	the pace and success of achieving the cost savings from our announced restructurings;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	unexpected technological obsolescence and the emergence of new technologies;
o	changes in macroeconomic and political conditions, both in the U.S. and internationally;
o	our financial performance during and after the current economic conditions;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	pricing pressure on mature products;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	our ability to comply with domestic and international laws, regulations and policies;
o	whether the restructuring of our operations globally will adversely affect our cost structure;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	competition;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	managing rapid growth;
o	managing rapid declines in customer demand for certain of our products or solutions and other related customer challenges that may occur;
o	our ability to successfully consummate acquisitions and divestitures;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing the integration of our businesses which were included in our recent spin-off from Dover Corporation;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	interruptions or intrusions to our information systems;
o	retaining key personnel;
o	our dependence on a limited number of large customers; and
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references to (i) “Knowles,” the “Company,” “we,” “our” or “us” refer to Knowles Corporation and its consolidated subsidiaries, after giving effect to the spin-off of Knowles from Dover Corporation, (ii) “Former Parent” or "Dover" refers to Dover Corporation and (iii) the “Separation” or the “Distribution” refer to our spin-off from our Former Parent.

Overview

On February 28, 2014, our former parent company, Dover, completed the spin-off of Knowles into an independent, publicly-traded company.

We have a leading position in MicroElectroMechanical Systems (“MEMS”) microphones, speakers and receivers which are used in mobile handsets, smartphones, tablets and other devices within the consumer electronics market. We are also a leading manufacturer of transducers used in the hearing health segment of the medical technology market and have a strong position in oscillator (timing devices) and capacitor components which serve the telecommunication infrastructure, military/space and other industrial markets.

We are organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 280 - Segment Reporting and are comprised of (i) Mobile Consumer Electronics (“MCE”) and (ii) Specialty Components (“SC”). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

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

	Three Months Ended September 30,
(in thousands, except per share amounts)	2014	2013
Revenues	$300,836	$311,641

Gross profit	$52,193	$117,986
Non-GAAP gross profit	$94,482	$121,965

(Loss) earnings before interest and income taxes	$(14,121)	$50,438
Adjusted earnings before interest and income taxes	$42,216	$67,538

Benefit from income taxes	$(1,527)	$(5,989)
Non-GAAP provision for income taxes	$7,451	$4,441

Net (loss) earnings	$(14,609)	$44,260
Non-GAAP net earnings	$32,750	$50,930

Diluted (loss) earnings per share (1)	$(0.17)	$0.52
Non-GAAP diluted earnings per share	$0.38	$0.60

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

Revenues

Revenues for the third quarter of 2014 were $300.8 million, compared with $311.6 million for the third quarter of 2013, a decrease of $10.8 million or 3.5%. This was due to a decrease in Mobile Consumer Electronics revenues of $17.3 million, partially offset by an increase in Specialty Components revenues of $6.5 million. Mobile Consumer Electronics revenues were negatively impacted by a hold on production and shipments of one new version of our MEMS microphone for a specific platform at one key original equipment manufacturer ("OEM") customer due to a low level defect. We expect this production issue to negatively impact Mobile Consumer Electronics revenues and associated margins in the near term. In addition, Mobile Consumer Electronics revenues decreased due to lower average selling prices on mature products. These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share during the quarter. The increase in Specialty Components revenues was due to broad-based demand among our hearing health customers and continued strength for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2014 were $243.9 million, compared with $192.7 million for the third quarter of 2013, an increase of $51.2 million or 26.6%. The increase was primarily due to a $15.0 million charge related to the resolution of customer claims for products no longer produced, as well as higher fixed asset accelerated depreciation and related inventory charges of $13.6 million, mainly driven by shorter product life cycles at our Beijing, China facility. The increase was also due to higher production transfer costs of $5.7 million and unfavorable fixed overhead absorption in connection with the production stoppage of the MEMS microphone that was placed on hold. These increases were partially offset by cost savings from the cessation of manufacturing operations at our Vienna, Austria facility during the second quarter of 2014 ("Vienna restructuring action").

Restructuring Charges

During the third quarter of 2014, we recorded restructuring charges of $5.8 million related to our continued actions to transfer our hearing health business into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the consumer electronics business. During the third quarter of 2013, we recorded restructuring charges of $2.0 million related to the migration of our U.K. based capacitor production into existing Asian manufacturing facilities and integration of activities within the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2014 was $52.2 million, compared with $118.0 million for the third quarter of 2013, a decrease of $65.8 million or 55.8%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2014 was 17.3%, compared with 37.9% for the third quarter of 2013. The decline was primarily due to unfavorable pricing on mature products and a $15.0 million charge related to the resolution of customer claims for products no longer produced. The decline was also due to higher fixed asset accelerated depreciation and related inventory charges of $13.6 million and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from the Vienna restructuring action.

Non-GAAP gross profit for the third quarter of 2014 was $94.5 million, compared with $122.0 million for the third quarter of 2013, a decrease of $27.5 million or 22.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2014 was 31.4%, as compared with 39.1% for the third quarter of 2013. The decline was primarily due to unfavorable pricing on mature products and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from the Vienna restructuring action.

Research and Development Expenses

Research and development expenses for the third quarter of 2014 were $21.0 million, compared with $19.8 million for the third quarter of 2013, an increase of $1.3 million or 6.3%. Research and development expenses as a percentage of revenues for the third quarter of 2014 and 2013 were 7.0% and 6.4%, respectively. The increase was due to higher level of activity related to integrated and intelligent audio solutions.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2014 were $46.5 million, compared with $45.3 million for the third quarter of 2013, an increase of $1.1 million or 2.5%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2014 were 15.4%, compared with 14.5% for the third quarter of 2013. Included in selling and administrative expenses in the third quarter of 2013 were corporate allocations from our Former Parent of $4.9 million, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services. As a stand-alone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from our Former Parent. We estimate that these costs may exceed the allocated amount for full year 2013 of $23.6 million by a range of approximately $3 million to $5 million in 2014.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

(Loss) earnings before interest and income taxes ("EBIT") for the third quarter of 2014 was $(14.1) million, compared with $50.4 million for the third quarter of 2013, a decrease of $64.6 million. The decrease was primarily due to unfavorable pricing on mature products and a $15.0 million charge related to the resolution of customer claims for products no longer produced. The decrease was also due to higher fixed asset accelerated depreciation and related inventory charges of $13.6 million and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These decreases were partially offset by higher volumes within our Specialty Components segment and cost savings from the Vienna restructuring action.

Adjusted EBIT for the third quarter of 2014 was $42.2 million, compared with $67.5 million for the third quarter of 2013, a decrease of $25.3 million or 37.5%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the third quarter of 2014 was 14.0%, as compared with 21.7% for the third quarter of 2013. The decrease was primarily due to unfavorable pricing on mature products and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These declines were partially offset by higher volumes within our Specialty Components segment and cost savings from the Vienna restructuring action.

Interest Expense, net

Interest expense, net for the third quarter of 2014 was $2.0 million, compared with $12.2 million for the third quarter of 2013, a decrease of $10.2 million or 83.4%. During the first quarter of 2014, we entered into five-year credit facilities totaling $500.0 million and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the third quarter of 2014 relates to these borrowings. The interest expense, net during the third quarter of 2013 relates to interest expense on the net notes payable to Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the third quarter of 2014 was a 9.5% benefit, compared with a 15.6% benefit for the third quarter of 2013. The ETR for the third quarter of 2014 was impacted by net discrete items of $1.8 million. The discrete items recorded during the third quarter of 2014 were primarily related to Chinese withholding taxes paid on 2013 royalty income. Absent the discrete items, the ETR for the third quarter of 2014 was a 20.6% benefit, compared with a 15.6% benefit for the third quarter of 2013. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR for the third quarter of 2014 was an 18.5% provision, compared with an 8.0% provision for the third quarter of 2013. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

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

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted (loss) earnings per share was $(0.17) for the third quarter of 2014, compared with $0.52 for the third quarter of 2013. The decrease in diluted earnings per share was primarily due to unfavorable pricing on mature products and a $15.0 million charge related to the resolution of customer claims for products no longer produced. The decrease was also due to higher fixed asset accelerated depreciation and related inventory charges of $13.6 million and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These decreases were partially offset by lower interest expense of $10.2 million.

Non-GAAP diluted earnings per share for the third quarter of 2014 was $0.38, compared with $0.60 for the third quarter of 2013. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT, partially offset by a reduction in interest expense.

Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013
Revenues	$855,254	$884,468

Gross profit	$169,036	$313,776
Non-GAAP gross profit	$265,519	$325,174

(Loss) earnings before interest and income taxes	$(47,290)	$102,396
Adjusted earnings before interest and income taxes	$95,882	$159,003

Provision for (benefit from) income taxes	$34,071	$(6,615)
Non-GAAP provision for income taxes	$8,875	$9,850

Net (loss) earnings	$(85,868)	$72,827
Non-GAAP net earnings	$82,500	$112,969

Diluted (loss) earnings per share (1)	$(1.01)	$0.86
Non-GAAP diluted earnings per share	$0.96	$1.33

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

Revenues

Revenues for the nine months ended September 30, 2014 were $855.3 million, compared with $884.5 million for the nine months ended September 30, 2013, a decrease of $29.2 million or 3.3%. This was due to a decrease in Mobile Consumer Electronics revenues of $46.0 million, partially offset by an increase in Specialty Components revenues of $16.8 million. The decrease in Mobile Consumer Electronics revenues was due to reduced shipments to three OEM customers in connection with their lower share of the handset market, lower average selling prices on mature products and a design change at a smartphone OEM customer. In addition, Mobile Consumer Electronics revenues were negatively impacted by a hold on production and shipments of one new version of our MEMS microphone for a specific platform at one key OEM customer due to a low level defect. We expect this production issue to negatively impact Mobile Consumer Electronics revenues and associated margins in the near term. The decrease in Mobile Consumer Electronics revenues were partially offset by an increase in revenues from Chinese OEM customers who gained market share year-over-year. The increase in Specialty Components revenues was driven by improved demand for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2014 were $665.1 million, compared with $563.9 million for the nine months ended September 30, 2013, an increase of $101.2 million or 18.0%. The increase was primarily due to higher fixed asset accelerated depreciation and related inventory charges of $39.7 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility as well as shorter product life cycles at our Beijing, China facility. The increase was also due to a $15.0 million charge related to the resolution of customer claims for products no longer produced and higher production transfer costs of $14.2 million to support the migration of operations into new and existing Asian lower-cost manufacturing facilities.

Restructuring Charges

During the nine months ended September 30, 2014, the Board of Directors authorized the cessation of manufacturing operations at our Vienna, Austria facility as part of our previously-announced plan to consolidate our manufacturing footprint. As a result of the Vienna restructuring action, which was substantially complete by the end of the second quarter of 2014, we recorded restructuring charges of $19.4 million. This included $14.8 million related to severance pay and benefits and $4.6 million related to contract termination and other costs. Of the total $19.4 million in restructuring charges, $13.8 million were classified as Cost of goods sold and $5.6 million were classified as Operating expenses.

In conjunction with this restructuring action, we also accelerated depreciation on fixed assets and recorded inventory charges of $20.4 million and incurred production transfer costs of $4.7 million bringing the total recorded costs related to the Vienna restructuring action to $44.5 million. We anticipate to incur an additional $2 to $4 million of restructuring and related charges associated with this action, primarily during the fourth quarter of 2014. Of the total pre-tax costs of $47 to $49 million, we expect approximately $26 to $28 million will be cash expenditures, the majority of which will be paid during 2014. We continue to anticipate annual savings of $25 to $30 million associated with this action mainly due to reduced salary and fixed asset depreciation expenses.

In line with our previously announced plans to consolidate our manufacturing footprint, we also recorded restructuring charges of $7.3 million during the nine months ended September 30, 2014 related to other actions. These actions included programs to transfer our hearing health business and certain of our North American based capacitor business into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the consumer electronics business.

During the nine months ended September 30, 2013, we recorded restructuring charges of $14.8 million related to the reduction in headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics, the migration of our U.K. based capacitor production into existing Asian manufacturing facilities, and integration of activities within the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2014 was $169.0 million, compared with $313.8 million for the nine months ended September 30, 2013, a decrease of $144.7 million or 46.1%. Gross profit margin (gross profit as a percentage of revenues) for the nine months ended September 30, 2014 was 19.8%, compared with 35.5% for the nine months ended September 30, 2013. The decline was primarily due to higher restructuring charges and fixed asset accelerated depreciation and related inventory charges of $54.0 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility, as well as unfavorable pricing on mature products. The decline was also due to a $15.0 million charge related to the resolution of customer claims for products no longer produced, higher production transfer costs of $14.2 million and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These declines were partially offset by higher volumes within our Specialty Components segment.

Non-GAAP gross profit for the nine months ended September 30, 2014 was $265.5 million, compared with $325.2 million for the nine months ended September 30, 2013, a decrease of $59.7 million or 18.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the nine months ended September 30, 2014 was 31.0%, as compared with 36.8% for the nine months ended September 30, 2013. The decline was primarily due to unfavorable pricing on mature products and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These declines were partially offset by higher volumes within our Specialty Components segment.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 and 2013 were $62.0 million. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2014 and 2013 were 7.2% and 7.0%, respectively.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2014 were $150.9 million, compared with $141.2 million for the nine months ended September 30, 2013, an increase of $9.7 million or 6.9%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2014 were 17.6%, compared with 16.0% for the nine months ended September 30, 2013. The increase was mainly due to increased legal expenses primarily in connection with the GoerTek intellectual property litigation. Included in selling and administrative expenses were corporate allocations from our Former Parent of $3.4 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services through the Separation date. As a stand-alone public company, our total costs related to such support functions may differ from the costs that were historically allocated to us from our Former Parent. We estimate that these costs may exceed the allocated amount for full year 2013 of $23.6 million by a range of approximately $3 million to $5 million in 2014.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

EBIT for the nine months ended September 30, 2014 was $(47.3) million, compared with $102.4 million for the nine months ended September 30, 2013, a decrease of $149.7 million. The decrease was primarily due to higher restructuring charges and fixed asset accelerated depreciation and related inventory charges of $51.6 million, as well as unfavorable pricing on mature products. The decrease was also due to a $15.0 million charge related to the resolution of customer claims for products no longer produced, higher production transfer costs of $14.8 million and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These decreases were partially offset by higher volumes within our Specialty Components segment.

Adjusted EBIT for the nine months ended September 30, 2014 were $95.9 million, compared with $159.0 million for the nine months ended September 30, 2013, a decrease of $63.1 million or 39.7%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the nine months ended September 30, 2014 was 11.2%, as compared with 18.0% for the nine months ended September 30, 2013. The decrease was primarily due to unfavorable pricing on mature products, the impact of lost production and shipments of the MEMS microphone that was placed on hold and increased legal expenses primarily in connection with the GoerTek intellectual property litigation. These declines were partially offset by higher volumes within our Specialty Components segment.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2014 was $4.5 million, compared with $36.2 million for the nine months ended September 30, 2013, a decrease of $31.7 million or 87.5%. During the first quarter of 2014, we entered into five-year credit facilities totaling $500.0 million and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the nine months ended September 30, 2014 relates to these borrowings. The interest expense, net during the nine months ended September 30, 2013 relates to interest expense on the net notes payable to Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the nine months ended September 30, 2014 was a 65.8% provision, compared with a 10.0% benefit for the nine months ended September 30, 2013. The ETR for the nine months ended September 30, 2014 was impacted by net discrete items of $37.5 million. The discrete items recorded during the nine months ended September 30, 2014 were primarily due to the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million, partially offset by a benefit related to an additional Malaysian tax holiday of $4.4 million. The discrete benefit from the tax holiday relates to 2013; however, it was recorded in the second quarter of 2014 because that is when we received approval for the tax holiday from the relevant taxing authority. For additional information on this tax holiday, refer to Note 8. Income Taxes to our Consolidated Financial Statements.  Absent the discrete items, the ETR for the nine months ended September 30, 2014 was a 6.6% benefit, compared with a 10.0% benefit for the nine months ended September 30, 2013. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR for the nine months ended September 30, 2014 was a 9.7% provision, compared with an 8.0% provision for the nine months ended September 30, 2013. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss and the favorable impact of our significant tax holiday in Malaysia. A significant portion of our pre-tax income is not subject to tax as a result of our tax holiday in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted (loss) earnings per share was $(1.01) for the nine months ended September 30, 2014, compared with $0.86 for the nine months ended September 30, 2013. The decrease in diluted earnings per share was primarily due to higher restructuring charges and fixed asset accelerated depreciation and related inventory charges of $51.6 million, a discrete tax expense resulting from the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million and unfavorable pricing on mature products. The decrease was also due to a charge of $15.0 million related to the resolution of customer claims for products no longer produced and the impact of lost production and shipments of the MEMS microphone that was placed on hold. These decreases were partially offset by lower interest expense of $31.7 million.

Non-GAAP diluted earnings per share for the nine months ended September 30, 2014 was $0.96, compared with $1.33 for the nine months ended September 30, 2013. Non-GAAP diluted earnings per share included $0.05 related to the discrete Malaysia tax holiday benefit recorded during the second quarter of 2014. Excluding the discrete tax benefit, the decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT, partially offset by a reduction in interest expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Gross profit	$52,193	$117,986	$169,036	$313,776
Stock-based compensation expense	235	—	523	—
Fixed asset and related inventory charges	13,938	332	40,518	822
Restructuring charges	4,700	955	21,117	6,819
Production transfer costs (1)	8,416	2,692	19,325	5,128
Other (2)	15,000	—	15,000	(1,371)
Non-GAAP gross profit	$94,482	$121,965	$265,519	$325,174

Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827
Interest expense, net	2,015	12,167	4,507	36,184
(Benefit from) provision for income taxes	(1,527)	(5,989)	34,071	(6,615)
(Loss) earnings before interest and income taxes	(14,121)	50,438	(47,290)	102,396
Stock-based compensation expense	2,560	548	6,463	1,677
Intangibles amortization expense	10,633	11,474	32,170	35,458
Fixed asset and related inventory charges	13,938	332	40,518	822
Restructuring charges	5,790	2,001	26,733	14,833
Production transfer costs (1)	8,416	2,745	19,990	5,188
Other (2)	15,000	—	17,298	(1,371)
Adjusted earnings before interest and income taxes	$42,216	$67,538	$95,882	$159,003

(Benefit from) provision for income taxes	$(1,527)	$(5,989)	$34,071	$(6,615)
Income tax effects of non-GAAP reconciling adjustments	(8,978)	(10,430)	25,196	(16,465)
Non-GAAP provision for income taxes	$7,451	$4,441	$8,875	$9,850

Net (loss) earnings	$(14,609)	$44,260	$(85,868)	$72,827
Non-GAAP reconciling adjustments	56,337	17,100	143,172	56,607
Income tax effects of non-GAAP reconciling adjustments	(8,978)	(10,430)	25,196	(16,465)
Non-GAAP net earnings	$32,750	$50,930	$82,500	$112,969

Non-GAAP diluted earnings per share (3)	$0.38	$0.60	$0.96	$1.33

Diluted average shares outstanding (3)	85,047,991	85,019,159	85,038,151	85,019,159
Non-GAAP adjustment (4)	777,283	—	588,269	—
Non-GAAP diluted average shares outstanding (3) (4)	85,825,274	85,019,159	85,626,420	85,019,159
(1) Production Transfer Costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding gross profit and earnings before interest and income taxes for each period presented.
(2) In the third quarter of 2014, Other represents a charge related to the resolution of customer claims for products no longer produced.

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

Segment Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

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

Mobile Consumer Electronics

	Three Months Ended September 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$182,506		$199,808

Operating (loss) earnings	$(22,985)	(12.6)%	$39,004	19.5%
Other (income) expense, net	(1,303)		771
(Loss) earnings before interest and income taxes	$(21,682)	(11.9)%	$38,233	19.1%
Stock-based compensation expense	541		80
Intangibles amortization expense	7,735		8,010
Fixed asset and related inventory charges	13,938		332
Restructuring charges	2,606		351
Production transfer costs (1)	5,367		933
Other (2)	15,000		—
Adjusted earnings before interest and income taxes	$23,505	12.9%	$47,939	24.0%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

(2) Other represents a charge related to the resolution of customer claims for products no longer produced.

Revenues

Mobile Consumer Electronics revenues were $182.5 million for the third quarter of 2014, compared with $199.8 million for the third quarter of 2013, a decrease of $17.3 million or 8.7%. Revenues were negatively impacted by a hold on production and shipments of one new version of our MEMS microphone for a specific platform at one key OEM customer due to a low level defect. We expect this production issue to negatively impact revenues and associated margins in the near term. In addition, revenues decreased due to lower average selling prices on mature products. These decreases were partially offset by an increase in revenues from Chinese OEM customers who gained market share during the quarter.

Operating (Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Mobile Consumer Electronics operating (loss) earnings were $(23.0) million for the third quarter of 2014, compared with $39.0 million for the third quarter of 2013, a decrease of $62.0 million. The decrease was primarily due to unfavorable pricing on mature products and a $15.0 million charge related to the resolution of customer claims for products no longer produced. The decrease was also due to higher fixed asset accelerated depreciation and related inventory charges of $13.6 million, mainly driven by shorter product life cycles at our Beijing, China facility, as well as lost production and shipments of the MEMS microphone that was placed on hold. These decreases were partially offset by cost savings from the Vienna restructuring action.

Mobile Consumer Electronics adjusted EBIT was $23.5 million for the third quarter of 2014, compared with $47.9 million for the third quarter of 2013, a decrease of $24.4 million. Adjusted EBIT margin for the third quarter of 2014 was 12.9%, compared with 24.0% for the third quarter of 2013. The decrease was primarily due to unfavorable pricing on mature products and the impact of lost production and shipments of the MEMS microphone that was placed on hold. This decrease was partially offset by cost savings from the Vienna restructuring action.

Specialty Components

	Three Months Ended September 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$118,339		$111,846

Operating earnings	$18,248	15.4%	$21,335	19.1%
Other (income) expense, net	(2,197)		250
Earnings before interest and income taxes	$20,445	17.3%	$21,085	18.9%
Stock-based compensation expense	471		153
Intangibles amortization expense	2,898		3,465
Restructuring charges	3,184		1,650
Production transfer costs (1)	3,048		1,812
Adjusted earnings before interest and income taxes	$30,046	25.4%	$28,165	25.2%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Specialty Components revenues were $118.3 million for the third quarter of 2014, compared with $111.8 million for the third quarter of 2013, an increase of $6.5 million or 5.8%. The increase in revenues was due to broad-based demand among our hearing health customers and continued strength for precision devices, due primarily to strength in the wireless communication infrastructure market, particularly in China.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Specialty Components operating earnings were $18.2 million for the third quarter of 2014, compared with $21.3 million for the third quarter of 2013, a decrease of $3.1 million. Specialty Components adjusted EBIT was $30.0 million for the third quarter of 2014, compared with $28.2 million for the third quarter of 2013, an increase of $1.9 million. Adjusted EBIT margin for the third quarter of 2014 was 25.4% compared with 25.2% for the third quarter of 2013. The increase was primarily due to cost reduction initiatives.

Segment Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Mobile Consumer Electronics

	Nine Months Ended September 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$513,239		$559,234

Operating (loss) earnings	$(64,157)	(12.5)%	$86,210	15.4%
Other (income) expense, net	(1,792)		588
(Loss) earnings before interest and income taxes	$(62,365)	(12.2)%	$85,622	15.3%
Stock-based compensation expense	1,214		220
Intangibles amortization expense	23,446		23,706
Fixed asset and related inventory charges	40,518		822
Restructuring charges	20,717		7,267
Production transfer costs (1)	9,412		2,385
Other (2)	15,000		—
Adjusted earnings before interest and income taxes	$47,942	9.3%	$120,022	21.5%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

(2) Other represents a charge related to the resolution of customer claims for products no longer produced.

Revenues

Mobile Consumer Electronics revenues were $513.2 million for the nine months ended September 30, 2014, compared with $559.2 million for the nine months ended September 30, 2013, a decrease of $46.0 million or 8.2%. The decrease was due to reduced shipments to three OEM customers in connection with their lower share of the handset market, lower average selling prices on mature products and a design change at a smartphone OEM customer. In addition, revenues were negatively impacted by a hold on production and shipments of one new version of our MEMS microphone for a specific platform at one key OEM customer due to a low level defect. We expect this production issue to negatively impact revenues and associated margins in the near term. The decrease in revenues were partially offset by an increase in revenues from Chinese OEM customers who gained market share year-over-year.

Operating (Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Mobile Consumer Electronics operating (loss) earnings were $(64.2) million for the nine months ended September 30, 2014, compared with $86.2 million for the nine months ended September 30, 2013, a decrease of $150.4 million. This decrease was primarily due to higher restructuring charges and fixed asset accelerated depreciation and related inventory charges of $53.1 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility, as well as unfavorable pricing on mature products. The decrease was also due to a $15.0 million charge related to the resolution of customer claims for products no longer produced, the impact of lost production and shipments of the MEMS microphone that was placed on hold and increased legal expenses primarily in conjunction with the GoerTek intellectual property litigation.

Mobile Consumer Electronics adjusted EBIT was $47.9 million for the nine months ended September 30, 2014, compared with $120.0 million for the nine months ended September 30, 2013, a decrease of $72.1 million. Adjusted EBIT margin for the nine months ended September 30, 2014 was 9.3%, compared with 21.5% for the nine months ended September 30, 2013. The decrease was primarily due to unfavorable pricing on mature products, the impact of lost production and shipments of the MEMS microphone that was placed on hold and increased legal expenses primarily in conjunction with the GoerTek intellectual property litigation.

Specialty Components

	Nine Months Ended September 30,
(in thousands)	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$342,045		$325,273

Operating earnings	$50,698	14.8%	$46,815	14.4%
Other income, net	(279)		(808)
Earnings before interest and income taxes	$50,977	14.9%	$47,623	14.6%
Stock-based compensation expense	1,125		680
Intangibles amortization expense	8,725		11,752
Restructuring charges	6,016		7,566
Production transfer costs (1)	10,578		2,803
Other	—		(1,371)
Adjusted earnings before interest and income taxes	$77,421	22.6%	$69,053	21.2%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

Specialty Components revenues were $342.0 million for the nine months ended September 30, 2014, compared with $325.3 million for the nine months ended September 30, 2013, an increase of $16.8 million or 5.2%. The increase in revenues was primarily due to improved demand for precision devices as a result of strength in the wireless communication infrastructure market, particularly in China.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

Specialty Components operating earnings were $50.7 million for the nine months ended September 30, 2014, compared with $46.8 million for the nine months ended September 30, 2013, an increase of $3.9 million. Specialty Components adjusted EBIT was $77.4 million for the nine months ended September 30, 2014, compared with $69.1 million for the nine months ended September 30, 2013, an increase of $8.4 million. Adjusted EBIT margin for the nine months ended September 30, 2014 was 22.6%, compared with 21.2% for the nine months ended September 30, 2013. The increase was primarily due to higher volumes and cost savings from restructuring actions taken in the prior year.

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

Our cash and cash equivalents totaled $34.3 million and $105.6 million at September 30, 2014 and December 31, 2013, respectively. Of these amounts, cash held by our non-U.S. operations totaled $31.5 million and $95.0 million as of September 30, 2014 and December 31, 2013, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash flows provided by (used in):
Operating activities	$89,166	$109,349
Investing activities	(90,565)	(73,450)
Financing activities	(69,252)	41,953
Effect of exchange rate changes on cash and cash equivalents	(642)	436
Net (decrease) increase in cash and cash equivalents	$(71,293)	$78,288

Operating Activities

The decrease in cash provided by operating activities was primarily driven by the impact of lower revenue levels as well as higher cash payments related to production transfer costs and restructuring activities during the nine months ended September 30, 2014. These decreases were partially offset by an increase in payables, which was generally due to the timing of vendor payments.

Investing Activities

Cash used in investing activities increased due to higher cash payments for legal costs incurred in the defense of our patents of $10.0 million, primarily related to legal expenses incurred during the first half of 2014 in connection with the GoerTek intellectual property litigation. The increase was also due to cash paid to acquire a non-controlling interest in a MEMS timing device company of $8.0 million.

We expect capital expenditures to be in the range of 7.0% to 9.0% of revenues for the year ended December 31, 2014.

Financing Activities

The cash used in financing activities during the nine months ended September 30, 2014 was primarily due to the cash payment to our Former Parent as a result of the Separation, partially offset by proceeds from debt. For additional information on our debt, see Note 6. Borrowings to our Consolidated Financial Statements.

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

Borrowings at September 30, 2014 consist of the following:

(in thousands)	September 30, 2014
Term Loan	$300,000
Revolving Credit Facility	100,000
Total	400,000
Less: current maturities	11,250
Total long-term debt	$388,750

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2014, there were no significant changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a discussion of our exposure to market risk as of December 31, 2013, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 21, 2013, Knowles Electronics, LLC (“Knowles Electronics”) filed a complaint against GoerTek and GoerTek USA in the United States International Trade Commission (“ITC”), alleging infringement of U.S. Patent Nos. 7,439,616 (’616 Patent), 8,018,049 (’049 Patent), and 8,121,331 (’331 Patent), and seeking a limited exclusion order prohibiting the importation of GoerTek and GoerTek USA’s infringing products, as well as a cease and desist order prohibiting GoerTek, GoerTek USA, and related companies from sales, distribution, marketing, warehousing, or other activities directed to such infringing products. In response to this complaint, the ITC initiated Investigation No. 337-TA-888 on July 22, 2013 (“ITC Investigation”).

On August 29, 2014, the Administrative Law Judge assigned to the ITC Investigation issued an Initial Determination which found that GoerTek directly infringed all three of Knowles asserted patents and further induced and contributed to the infringement of one of the asserted patents.  The Judge also found that none of the asserted patents were invalid. The Judge further recommended that the ITC issue an exclusion order barring importation of infringing GoerTek-branded microphone packages as well as products containing such infringing microphones that are manufactured and imported by GoerTek.  The ITC will decide by November 6, 2014 whether it will review any of the findings included in the Initial Determination. The ITC normally issues its Final Determination within approximately four months of the Initial Determination.

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
On or about July 4, 2013, GoerTek also filed lawsuits against Knowles Electronics (Suzhou) Co., Ltd. (“Knowles Suzhou”) in the Weifang Intermediate People’s Court of Shandong Province (“Weifang Court”), alleging infringement of the following Chinese patents owned by GoerTek: 201020180613.5 (’613 Patent), 201020001125.3 (’125 Patent), 201020515145.2 (’145 Patent), 200820187748.7 (’748 Patent), and 200510115448.9 (’448 Patent), seeking damages, injunctive relief, and litigation costs. In April 2014, the Weifang Court separately issued judgments against Knowles Suzhou in the lawsuits for the ’748 Patent and the ‘145 Patent, in each case specifying an injunction and awarding damages of 37 million Chinese renminbi (approximately $5.9 million) to GoerTek, both of which judgments Knowles Suzhou has appealed. In August 2014, Knowles Suzhou and GoerTek jointly requested the Shandong People’s High Court to stay any proceedings on Knowles Suzhou’s appeal until early October 2014.  The Shandong People’s High Court has not yet set a hearing date. Knowles has multiple grounds for the appeal of both judgments and strong defenses to GoerTek’s claims in the lawsuits for the ’613, ’125, and ’448 Patents, which remain pending.

On or about July 22, 2013, Knowles Suzhou filed invalidation proceedings before the Patent Reexamination Board at the State Intellectual Property Office of the People’s Republic of China (“PRB”) against GoerTek’s ’613, ’125, ’145, ’748, and ’448 Patents, seeking determinations that claims of the patents are invalid. Knowles Suzhou subsequently withdrew certain of these invalidation petitions and filed certain further invalidation petitions.
In September and October 2014, the Beijing No. 1 Intermediate Court upheld the decisions of the PRB which denied Knowles Suzhou’s invalidity challenges to GoerTek’s’613, ’748, and’448 Patent patents.  Knowles Suzhou either has appealed or intends to appeal the Court’s decision in these matters with the appropriate appellate courts in China.

On October 2, 2014, the Patent Trial and Appeal Board of the U.S. Patent and Trademark office held oral hearings in the inter partes review proceedings requested by GoerTek with respect to Knowles’s U.S. Patent Nos. 7,439,616 (’616 Patent) and 8,121,331 (’331 Patent); the parties await the Patent Trial and Appeal Board’s decisions in those matters.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	November 5, 2014	/s/ JOHN S. ANDERSON
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)