Form 10-Q
period 2015-03-31
Knowles Corp
filed 2015-05-06
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 29, 2015 was 85,111,493.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$238.6	$273.4
Cost of goods sold	185.4	190.3
Restructuring charges - cost of goods sold	(0.6)	—
Gross profit	53.8	83.1
Research and development expenses	19.6	19.2
Selling and administrative expenses	45.7	52.5
Restructuring charges	0.3	0.2
Operating expenses	65.6	71.9
Operating (loss) earnings	(11.8)	11.2
Interest expense	2.4	0.7
Other (income) expense, net	(1.9)	0.4
(Loss) earnings before income taxes	(12.3)	10.1
Provision for income taxes	3.5	2.5
Net (loss) earnings	$(15.8)	$7.6

Basic (loss) earnings per share	$(0.19)	$0.09
Diluted (loss) earnings per share	$(0.19)	$0.09

Weighted average common shares outstanding:
Basic	85,107,579	85,023,862
Diluted	85,107,579	85,126,796

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) earnings	$(15.8)	$7.6

Other comprehensive loss, net of tax
Foreign currency translation	(51.4)	(1.6)

Employee benefit plans:
Actuarial losses arising during period	—	(0.1)
Amortization or settlement of actuarial losses included in net periodic pension cost	0.1	—
Net change in employee benefit plans	0.1	(0.1)

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(0.7)	—
Total cash flow hedges	(0.7)	—

Other comprehensive loss, net of tax	(52.0)	(1.7)

Comprehensive (loss) earnings	$(67.8)	$5.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$38.6	$55.2
Receivables, net of allowances of $0.8 and $0.8	207.4	236.3
Inventories, net	170.1	162.0
Prepaid and other current assets	10.7	10.7
Deferred tax assets	11.3	9.8
Total current assets	438.1	474.0
Property, plant and equipment, net	303.3	315.9
Goodwill	880.0	914.7
Intangible assets, net	248.9	270.3
Other assets and deferred charges	24.0	23.6
Total assets	$1,894.3	$1,998.5

Current liabilities:
Current maturities of long-term debt	$18.8	$15.0
Accounts payable	157.3	172.1
Accrued compensation and employee benefits	28.1	38.7
Other accrued expenses	44.1	48.8
Federal and other taxes on income	15.1	14.0
Total current liabilities	263.4	288.6
Long-term debt	377.5	385.0
Deferred income taxes	44.2	49.2
Other liabilities	38.2	39.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 85,111,493 and 85,061,449 shares issued at March 31, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	1,375.2	1,372.6
Accumulated deficit	(99.8)	(84.0)
Accumulated other comprehensive loss	(105.3)	(53.3)
Total stockholders' equity	1,171.0	1,236.2
Total liabilities and stockholders' equity	$1,894.3	$1,998.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	$0.9	$1,372.6	$(84.0)	$(53.3)	$1,236.2
Net loss	—	—	(15.8)	—	(15.8)
Other comprehensive loss, net of tax	—	—	—	(52.0)	(52.0)
Stock-based compensation expense	—	3.0	—	—	3.0
Employee taxes related to vesting of stock-based awards	—	(0.4)	—	—	(0.4)
Balance at March 31, 2015	$0.9	$1,375.2	$(99.8)	$(105.3)	$1,171.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net (loss) earnings	$(15.8)	$7.6
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	32.5	33.4
Stock-based compensation	3.0	1.5
Other, net	(0.7)	2.4
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	25.2	34.5
Inventories, net	(10.1)	(6.0)
Prepaid and other current assets	(0.2)	(3.2)
Accounts payable	(9.4)	(9.7)
Accrued compensation and employee benefits	(10.0)	(14.4)
Other accrued expenses	(4.1)	(1.8)
Accrued and deferred taxes, net	(2.2)	(1.0)
Other non-current assets and non-current liabilities	(1.4)	(0.1)
Net cash provided by operating activities	6.8	43.2

Investing Activities
Additions to property, plant and equipment	(17.7)	(23.9)
Capitalized patent defense costs	(0.6)	(4.4)
Net cash used in investing activities	(18.3)	(28.3)

Financing Activities
Repayment of debt	(3.8)	—
Proceeds from debt	—	400.0
Debt issuance costs	—	(2.9)
Payments of capital lease obligations	(0.4)	—
Payments for employee tax obligations upon vesting of stock-based awards	(0.4)	—
Net transfers to Former Parent Company	—	(465.9)
Net cash used in financing activities	(4.6)	(68.8)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.3)

Net decrease in cash and cash equivalents	(16.6)	(54.2)
Cash and cash equivalents at beginning of period	55.2	105.6
Cash and cash equivalents at end of period	$38.6	$51.4
See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - On February 28, 2014, the spin-off of Knowles Corporation from Dover Corporation ("Dover" or "Former Parent") into an independent, publicly-traded company (the "Separation") was completed. For more information regarding the Separation, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on February 25, 2015. References to “Knowles,” “the Company,” “we,” “our” and “us” refer to Knowles Corporation and its consolidated subsidiaries.

The Company is a market leader and global supplier of advanced micro-acoustic solutions and specialty components serving the mobile communications, consumer electronics, medical technology, military, aerospace and industrial markets. The Company has a leading position in micro-electro-mechanical systems ("MEMS") microphones, speakers and receivers which are used in smartphones, tablets and mobile handsets. The Company is also a leading manufacturer of transducers used in hearing aids and other medical devices and has a strong position in oscillators (timing devices) and capacitor components which enable various types of communication.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. Certain prior period amounts on the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses were allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the previously employed expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations, which ceased as of the Separation date, totaled $3.4 million during the three months ended March 31, 2014.

Related Party Transactions - Knowles made a cash payment of $400.0 million to Dover immediately prior to the Separation, which is reflected in Net transfers to Former Parent Company on the Consolidated Statements of Cash Flows.

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

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at March 31, 2015 and 2014 were $7.8 million and $4.3 million, respectively. In addition, legal costs incurred in the defense of the Company's patents included in accounts payable at March 31, 2015 and 2014 were $0.2 million and $4.4 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Inventories, net

The following table details the major components of inventories, net (in millions):

	March 31, 2015	December 31, 2014
Raw materials	$74.1	$69.9
Work in progress	39.5	35.8
Finished goods	95.4	92.2
Subtotal	209.0	197.9
Less reserves	(38.9)	(35.9)
Total	$170.1	$162.0

3. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net (in millions):

	March 31, 2015	December 31, 2014
Land	$11.8	$11.9
Buildings and improvements	113.0	112.8
Machinery, equipment and other	657.1	657.6
Subtotal	781.9	782.3
Less accumulated depreciation	(478.6)	(466.4)
Total	$303.3	$315.9

4. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2015 (in millions):

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2014	$729.1	$185.6	$914.7
Foreign currency translation	(34.9)	0.2	(34.7)
Balance at March 31, 2015	$694.2	$185.8	$880.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows (in millions):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$7.0	$1.9	$7.5	$1.9
Patents	50.3	13.7	50.0	12.3
Customer Relationships	387.6	213.2	404.6	210.3
Unpatented Technologies	65.4	64.7	65.5	64.8
Other	1.6	1.5	1.6	1.6
Total	511.9	295.0	529.2	290.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$248.9		$270.3

Amortization expense totaled $10.0 million and $10.7 million for the three months ended March 31, 2015 and 2014, respectively.

5. Restructuring and Related Activities

The following table details restructuring charges incurred by reportable segment for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Mobile Consumer Electronics	$0.4	$—
Specialty Components (1)	(0.7)	0.2
Total	$(0.3)	$0.2
(1) During the three months ended March 31, 2015, the Company reversed a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure.

The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2014	$10.9	$3.0	$13.9
Restructuring charges	(0.5)	0.2	(0.3)
Payments	(3.8)	(0.6)	(4.4)
Other, including foreign currency	(0.4)	(0.3)	(0.7)
Balance at March 31, 2015	$6.2	$2.3	$8.5

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet (in millions):

	March 31, 2015	December 31, 2014
Other accrued expenses	$8.1	$13.0
Other liabilities (2)	0.4	0.9
Total	$8.5	$13.9

(2) This represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Borrowings

Borrowings consist of the following (in millions):

	March 31, 2015	December 31, 2014
$300.0 million term loan due January 2019	$296.3	$300.0
$350.0 million revolving credit facility due January 2019	100.0	100.0
Total	396.3	400.0
Less: current maturities	18.8	15.0
Total long-term debt	$377.5	$385.0

The $350.0 million five-year senior secured revolving credit facility, as well as a $300.0 million five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At March 31, 2015, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 1.93% and 1.66% for the three months ended March 31, 2015 and 2014, respectively. The weighted-average commitment fee on the revolving line of credit was 0.30% and 0.25% for the three months ended March 31, 2015 and 2014, respectively. Interest expense totaled $2.4 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

The fair value of the Company's interest rate swap, which will convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments starting in January 2016 and ending in July 2018, was a $1.3 million liability as of March 31, 2015.

7. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(51.4)	$—	$(51.4)	$(1.6)	$—	$(1.6)
Employee benefit plans	0.2	(0.1)	0.1	(0.2)	0.1	(0.1)
Changes in fair value of cash flow hedges	(1.1)	0.4	(0.7)	—	—	—
Total other comprehensive loss	$(52.3)	$0.3	$(52.0)	$(1.8)	$0.1	$(1.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2015 and 2014 (in millions).

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive loss	(0.7)	(51.4)	0.1	(52.0)
Balance at March 31, 2015	$(0.9)	$(92.8)	$(11.6)	$(105.3)

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44.4	$(7.9)	$36.5
Other comprehensive loss	(1.6)	(0.1)	(1.7)
Separation-related adjustments	(7.2)	(0.3)	(7.5)
Balance at March 31, 2014	$35.6	$(8.3)	$27.3

8. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holidays in Malaysia and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR was a 28.5% provision and a 24.8% provision for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the ETR was impacted by discrete items totaling $2.7 million, which were mainly driven by a valuation allowance of $2.0 million on certain deferred tax assets in the United States as the Company believes it is more likely than not that these assets will not be realized. During the three months ended March 31, 2014, the ETR was impacted by discrete items totaling $3.0 million, which were mainly driven by a tax expense of $1.6 million on a previously deferred tax gain that was triggered as a result of a reorganization transaction associated with the Separation and a tax expense of $1.1 million associated with foreign taxes due on 2012 royalty income. Absent the discrete items, the ETR for the three months ended March 31, 2015 and 2014 was a 6.5% provision and a 5.0% benefit, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. If the Company fails to satisfy such conditions, the Company's ETR may be materially adversely impacted. The benefit of these incentives for the three months ended March 31, 2015 was approximately $2.3 million or $0.03 per share.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2014, the Company's income tax balances were adjusted to reflect the Company's post-Separation stand-alone income tax positions, including those related to tax loss and credit carryforwards, other deferred tax assets and valuation allowances. These Separation-related adjustments resulted in a $10.1 million increase to the net deferred tax liability, primarily due to a decrease in tax loss and credit carryforwards, partially offset by a decrease in the Company's valuation allowances. The increase in the net deferred tax liability was offset by a corresponding decrease in Net Former Parent Company Investment.

9. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $3.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

The expense related to stock options granted in the three months ended March 31, 2015 and 2014 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.44%	1.32%	to	1.63%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5	to	5.3
Volatility	42.4%	44.4%	to	49.9%
Fair value at date of grant	$6.59	$11.25	to	$13.50

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2015 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	1,064,383	$20.81			1,327,990	$29.31
Granted	—	—			1,693,464	17.91
Exercised	—	—			(2,100)	12.65
Expired	—	—			(300)	12.65
Outstanding at March 31, 2015	1,064,383	$20.81	$1.3	6.5	3,019,054	$22.93	$2.3	6.5

Exercisable at March 31, 2015	725,120	$19.36	$1.3	5.9	207,527	$29.53	$—	5.9

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at March 31, 2015 was $0.7 million and $22.2 million, respectively. This cost is expected to be recognized over a weighted-average period of 0.9 years for SSARs and 1.9 years for stock options.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the three months ended March 31, 2015.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2014	390,939	$28.41
Granted	300,963	17.91
Vested	(62,318)	26.00
Unvested at March 31, 2015	629,584	$23.63

At March 31, 2015, $12.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.9 years.

10. Earnings per Share

Basic and diluted earnings per share was computed as follows (in millions except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net (loss) earnings	$(15.8)	$7.6

Basic (loss) earnings per common share:
Basic weighted-average shares outstanding	85,107,579	85,023,862
Basic (loss) earnings per share	$(0.19)	$0.09

Diluted (loss) earnings per common share:
Basic weighted-average shares outstanding	85,107,579	85,023,862
Dilutive effect of stock-based awards	—	102,934
Diluted weighted-average shares outstanding	85,107,579	85,126,796
Diluted (loss) earnings per share	$(0.19)	$0.09

For the three months ended March 31, 2015 and 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above were 2,524,261 and 386,824, respectively.

11. Commitments and Contingent Liabilities

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At March 31, 2015 and 2014, the Company’s legal reserves were not significant.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
Mobile Consumer Electronics	$134.7	$164.0
Specialty Components	103.9	109.4
Total consolidated revenue	$238.6	$273.4

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(12.0)	$6.8
Specialty Components	12.7	15.7
Total segments	0.7	22.5
Corporate expense / other	10.6	11.7
Interest expense	2.4	0.7
(Loss) earnings before income taxes	(12.3)	10.1
Provision for income taxes	3.5	2.5
Net (loss) earnings	$(15.8)	$7.6

13. Recent Accounting Standards

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This standard will be effective for the Company in the first quarter of 2016 and the guidance is required to be applied retrospectively to all prior periods presented. The Company does not expect the new guidance to have a material impact on its Consolidated Balance Sheets.

In August 2014, the FASB issued ASU 2014-15 that requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This standard will become effective for fiscal years ending after December 15, 2016 and for all reporting periods thereafter. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

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
(unaudited)

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This standard is effective for disposals (or classifications as held for sale) of components of an entity that occur within reporting periods beginning on or after December 15, 2014. The Company adopted this guidance effective January 1, 2015. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

14. Subsequent Event

On April 29, 2015, the Company entered into an agreement to acquire Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Under the terms of the transaction, the Company will pay approximately $5.00 per share, comprised of $2.50 in cash and $2.50 in Knowles common stock. The transaction values Audience at an enterprise value of approximately $85 million, net of Audience’s cash balance of $44 million at March 31, 2015. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The Company expects to fund the cash portion of the transaction through existing cash and a draw down from existing credit lines. The Company has entered into an amendment to its existing credit agreement to modify specific terms and conditions, including the definition of certain covenants, to permit the acquisition. The effectiveness of the amendment is conditioned on, among other things, the closing of the transaction and payment of an amendment fee. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the tender of a majority of outstanding shares of Audience’s common stock, and is expected to occur in the third quarter of 2015.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	our dependence on a limited number of large customers;
o	our ability to introduce new or enhanced products with higher margins to offset declining average selling prices;
o	our ability to qualify our products and facilities with customers;
o	managing new product ramps and introductions for our customers;
o	our ability to successfully consummate acquisitions and divestitures and realize synergies;
o	the pace and success of achieving the cost savings from our announced restructurings;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventory in advance of anticipated orders by customers;
o	macroeconomic and political conditions, both in the United States and internationally;
o	risks associated with impairment of our goodwill;
o	our ability to repatriate or access cash and cash equivalents located outside the United States;
o	fluctuations in our effective tax rate;
o	the level of our indebtedness;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	retaining key personnel;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	fluctuations in our stock's market price;
o	managing rapid growth;
o	risks associated with international sales and operations;
o	managing rapid declines in customer demand for certain of our products or solutions;
o	delays in customer product introductions and other related customer challenges that may occur;
o	fluctuations in operating results and cash flows;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing the integration of our businesses which were included in our recent spin-off from Dover Corporation; and
o
business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business, fluctuations in demand by our telecom and other customers.

A more complete description of these risks, uncertainties and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, risks and uncertainties related to the transaction with Audience, Inc. ("Audience") include: uncertainties as to the timing of the offer and the proposed merger; uncertainties as to how many of the holders of shares of common stock of Audience will tender their shares into the offer; the possibility that various closing conditions for the offer or the proposed merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the offer or the proposed merger; the effects of disruption from the offer or the proposed merger making it more difficult for us to maintain relationships with employees (including potential difficulties in employee retention), collaboration parties, other business partners or governmental entities; legal proceedings that may be instituted against us and others following announcement of the business combination; other business effects, including the effects of industrial, economic or political conditions outside of the our control; transaction costs; actual or contingent liabilities; and other risks and uncertainties discussed in other documents filed with the Securities and Exchange Commission ("SEC") by us, as well as the Schedule TO to be filed with the SEC by us. We do not undertake to update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

On February 28, 2014, the spin-off of Knowles Corporation from Dover Corporation ("Former Parent" or "Dover") into an independent, publicly traded company (the "Separation") was completed. References to "Knowles," the "Company," "we," "our" or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

On April 29, 2015, we entered into an agreement to acquire Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Under the terms of the transaction, we will pay approximately $5.00 per share, comprised of $2.50 in cash and $2.50 in Knowles common stock. The transaction values Audience at an enterprise value of approximately $85 million, net of Audience’s cash balance of $44 million at March 31, 2015. We expect to fund the cash portion of the transaction through existing cash and a draw down from existing credit lines. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and the tender of a majority of outstanding shares of Audience’s common stock, and is expected to occur in the third quarter of 2015.

Results of Operations

Prior to the Separation on February 28, 2014, our historical financial statements and segment information were prepared on a stand-alone basis and were derived from Dover's consolidated financial statements and accounting records. Accordingly, our financial statements prior to February 28, 2014 are presented herein on a consolidated basis and reflect our results of operations, financial position and cash flows of our business operated as part of Dover prior to the Separation, in conformity with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows in the future, or what our results of operations, financial position and cash flows would have been had Knowles been a stand-alone company during all the periods presented.

Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Revenues	$238.6	$273.4

Gross profit	$53.8	$83.1
Non-GAAP gross profit	$58.8	$89.0

(Loss) earnings before interest and income taxes	$(9.9)	$10.8
Adjusted earnings before interest and income taxes	$8.6	$32.1

Provision for income taxes	$3.5	$2.5
Non-GAAP provision for income taxes	$1.3	$3.9

Net (loss) earnings	$(15.8)	$7.6
Non-GAAP net earnings	$4.9	$27.5

Diluted (loss) earnings per share	$(0.19)	$0.09
Non-GAAP diluted earnings per share	$0.06	$0.32

Revenues

Revenues for the first quarter of 2015 were $238.6 million, compared with $273.4 million for the first quarter of 2014, a decrease of $34.8 million or 12.7%. This was due to a decrease in MCE and SC revenues of $29.3 million and $5.5 million, respectively. MCE revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to two customers. There was a decrease in shipments to one OEM customer in connection with their lower share of the handset market. In addition, there was a hold on production and shipments of one new version of our MEMS microphone for a specific platform at another key OEM customer due to a low level defect for which shipments resumed late in the first quarter of 2015. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share during the quarter. The decrease in SC revenues was due to lower pricing, weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs and the negative impact of foreign currency translation.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2015 was $185.4 million, compared with $190.3 million for the first quarter of 2014, a decrease of $4.9 million or 2.6%. The decrease was primarily due to lower volume and the benefits from the cessation of manufacturing operations at our Vienna, Austria facility, partially offset by unfavorable fixed overhead absorption related to the MEMS microphone that was on hold until late in the first quarter of 2015.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2015 was $53.8 million, compared with $83.1 million for the first quarter of 2014, a decrease of $29.3 million or 35.3%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2015 was 22.5%, compared with 30.4% for the first quarter of 2014. Non-GAAP gross profit for the first quarter of 2015 was $58.8 million, compared with $89.0 million for the first quarter of 2014, a decrease of $30.2 million or 33.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2015 was 24.6%, compared with 32.6% for the first quarter of 2014. The declines were primarily due to lower average selling prices on mature products, the impact of lost production and shipments of the microphone that was on hold, lower volume and reduced fixed overhead absorption. These declines were partially offset by the favorable mix of our microphone product sales and cost savings from the cessation of manufacturing operations at our Vienna, Austria facility.

Research and Development Expenses

Research and development expenses for the first quarter of 2015 were $19.6 million, compared with $19.2 million for the first quarter of 2014, an increase of $0.4 million or 2.1%. Research and development expenses as a percentage of revenues for the first quarter of 2015 and 2014 were 8.2% and 7.0%, respectively.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2015 were $45.7 million, compared with $52.5 million for the first quarter of 2014, a decrease of $6.8 million or 13.0%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2015 and 2014 were 19.2%. The decrease in selling and administrative expenses was mainly due to lower legal expenses primarily in connection with the GoerTek intellectual property litigation.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

(Loss) earnings before interest and income taxes ("EBIT") for the first quarter of 2015 was $(9.9) million, compared with $10.8 million for the first quarter of 2014, a decrease of $20.7 million. Adjusted EBIT for the first quarter of 2015 was $8.6 million, compared with $32.1 million for the first quarter of 2014, a decrease of $23.5 million or 73.2%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the first quarter of 2015 was 3.6%, compared with 11.7% for the first quarter of 2014. These declines were primarily due to lower gross profit and reduced legal expenses.

Interest Expense

Interest expense for the first quarter of 2015 was $2.4 million, compared with $0.7 million for the first quarter of 2014, an increase of $1.7 million. The increase in interest expense was due to having three months of interest during the first quarter of 2015 compared to having only one month of interest expense during the first quarter of 2014 as we incurred $400.0 million of borrowings under our Credit Facilities on February 28, 2014.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the first quarter of 2015 was a 28.5% provision, compared with a 24.8% provision for the first quarter of 2014. The ETR for the first quarter of 2015 was impacted by discrete items totaling $2.7 million, which were mainly driven by a valuation allowance of $2.0 million on certain deferred tax assets in the United States as we believe it is more likely than not that these deferred tax assets will not be realized. The ETR for the first quarter of 2014 was impacted by discrete items totaling $3.0 million, which were mainly driven by a tax expense of $1.6 million on a previously deferred tax gain that was triggered as a result of a reorganization transaction associated with the Separation and a tax expense of $1.1 million associated with foreign taxes due on 2012 royalty income. Absent the discrete items, the ETR for the first quarter of 2015 was a 6.5% provision, compared with a 5.0% benefit for the first quarter of 2014. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The ETR is favorably impacted by two tax holidays granted to us in Malaysia effective through December 31, 2021. These tax holidays are subject to our satisfaction of certain conditions, including investment or sales thresholds, which we expect to maintain. If we fail to satisfy such conditions, our ETR may be materially adversely impacted. The benefit of these incentives for the first quarter of 2015 was approximately $2.3 million or $0.03 per share.

The non-GAAP ETR for the first quarter of 2015 was a 21.0% provision, compared with a 12.4% provision for the first quarter of 2014. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted (loss) earnings per share was $(0.19) for the first quarter of 2015, compared with $0.09 for the first quarter of 2014. The decrease in diluted (loss) earnings per share was due to lower EBIT and higher interest expense.

Non-GAAP diluted earnings per share for the first quarter of 2015 was $0.06, compared with $0.32 for the first quarter of 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2015	2014
Gross profit	$53.8	$83.1
Stock-based compensation expense	0.2	—
Fixed asset and related inventory charges	—	0.8
Restructuring charges	(0.6)	—
Production transfer costs (1)	5.4	5.1
Non-GAAP gross profit	$58.8	$89.0

Net (loss) earnings	$(15.8)	$7.6
Interest expense	2.4	0.7
Provision for income taxes	3.5	2.5
(Loss) earnings before interest and income taxes	(9.9)	10.8
Stock-based compensation expense	3.0	1.5
Intangibles amortization expense	10.0	10.7
Fixed asset and related inventory charges	—	0.8
Restructuring charges	(0.3)	0.2
Production transfer costs (1)	5.4	5.8
Other	0.4	2.3
Adjusted earnings before interest and income taxes	$8.6	$32.1

Provision for income taxes	$3.5	$2.5
Income tax effects of non-GAAP reconciling adjustments	2.2	(1.4)
Non-GAAP provision for income taxes	$1.3	$3.9

Net (loss) earnings	$(15.8)	$7.6
Non-GAAP reconciling adjustments (2)	18.5	21.3
Income tax effects of non-GAAP reconciling adjustments	2.2	(1.4)
Non-GAAP net earnings	$4.9	$27.5

Non-GAAP diluted earnings per share	$0.06	$0.32

Diluted average shares outstanding	85,107,579	85,126,796
Non-GAAP adjustment (3)	708,839	121,919
Non-GAAP diluted average shares outstanding (3)	85,816,418	85,248,715
(1) Production Transfer Costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding gross profit and earnings before interest and income taxes for each period presented.
(2) The Non-GAAP reconciling adjustments are those adjustments made to reconcile (Loss) earnings before interest and income taxes to Adjusted earnings before interest and income taxes.
(3) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 12. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net (loss) earnings.

Mobile Consumer Electronics

	Three Months Ended March 31,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$134.7		$164.0

Operating (loss) earnings	$(12.0)	(8.9)%	$6.4	3.9%
Other income, net	—		(0.4)
(Loss) earnings before interest and income taxes	$(12.0)	(8.9)%	$6.8	4.1%
Stock-based compensation expense	0.7		0.2
Intangibles amortization expense	7.2		7.6
Fixed asset and related inventory charges	—		0.8
Restructuring charges	0.4		—
Production transfer costs (1)	2.4		1.7
Adjusted (loss) earnings before interest and income taxes	$(1.3)	(1.0)%	$17.1	10.4%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

MCE revenues were $134.7 million for the first quarter of 2015, compared with $164.0 million for the first quarter of 2014, a decrease of $29.3 million or 17.9%. Revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to two customers. There was a decrease in shipments to one OEM customer in connection with their lower share of the handset market. In addition, there was a hold on production and shipments of one new version of our MEMS microphone for a specific platform at another key OEM customer due to a low level defect for which shipments resumed late in the first quarter of 2015. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share during the quarter.

Operating (Loss) Earnings and Adjusted (Loss) Earnings Before Interest and Income Taxes

MCE operating (loss) earnings was $(12.0) million for the first quarter of 2015, compared with $6.4 million for the first quarter of 2014, a decrease of $18.4 million. MCE adjusted EBIT was $(1.3) million for the first quarter of 2015, compared with $17.1 million for the first quarter of 2014, a decrease of $18.4 million. Adjusted EBIT margin for the first quarter of 2015 was (1.0)%, compared with 10.4% for the first quarter of 2014. This decrease was primarily due to reduced shipments, lower average selling prices on mature products and lower fixed overhead absorption. These declines were partially offset by cost savings from the cessation of manufacturing operations at our Vienna, Austria facility, favorable mix of our microphone product sales and lower legal expenses.

Specialty Components

	Three Months Ended March 31,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$103.9		$109.4

Operating earnings	$12.8	12.3%	$16.7	15.3%
Other expense, net	0.1		1.0
Earnings before interest and income taxes	$12.7	12.2%	$15.7	14.4%
Stock-based compensation expense	0.6		0.2
Intangibles amortization expense	2.8		3.1
Restructuring charges	(0.7)		0.2
Production transfer costs (1)	3.0		4.1
Adjusted (loss) earnings before interest and income taxes	$18.4	17.7%	$23.3	21.3%

(1)  Production transfer costs represent one-time and duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $103.9 million for the first quarter of 2015, compared with $109.4 million for the first quarter of 2014, a decrease of $5.5 million or 5.0%. Revenues decreased due to lower pricing, weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs and the negative impact of foreign currency translation.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $12.8 million for the first quarter of 2015, compared with $16.7 million for the first quarter of 2014, a decrease of $3.9 million or 23.4%. The decrease was primarily due to lower pricing and the negative impact of foreign currency translation, partially offset by lower restructuring charges and production transfer costs and the benefits from productivity initiatives.

SC adjusted EBIT was $18.4 million for the first quarter of 2015, compared with $23.3 million for the first quarter of 2014, a decrease of $4.9 million or 21.0%. Adjusted EBIT margin for the first quarter of 2015 was 17.7% compared with 21.3% for the first quarter of 2014. The decrease was primarily due to lower pricing and the negative impact of foreign currency translation, partially offset by the benefits from productivity initiatives.

Liquidity and Capital Resources

We believe that our cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for at least the next twelve months. We have secured a revolving line of credit in the U.S. from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the U.S. above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets. Our ability to make payments on and to refinance our indebtedness as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash.

As discussed above, on April 29, 2015, we entered into an agreement to acquire Audience. Under the terms of the transaction, we will pay approximately $5.00 per share, comprised of $2.50 in cash and $2.50 in Knowles common stock. The transaction values Audience at an enterprise value of approximately $85 million. We expect to fund the cash portion of the transaction through existing cash and a draw down from existing credit lines. We have entered into an amendment to our existing credit agreement to modify specific terms and conditions, including the definition of certain covenants, to permit the acquisition.

Our cash and cash equivalents totaled $38.6 million and $55.2 million at March 31, 2015 and December 31, 2014, respectively. Of these amounts, cash held by our non-U.S. operations totaled $32.1 million and $53.6 million as of March 31, 2015 and December 31, 2014, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash flows provided by (used in):
Operating activities	$6.8	$43.2
Investing activities	(18.3)	(28.3)
Financing activities	(4.6)	(68.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.3)
Net decrease in cash and cash equivalents	$(16.6)	$(54.2)

Operating Activities

The decrease in cash provided by operating activities was primarily driven by the impact of lower revenue levels as well as a higher investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) of $13.1 million.

Investing Activities

Cash used in investing activities decreased due to lower cash payments for capital expenditures and legal costs incurred in the defense of our patents, which primarily relate to legal expenses incurred in connection with intellectual property litigation.

We expect capital expenditures to be in the range of $70 to $80 million for the year ended December 31, 2015.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2015 primarily related to scheduled principal payments on our term loan, whereas cash used in financing activities during the three months ended March 31, 2014 primarily related to the cash payment to our Former Parent as a result of the Separation, partially offset by proceeds from debt. For additional information on our debt, see Note 6. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 11. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings consist of the following:

(in millions)	March 31, 2015	December 31, 2014
$300.0 million term loan due January 2019	$296.3	$300.0
$350.0 million revolving credit facility due January 2019	100.0	100.0
Total	396.3	400.0
Less: current maturities	18.8	15.0
Total long-term debt	$377.5	$385.0

The interest rate under these facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At March 31, 2015, we were in compliance with all covenants under these facilities.

Critical Accounting Policies and Estimates

This discussion and analysis of results of operations and financial condition is based on our Consolidated Financial Statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 25, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of our exposure to market risk as of December 31, 2014, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business, including those related to intellectual property, which may be owned by it or others. The Company owns many patents covering products, technology and manufacturing processes. Some of these patents have been and may continue to be challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of the Company’s intellectual property, may be substantial. Additionally, in multi-forum disputes, the Company may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal proceedings or claims, individually or in the aggregate, will have a material adverse effect on its cash flow, results of operations or financial condition.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of April 29, 2015, by and among Knowles Corporation, Orange Subsidiary, Inc. and Audience, Inc., filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

10.1
First Amendment, dated as of April 17, 2015, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 6, 2015	/s/ JOHN S. ANDERSON
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of April 29, 2015, by and among Knowles Corporation, Orange Subsidiary, Inc. and Audience, Inc., filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

10.1
First Amendment, dated as of April 17, 2015, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)