Form 10-Q
period 2015-06-30
Knowles Corp
filed 2015-08-05
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 29, 2015 was 88,364,303.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$240.9	$281.0	$479.5	$554.4
Cost of goods sold	183.8	230.8	369.2	421.1
Restructuring charges - cost of goods sold	0.5	16.4	(0.1)	16.4
Gross profit	56.6	33.8	110.4	116.9
Research and development expenses	22.7	21.7	42.3	40.9
Selling and administrative expenses	46.5	52.0	92.2	104.5
Restructuring charges	0.3	4.3	0.6	4.5
Operating expenses	69.5	78.0	135.1	149.9
Operating loss	(12.9)	(44.2)	(24.7)	(33.0)
Interest expense	3.1	1.8	5.5	2.5
Other (income) expense, net	(0.2)	(0.2)	(2.1)	0.2
Loss before income taxes	(15.8)	(45.8)	(28.1)	(35.7)
Provision for income taxes	0.3	33.1	3.8	35.6
Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)

Basic loss per share	$(0.19)	$(0.93)	$(0.37)	$(0.84)
Diluted loss per share	$(0.19)	$(0.93)	$(0.37)	$(0.84)

Weighted average common shares outstanding:
Basic	85,144,298	85,042,334	85,126,040	85,033,149
Diluted	85,144,298	85,042,334	85,126,040	85,033,149

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)

Other comprehensive earnings (loss), net of tax
Foreign currency translation	8.3	(9.3)	(43.1)	(10.9)

Employee benefit plans:
Actuarial losses arising during period	—	—	—	(0.1)
Amortization or settlement of actuarial losses included in net periodic pension cost	0.1	0.1	0.2	0.1
Net change in employee benefit plans	0.1	0.1	0.2	—

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	—	—	(0.7)	—
Total cash flow hedges	—	—	(0.7)	—

Other comprehensive earnings (loss), net of tax	8.4	(9.2)	(43.6)	(10.9)

Comprehensive loss	$(7.7)	$(88.1)	$(75.5)	$(82.2)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$37.0	$55.2
Receivables, net of allowances of $0.8 and $0.8	199.6	236.3
Inventories, net	170.9	162.0
Prepaid and other current assets	16.2	10.7
Deferred tax assets	10.3	9.8
Total current assets	434.0	474.0
Property, plant and equipment, net	307.2	315.9
Goodwill	886.9	914.7
Intangible assets, net	241.7	270.3
Other assets and deferred charges	24.1	23.6
Total assets	$1,893.9	$1,998.5

Current liabilities:
Current maturities of long-term debt	$22.5	$15.0
Accounts payable	151.6	172.1
Accrued compensation and employee benefits	30.9	38.7
Other accrued expenses	42.3	48.8
Federal and other taxes on income	14.3	14.0
Total current liabilities	261.6	288.6
Long-term debt	376.0	385.0
Deferred income taxes	39.6	49.2
Other liabilities	49.8	39.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 85,118,752 and 85,061,449 shares issued at June 30, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	1,378.8	1,372.6
Accumulated deficit	(115.9)	(84.0)
Accumulated other comprehensive loss	(96.9)	(53.3)
Total stockholders' equity	1,166.9	1,236.2
Total liabilities and stockholders' equity	$1,893.9	$1,998.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	$0.9	$1,372.6	$(84.0)	$(53.3)	$1,236.2
Net loss	—	—	(31.9)	—	(31.9)
Other comprehensive loss, net of tax	—	—	—	(43.6)	(43.6)
Stock-based compensation expense	—	6.6	—	—	6.6
Employee taxes related to vesting of stock-based awards	—	(0.4)	—	—	(0.4)
Balance at June 30, 2015	$0.9	$1,378.8	$(115.9)	$(96.9)	$1,166.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(31.9)	$(71.3)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	65.6	71.5
Non-cash restructuring related charges	—	20.4
Stock-based compensation	6.6	3.9
Impairment charge on fixed assets	3.0	—
Other, net	(0.4)	0.9
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	36.4	15.4
Inventories, net	(11.1)	(9.7)
Prepaid and other current assets	(5.8)	(3.6)
Accounts payable	(13.9)	0.6
Accrued compensation and employee benefits	(7.1)	(4.7)
Other accrued expenses	(8.8)	22.9
Accrued and deferred taxes, net	(7.7)	24.0
Other non-current assets and non-current liabilities	(0.6)	(5.5)
Net cash provided by operating activities	24.3	64.8

Investing Activities
Additions to property, plant and equipment	(38.7)	(41.1)
Proceeds from the sale of property, plant and equipment	0.3	0.2
Capitalized patent defense costs	(0.8)	(8.2)
Purchase of intellectual property license	(0.5)	—
Purchase of investment	—	(8.0)
Net cash used in investing activities	(39.7)	(57.1)

Financing Activities
Payments under revolving credit facility	(29.0)	—
Borrowings under revolving credit facility	35.0	—
Repayment of debt	(7.5)	—
Proceeds from debt	—	400.0
Debt issuance costs	—	(2.9)
Payments of capital lease obligations	(0.6)	—
Payments for employee tax obligations upon vesting of stock-based awards	(0.4)	—
Net transfers to Former Parent Company	—	(465.9)
Net proceeds from exercise of stock options and SSARs, including tax benefits	—	0.2
Net cash used in financing activities	(2.5)	(68.6)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)

Net decrease in cash and cash equivalents	(18.2)	(61.0)
Cash and cash equivalents at beginning of period	55.2	105.6
Cash and cash equivalents at end of period	$37.0	$44.6
See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses were allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the previously employed expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations, which ceased as of the Separation date, totaled $3.4 million during the six months ended June 30, 2014.

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

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at June 30, 2015 and 2014 were $6.8 million and $16.9 million, respectively. The Company also entered into a capital lease for new equipment in the second quarter of 2015 with a corresponding capital lease obligation at June 30, 2015 of $13.6 million. In addition, legal costs incurred in the defense of the Company's patents included in accounts payable at June 30, 2015 and 2014 were $0.1 million and $7.1 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Inventories, net

The following table details the major components of inventories, net (in millions):

	June 30, 2015	December 31, 2014
Raw materials	$73.1	$69.9
Work in progress	31.3	35.8
Finished goods	107.7	92.2
Subtotal	212.1	197.9
Less reserves	(41.2)	(35.9)
Total	$170.9	$162.0

3. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net (in millions):

	June 30, 2015	December 31, 2014
Land	$11.8	$11.9
Buildings and improvements	131.1	112.8
Machinery, equipment and other	669.3	657.6
Subtotal	812.2	782.3
Less accumulated depreciation (1)	(505.0)	(466.4)
Total	$307.2	$315.9

(1) During the six months ended June 30, 2015, the Company recorded an impairment charge on fixed assets at its Beijing, China facility totaling $3.0 million.

4. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2015 (in millions):

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2014	$729.1	$185.6	$914.7
Foreign currency translation	(27.9)	0.1	(27.8)
Balance at June 30, 2015	$701.2	$185.7	$886.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows (in millions):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$7.1	$2.0	$7.5	$1.9
Patents	50.3	15.0	50.0	12.3
Customer Relationships	391.0	222.8	404.6	210.3
Unpatented Technologies	66.6	66.0	65.5	64.8
Other	3.6	3.1	1.6	1.6
Total	518.6	308.9	529.2	290.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$241.7		$270.3

Amortization expense totaled $9.9 million and $10.8 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $19.9 million and $21.5 million, respectively.

5. Restructuring and Related Activities

During the three and six months ended June 30, 2015, the Company recorded restructuring charges comprised of residual expenses related to the cessation of manufacturing operations at its Vienna, Austria facility that was authorized on April 1, 2014 (“Vienna action”) and the continued transfer of its capacitor business into lower-cost Asian manufacturing facilities.

During the three and six months ended June 30, 2014, the Company recorded restructuring charges of $17.1 million related to the Vienna action. This included $12.6 million related to severance pay and benefits and $4.5 million related to contract termination and other costs, of which $12.5 million were classified as Cost of goods sold and $4.6 million were classified as Operating expenses. In conjunction with this restructuring action, the Company also accelerated depreciation on fixed assets and recorded inventory charges related to product lines that were exited of $20.4 million.

In addition, the Company recorded restructuring charges during the three and six months ended June 30, 2014 related to other actions. These actions included programs to transfer the Company’s hearing health business and certain of its North American based capacitor businesses into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the consumer electronics business.

The following table details restructuring charges (credits) incurred by reportable segment for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mobile Consumer Electronics	$0.3	$18.1	$0.7	$18.1
Specialty Components	0.5	2.6	(0.2)	2.8
Total	$0.8	$20.7	$0.5	$20.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2014	$10.9	$3.0	$13.9
Restructuring charges	0.2	0.3	0.5
Payments	(4.9)	(1.1)	(6.0)
Other, including foreign currency	(0.4)	(0.2)	(0.6)
Balance at June 30, 2015	$5.8	$2.0	$7.8

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet (in millions):

	June 30, 2015	December 31, 2014
Other accrued expenses	$7.8	$13.0
Other liabilities	—	0.9
Total	$7.8	$13.9

6. Borrowings

Borrowings consist of the following (in millions):

	June 30, 2015	December 31, 2014
Term loan due January 2019	$292.5	$300.0
$350.0 million revolving credit facility due January 2019	106.0	100.0
Total	398.5	400.0
Less: current maturities	22.5	15.0
Total long-term debt	$376.0	$385.0

The $350.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At June 30, 2015, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months. See Note 14. Subsequent Event for details of the amendment to the Company's credit agreement effective July 1, 2015.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 2.18% and 1.66% for the six months ended June 30, 2015 and 2014, respectively. The weighted-average commitment fee on the revolving line of credit was 0.35% and 0.25% for the six months ended June 30, 2015 and 2014, respectively.

The fair value of the Company's interest rate swap, which will convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments starting in January 2016 and ending in July 2018, was a liability of $1.3 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Other Comprehensive Earnings (Loss)

The amounts recognized in other comprehensive earnings (loss) were as follows (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$8.3	$—	$8.3	$(9.3)	$—	$(9.3)
Employee benefit plans	0.1	—	0.1	0.2	(0.1)	0.1
Total other comprehensive earnings (loss)	$8.4	$—	$8.4	$(9.1)	$(0.1)	$(9.2)

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(43.1)	$—	$(43.1)	$(10.9)	$—	$(10.9)
Employee benefit plans	0.3	(0.1)	0.2	—	—	—
Changes in fair value of cash flow hedges	(1.1)	0.4	(0.7)	—	—	—
Total other comprehensive loss	$(43.9)	$0.3	$(43.6)	$(10.9)	$—	$(10.9)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the six months ended June 30, 2015 and 2014 (in millions).

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive (loss) income	(0.7)	(43.1)	0.2	(43.6)
Balance at June 30, 2015	$(0.9)	$(84.5)	$(11.5)	$(96.9)

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44.4	$(7.9)	$36.5
Other comprehensive loss	(10.9)	—	(10.9)
Separation-related adjustments	(7.2)	(0.3)	(7.5)
Balance at June 30, 2014	$26.3	$(8.2)	$18.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR for the three and six months ended June 30, 2015 was a 1.9% provision and a 13.5% provision, respectively. During the three and six months ended June 30, 2015, the ETR was impacted by discrete items totaling $0.9 million of benefit and $1.7 million of expense, respectively. During the six months ended June 30, 2015, the Company recorded a valuation allowance of $2.0 million on certain deferred tax assets in the United States as the Company believes it is more likely than not that these assets will not be realized.

The Company's ETR for the three and six months ended June 30, 2014 was a 72.3% provision and a 99.7% provision, respectively. During the three and six months ended June 30, 2014, the ETR was impacted by discrete items totaling $32.7 million and $35.7 million, respectively. During the three months ended June 30, 2014, the Company recorded a valuation allowance of $36.8 million on certain foreign subsidiaries' net deferred tax assets, primarily net operating losses, as the Company believes it is more likely than not that these assets will not be realized, which was partially offset by a benefit related to an additional Malaysia tax holiday of $4.4 million.

Absent the discrete items, the ETR for the three and six months ended June 30, 2015 was a 7.6% provision and a 7.5% provision, respectively. Absent the discrete items, the ETR for the three and six months ended June 30, 2014 was a 0.9% provision and a 0.3% benefit, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The ETR is impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The impact of these incentives for the three and six months ended June 30, 2015 was approximately a $0.4 million expense and a $1.8 million benefit, respectively. The impact of the tax holidays on a per share basis for the three and six months ended June 30, 2015 was a $0.01 expense per share and a $0.02 benefit per share, respectively. The expense in the three months ended June 30, 2015 was primarily due to a reduction in anticipated full year earnings in Malaysia.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The Company evaluates those tax positions quarterly and adjustments are made to reserves when facts and circumstances change. During the three and six months ended June 30, 2015, the Company recorded a $0.6 million benefit from the release of a reserve related to an uncertain tax position due to the expiration of the statute of limitations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $3.6 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation expense was $6.6 million and $3.9 million, respectively.

Stock Options

The expense related to stock options granted in the six months ended June 30, 2015 and 2014 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. There were no significant stock options granted in the three months ended June 30, 2015.

	Six Months Ended June 30,
	2015			2014
Risk-free interest rate	1.24%	to	1.44%	1.32%	to	1.63%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5	to	5.3
Volatility	42.4%			44.4%	to	49.9%
Fair value at date of grant	$6.59	to	$6.88	$11.25	to	$13.50

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2015 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	1,064,383	$20.81			1,327,990	$29.31
Granted	—	—			1,756,146	17.94
Exercised	(18,947)	11.79			(2,100)	12.65
Forfeited	(6,690)	23.92			(33,785)	19.74
Expired	—	—			(300)	12.65
Outstanding at June 30, 2015	1,038,746	$20.96	$0.9	6.3	3,047,951	$22.88	$0.3	6.3

Exercisable at June 30, 2015	706,173	$19.56	$0.9	5.6	207,527	$29.53	$—	5.7

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at June 30, 2015 was $0.5 million and $20.3 million, respectively. This cost is expected to be recognized over a weighted-average period of 0.6 years for SSARs and 1.8 years for stock options.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the six months ended June 30, 2015.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2014	390,939	$28.41
Granted	364,258	18.08
Vested	(62,318)	26.00
Forfeited	(4,846)	21.16
Unvested at June 30, 2015	688,033	$23.21

At June 30, 2015, $12.7 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

10. Earnings per Share

Basic and diluted earnings per share was computed as follows (in millions except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)

Basic loss per common share:
Basic weighted-average shares outstanding	85,144,298	85,042,334	85,126,040	85,033,149
Basic loss per share	$(0.19)	$(0.93)	$(0.37)	$(0.84)

Diluted loss per common share:
Basic weighted-average shares outstanding	85,144,298	85,042,334	85,126,040	85,033,149
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding	85,144,298	85,042,334	85,126,040	85,033,149
Diluted loss per share	$(0.19)	$(0.93)	$(0.37)	$(0.84)

For the three and six months ended June 30, 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above were 3,381,700 and 2,958,447, respectively. For the three and six months ended June 30, 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above were 1,750,303 and 1,124,110, respectively.

11. Commitments and Contingent Liabilities

The Company is involved in various legal proceedings and claims arising in the normal course of its business and the Company will periodically review the probable outcome of such proceedings, their impact on its operations, the associated costs and expenses incurred and reasonably expected to be incurred, and the amounts accrued. Such legal proceedings and claims are not expected to have a material adverse effect on the Company’s  financial condition.

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At June 30, 2015 and 2014, the Company’s legal reserves were not significant.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Mobile Consumer Electronics	$132.3	$166.7	$267.0	$330.7
Specialty Components	108.6	114.3	212.5	223.7
Total consolidated revenue	$240.9	$281.0	$479.5	$554.4

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(15.2)	$(47.5)	$(27.2)	$(40.7)
Specialty Components	16.3	14.8	29.0	30.5
Total segments	1.1	(32.7)	1.8	(10.2)
Corporate expense / other	13.8	11.3	24.4	23.0
Interest expense	3.1	1.8	5.5	2.5
Loss before income taxes	(15.8)	(45.8)	(28.1)	(35.7)
Provision for income taxes	0.3	33.1	3.8	35.6
Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)

13. Recent Accounting Standards

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This standard will be effective for the Company in the first quarter of 2016 and the guidance is required to be applied retrospectively to all prior periods presented. This is a presentational matter only and the balance will be reclassified as required.

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

In May 2014, the FASB issued ASU 2014-09 that provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequently, in July 2015, the FASB elected to delay the effective date of the standard by one year to annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted beginning with annual and interim periods beginning after December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the Company's Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This standard is effective for disposals (or classifications as held for sale) of components of an entity that occur within reporting periods beginning on or after December 15, 2014. The Company adopted this guidance effective January 1, 2015; however, the Company has not had any discontinued operations since that time.

14. Subsequent Event

On July 1, 2015, the Company completed the acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience") for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015. As a result, the Company issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. The Company also assumed unvested Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. Total consideration paid was approximately $93.0 million, net of cash and cash equivalents acquired of $30.5 million. The Company funded the cash portion of the consideration through a draw down from its existing revolving credit facility and cash on hand. In addition, the Company amended its existing credit agreement to facilitate its ability to consummate the acquisition, which became effective upon the closing of the transaction. The amendment, among other things (i) amended the definition of “Consolidated EBITDA” in the credit agreement to allow the Company to make certain adjustments attributable to cash items in excess of the 15% cap set forth therein for any fiscal quarter occurring in the fiscal year 2014 (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities), (ii) provided that pro forma calculations with respect to the acquisition (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities) shall disregard the consolidated EBITDA attributable to Audience for all periods prior to the first day of the first fiscal quarter following the acquisition and (iii) provided that all calculations as to whether the acquisition is a “Permitted Acquisition” under the credit agreement will be made as of the date of the agreement, but after giving effect to the amendment.

Audience is a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Preliminarily, the Company believes that the business will be incorporated into the Mobile Consumer Electronics segment and is expected to expand the Company’s existing expertise in intelligent audio and signal processing solutions through Audience’s strong engineering team and robust patent portfolio. The highly complementary product and technology portfolios will position the Company to deliver comprehensive audio solutions to its existing customers.

The transaction will be accounted for under the acquisition method of accounting. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities. During the six months ended June 30, 2015, the Company recognized transaction-related expenses totaling $2.6 million, which are reflected within Selling and administrative expenses in the Consolidated Statements of Earnings. During the three months ended September 30, 2015, the Company expects to incur restructuring charges and transaction expenses related to the acquisition.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	our dependence on a limited number of large customers;
o	our ability to introduce new or enhanced products with higher margins to offset declining average selling prices;
o	our ability to qualify our products and facilities with customers;
o	managing new product ramps and introductions for our customers;
o	our ability to successfully consummate acquisitions and divestitures and realize synergies;
o	the pace and success of achieving the cost savings from our announced restructurings or acquisitions;
o	our ability to return the Audience business to profitability and realize our projected cost synergies associated with the acquisition of Audience;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventory in advance of anticipated orders by customers;
o	macroeconomic and political conditions, both in the United States and internationally;
o	risks associated with impairment of our goodwill;
o	our ability to repatriate or access cash and cash equivalents located outside the United States;
o	fluctuations in our effective tax rate including, but not limited to, changes in the Company's tax holidays or changes in tax law;
o	the level of our indebtedness;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	retaining key personnel;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	our ability to enter new end user product markets;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	fluctuations in our stock's market price;
o	managing rapid growth;
o	risks associated with international sales and operations;
o	increasing competition and new entrants in the market for our products;
o	managing rapid declines in customer demand for certain of our products or solutions;
o	delays in customer product introductions and other related customer challenges that may occur;
o	fluctuations in operating results and cash flows;
o	our reliance on third parties to manufacture, assemble and test our products;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business; and
o	fluctuations in demand by our telecom and other customers.

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

We are a market leader and global supplier of advanced micro-acoustic solutions and specialty components serving the mobile communications, consumer electronics, medical technology, military, aerospace and industrial markets. We have a leading position in micro-electro-mechanical systems ("MEMS") microphones, speakers and receivers which are used in handsets, tablets and other consumer electronics. We are also a leading manufacturer of transducers used in hearing aids and other medical devices and have a strong position in oscillators (timing devices) and capacitor components which enable various types of communication. Our focus on the customer, combined with unique technology, rigorous testing and global scale, helps to deliver innovative solutions and consistently dependable and precise products.

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

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices, for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock.  As a result, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We also assumed unvested Audience stock options and restricted stock units for an aggregate of 461,371 shares of our common stock. Total consideration paid was approximately $93.0 million, net of cash and cash equivalents acquired of $30.5 million. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

	Three Months Ended June 30,
(in millions, except per share amounts)	2015	2014
Revenues	$240.9	$281.0

Gross profit	$56.6	$33.8
Non-GAAP gross profit	$65.7	$82.1

Loss before interest and income taxes	$(12.7)	$(44.0)
Adjusted earnings before interest and income taxes	$12.0	$21.5

Provision for income taxes	$0.3	$33.1
Non-GAAP provision for (benefit from) income taxes	$1.6	$(2.5)

Net loss	$(16.1)	$(78.9)
Non-GAAP net earnings	$7.3	$22.2

Diluted loss per share	$(0.19)	$(0.93)
Non-GAAP diluted earnings per share	$0.08	$0.26

Revenues

Revenues for the second quarter of 2015 were $240.9 million, compared with $281.0 million for the second quarter of 2014, a decrease of $40.1 million or 14.3%. This was due to a decrease in MCE and SC revenues of $34.4 million and $5.7 million, respectively. MCE revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to three customers. Although we resumed shipments and began regaining share late in the first quarter of 2015 at a key OEM customer, where there was a previous hold on production and shipments on one new version of our MEMS microphone for a specific platform due to a low level defect, our shipments were down over the prior period. In addition, there was softness at a major OEM customer in connection with its transition to a new operating system and a decrease in shipments at a Korean OEM customer in connection with its lower share of the handset market. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share year-over-year and favorable mix of our product sales. The decrease in SC revenues was due to weaker timing device sales in connection with the continued pause in China long-term evolution ("LTE") infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2015 was $183.8 million, compared with $230.8 million for the second quarter of 2014, a decrease of $47.0 million or 20.4%. This decrease was primarily due to reduced shipments, cost savings from the Vienna action and benefits from productivity initiatives, partially offset by unfavorable fixed overhead absorption.

Restructuring Charges

During the three months ended June 30, 2015, we recorded restructuring charges of $0.8 million, comprised of the residual expenses related to the cessation of manufacturing operations at our Vienna, Austria facility that was authorized on April 1, 2014 (“Vienna action”) and the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities, of which $0.5 million were classified as Cost of goods sold and $0.3 million were classified as Operating expenses.

During the three months ended June 30, 2014, we recorded restructuring charges of $17.1 million related to the Vienna action. This included $12.6 million related to severance pay and benefits and $4.5 million related to contract termination and other costs, of which $12.5 million were classified as Cost of goods sold and $4.6 million were classified as Operating expenses. We also accelerated depreciation on fixed assets and recorded inventory charges of $20.4 million and incurred production transfer costs of $1.3 million, bringing the total recorded costs related to the Vienna action during the second quarter of 2014 to $38.8 million.

In addition, we recorded restructuring charges of $3.6 million during the second quarter of 2014 related to other actions. These actions included programs to transfer our hearing health business and certain of our North American based capacitor businesses into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2015 was $56.6 million, compared with $33.8 million for the second quarter of 2014, an increase of $22.8 million or 67.5%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2015 was 23.5%, compared with 12.0% for the second quarter of 2014. The increase was primarily due to lower restructuring and related charges recorded in connection with the Vienna action, cost savings from the Vienna action, favorable product mix and benefits from productivity initiatives, partially offset by lower average selling prices on mature products and reduced shipments.

Non-GAAP gross profit for the second quarter of 2015 was $65.7 million, compared with $82.1 million for the second quarter of 2014, a decrease of $16.4 million or 20.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2015 was 27.3%, compared with 29.2% for the second quarter of 2014. This decrease was primarily due to lower average selling prices on mature products and reduced shipments, partially offset by cost savings from the Vienna action, favorable product mix and benefits from productivity initiatives.

Research and Development Expenses

Research and development expenses for the second quarter of 2015 were $22.7 million, compared with $21.7 million for the second quarter of 2014, an increase of $1.0 million or 4.6%. Research and development expenses as a percentage of revenues for the second quarter of 2015 and 2014 were 9.4% and 7.7%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by lower revenue and an increase in new product development spending.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2015 were $46.5 million, compared with $52.0 million for the second quarter of 2014, a decrease of $5.5 million or 10.6%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2015 and 2014 were 19.3% and 18.5%, respectively. The decrease in selling and administrative expenses was mainly due to lower legal expenses primarily in connection with intellectual property litigation, partially offset by transaction-related expenses incurred related to the acquisition of Audience. The increase in selling and administrative expenses as a percentage of revenues was driven by lower revenue.

Loss Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the second quarter of 2015 was $12.7 million, compared with $44.0 million for the second quarter of 2014, an improvement of $31.3 million. The improvement was primarily due to lower restructuring and related charges related to the Vienna action, cost savings from the Vienna action, favorable product mix, benefits from productivity initiatives and reduced legal expenses, partially offset by lower average selling prices on mature products and reduced shipments.

Adjusted earnings before interest and income taxes ("EBIT") for the second quarter of 2015 was $12.0 million, compared with $21.5 million for the second quarter of 2014, a decrease of $9.5 million. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the second quarter of 2015 was 5.0%, compared with 7.7% for the second quarter of 2014. This decrease was primarily due to lower non-GAAP gross profit, partially offset by reduced legal expenses.

Interest Expense

Interest expense for the second quarter of 2015 was $3.1 million, compared with $1.8 million for the second quarter of 2014, an increase of $1.3 million. The increase in interest expense was due to a combination of a higher interest rate and higher average debt balance outstanding in 2015 compared to 2014.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the second quarter of 2015 was a 1.9% provision, compared with a 72.3% provision for the second quarter of 2014. The ETR for the second quarter of 2015 was impacted by a net discrete benefit totaling $0.9 million.

The ETR for the second quarter of 2014 was impacted by a net discrete expense totaling $32.7 million, which was mainly driven by a valuation allowance of $36.8 million on certain foreign subsidiaries' net deferred tax assets, partially offset by a benefit related to an additional Malaysia tax holiday of $4.4 million. Absent the discrete items, the ETR for the second quarter of 2015 was a 7.6% provision, compared with a 0.9% provision for the second quarter of 2014. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR recalculated as non-GAAP provision for (benefit from) income taxes divided by the total of adjusted EBIT less interest expense for the second quarter of 2015 was an 18.0% provision, compared with a 12.7% benefit for the second quarter of 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. For additional information on these tax holidays, refer to Note 8. Income Taxes to our Consolidated Financial Statements.

Diluted Loss per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $0.19 for the second quarter of 2015, compared with $0.93 for the second quarter of 2014. The improvement in diluted loss per share was due to higher EBIT and lower income tax expense.

Non-GAAP diluted earnings per share for the second quarter of 2015 was $0.08, compared with $0.26 for the second quarter of 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

	Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014
Revenues	$479.5	$554.4

Gross profit	$110.4	$116.9
Non-GAAP gross profit	$124.5	$171.1

Loss before interest and income taxes	$(22.6)	$(33.2)
Adjusted earnings before interest and income taxes	$20.6	$53.6

Provision for income taxes	$3.8	$35.6
Non-GAAP provision for income taxes	$2.9	$1.4

Net loss	$(31.9)	$(71.3)
Non-GAAP net earnings	$12.2	$49.7

Diluted loss per share	$(0.37)	$(0.84)
Non-GAAP diluted earnings per share	$0.14	$0.58

Revenues

Revenues for the six months ended June 30, 2015 were $479.5 million, compared with $554.4 million for the six months ended June 30, 2014, a decrease of $74.9 million or 13.5%. This was due to a decrease in MCE and SC revenues of $63.7 million and $11.2 million, respectively. MCE revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to three customers. Although we resumed shipments and began regaining share late in the first quarter of 2015 at a key OEM customer, where there was a previous hold on production and shipments on one new version of our MEMS microphone for a specific platform due to a low level defect, our shipments were down over the prior period. In addition, there was a decrease in shipments at a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share year-over-year and favorable product mix. SC revenues decreased due to weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2015 was $369.2 million, compared with $421.1 million for the six months ended June 30, 2014, a decrease of $51.9 million or 12.3%. This decrease was primarily due to reduced shipments, cost savings from the Vienna action and benefits from productivity initiatives, partially offset by unfavorable fixed overhead absorption.

Restructuring Charges

During the six months ended June 30, 2015, we recorded restructuring charges of $0.5 million, primarily comprised of the residual expenses related to the Vienna action and the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities, partially offset by a reversal of a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure, of which $(0.1) million was classified as Cost of goods sold and $0.6 million was classified as Operating expenses.

During the six months ended June 30, 2014, we recorded restructuring charges of $17.1 million related to the Vienna action. This included $12.6 million related to severance pay and benefits and $4.5 million related to contract termination and other costs, of which $12.5 million were classified as Cost of goods sold and $4.6 million were classified as Operating expenses. We also accelerated depreciation on fixed assets, recorded inventory charges of $20.4 million and incurred production transfer costs of $1.3 million, bringing the total recorded costs related to the Vienna action during the six months ended June 30, 2014 to $38.8 million.

In addition, we recorded restructuring charges of $3.8 million during the six months ended June 30, 2014 related to other actions. These actions included programs to transfer our hearing health business and certain of our North American based capacitor businesses into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2015 was $110.4 million, compared with $116.9 million for the six months ended June 30, 2014, a decrease of $6.5 million or 5.6%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2015 was 23.0%, compared with 21.1% for the six months ended June 30, 2014. The decrease in gross profit was primarily due to lower average selling prices on mature products, reduced shipments and lower fixed overhead absorption, partially offset by lower restructuring and related charges related to the Vienna action, cost savings from the Vienna action, favorable product mix and benefits from productivity initiatives. The increase in gross profit margin as a percentage of revenue was driven primarily by lower revenue, partially offset by lower gross profit.

Non-GAAP gross profit for the six months ended June 30, 2015 was $124.5 million, compared with $171.1 million for the six months ended June 30, 2014, a decrease of $46.6 million or 27.2%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2015 was 26.0%, compared with 30.9% for the six months ended June 30, 2014. The decrease in gross profit was primarily due to lower average selling prices on mature products, reduced shipments and lower fixed overhead absorption, partially offset by cost savings from the Vienna action, favorable product mix and benefits from productivity initiatives.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 were $42.3 million, compared with $40.9 million for the six months ended June 30, 2014, an increase of $1.4 million or 3.4%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2015 and 2014 were 8.8% and 7.4%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by lower revenue and an increase in new product development spending.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2015 were $92.2 million, compared with $104.5 million for the six months ended June 30, 2014, a decrease of $12.3 million or 11.8%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2015 and 2014 were 19.2% and 18.8%, respectively. The decrease in selling and administrative expenses was mainly due to lower legal expenses primarily in connection with intellectual property litigation, partially offset by transaction-related expenses incurred related to the acquisition of Audience. The increase in selling and administrative expenses as a percentage of revenues was driven by lower revenue.

Loss Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the six months ended June 30, 2015 was $22.6 million, compared with $33.2 million for the six months ended June 30, 2014, an improvement of $10.6 million. The improvement was primarily due to lower restructuring and related charges related to the Vienna action, cost savings from the Vienna action, favorable product mix, benefits from productivity initiatives and reduced legal expenses, partially offset by lower average selling prices on mature products, reduced shipments and lower fixed overhead absorption.

Adjusted EBIT for the six months ended June 30, 2015 was $20.6 million, compared with $53.6 million for the six months ended June 30, 2014, a decrease of $33.0 million or 61.6%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the six months ended June 30, 2015 was 4.3%, compared with 9.7% for the six months ended June 30, 2014. These declines were primarily due to lower non-GAAP gross profit, partially offset by reduced legal expenses.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $5.5 million, compared with $2.5 million for the six months ended June 30, 2014, an increase of $3.0 million. The increase in interest expense was due primarily to having six months of interest during 2015 compared to only four months of interest expense during 2014 as we incurred $400.0 million of borrowings under our Credit Facilities on February 28, 2014.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the six months ended June 30, 2015 was a 13.5% provision, compared with a 99.7% provision for the six months ended June 30, 2014. The ETR for the six months ended June 30, 2015 was impacted by a net discrete expense totaling $1.7 million, which was mainly driven by a valuation allowance of $2.0 million on certain deferred tax assets in the United States as we believe it is more likely than not that these assets will not be realized.

The ETR for the six months ended June 30, 2014 was impacted by a net discrete expense totaling $35.7 million, which was mainly driven by a valuation allowance of $36.8 million on certain foreign subsidiaries' net deferred tax assets, partially offset by a benefit related to an additional Malaysia tax holiday of $4.4 million. Absent the discrete items, the ETR for the six months ended June 30, 2015 was a 7.5% provision, compared with a 0.3% benefit for the six months ended June 30, 2014. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR for the six months ended June 30, 2015 was a 19.2% provision, compared with a 2.7% provision for the six months ended June 30, 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. For additional information on these tax holidays, refer to Note 8. Income Taxes to our Consolidated Financial Statements.

Diluted Loss per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $0.37 for the six months ended June 30, 2015, compared with $0.84 for the six months ended June 30, 2014. The improvement in diluted loss per share was due to lower income tax expense and higher EBIT.

Non-GAAP diluted earnings per share for the six months ended June 30, 2015 was $0.14, compared with $0.58 for the six months ended June 30, 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2015	2014	2015	2014
Gross profit	$56.6	$33.8	$110.4	$116.9
Stock-based compensation expense	0.4	0.3	0.6	0.3
Fixed asset and related inventory charges	3.0	25.8	3.0	26.6
Restructuring charges	0.5	16.4	(0.1)	16.4
Production transfer costs (1)	5.2	5.8	10.6	10.9
Non-GAAP gross profit	$65.7	$82.1	$124.5	$171.1

Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)
Interest expense	3.1	1.8	5.5	2.5
Provision for income taxes	0.3	33.1	3.8	35.6
Loss before interest and income taxes	(12.7)	(44.0)	(22.6)	(33.2)
Stock-based compensation expense	3.6	2.4	6.6	3.9
Intangibles amortization expense	9.9	10.8	19.9	21.5
Fixed asset and related inventory charges	3.0	25.8	3.0	26.6
Restructuring charges	0.8	20.7	0.5	20.9
Production transfer costs (1)	5.2	5.8	10.6	11.6
Other (2)	2.2	—	2.6	2.3
Adjusted earnings before interest and income taxes	$12.0	$21.5	$20.6	$53.6

Provision for income taxes	$0.3	$33.1	$3.8	$35.6
Income tax effects of non-GAAP reconciling adjustments	(1.3)	35.6	0.9	34.2
Non-GAAP provision for (benefit from) income taxes	$1.6	$(2.5)	$2.9	$1.4

Net loss	$(16.1)	$(78.9)	$(31.9)	$(71.3)
Non-GAAP reconciling adjustments (3)	24.7	65.5	43.2	86.8
Income tax effects of non-GAAP reconciling adjustments	(1.3)	35.6	0.9	34.2
Non-GAAP net earnings	$7.3	$22.2	$12.2	$49.7

Non-GAAP diluted earnings per share	$0.08	$0.26	$0.14	$0.58

Diluted average shares outstanding	85,144,298	85,042,334	85,126,040	85,033,149
Non-GAAP adjustment (4)	857,010	755,153	799,002	492,478
Non-GAAP diluted average shares outstanding (4)	86,001,308	85,797,487	85,925,042	85,525,627
(1) Production Transfer Costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding gross profit and loss before interest and income taxes for each period presented.
(2) In 2015, Other represents expenses related to the Audience acquisition. In 2014, Other represents expenses related to the spin-off of Knowles from Dover Corporation.
(3) The Non-GAAP reconciling adjustments are those adjustments made to reconcile Loss before interest and income taxes to Adjusted earnings before interest and income taxes.
(4) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 12. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net loss.

Mobile Consumer Electronics

	Three Months Ended June 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$132.3		$166.7

Operating loss	$(15.4)	(11.6)%	$(47.6)	(28.6)%
Other income, net	(0.2)		(0.1)
Loss before interest and income taxes	$(15.2)	(11.5)%	$(47.5)	(28.5)%
Stock-based compensation expense	0.8		0.5
Intangibles amortization expense	7.1		8.0
Fixed asset and related inventory charges	3.0		25.8
Restructuring charges	0.3		18.1
Production transfer costs (1)	1.6		2.4
Adjusted (loss) earnings before interest and income taxes	$(2.4)	(1.8)%	$7.3	4.4%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in loss before interest and income taxes for each period presented.

Revenues

MCE revenues were $132.3 million for the second quarter of 2015, compared with $166.7 million for the second quarter of 2014, a decrease of $34.4 million or 20.6%. Revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to three customers. Although we resumed shipments and began regaining share late in the first quarter of 2015 at a key OEM customer, where there was a previous hold on production and shipments on one new version of our MEMS microphone for a specific platform due to a low level defect, our shipments were down over the prior period. In addition, there was softness at a major OEM customer in connection with its transition to a new operating system and a decrease in shipments at a Korean OEM customer in connection with its lower share of the handset market. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share year-over-year and favorable product mix.

Operating Loss and Adjusted (Loss) Earnings Before Interest and Income Taxes

MCE operating loss was $15.4 million for the second quarter of 2015, compared with $47.6 million for the second quarter of 2014, an improvement of $32.2 million or 67.6%. This improvement was primarily due to lower restructuring and related charges as well as cost savings from the Vienna action, favorable product mix, lower legal expenses and benefits from productivity initiatives. The improvement in operating loss was partially offset by lower average selling prices on mature products and reduced shipments.

MCE adjusted (loss) EBIT was $(2.4) million for the second quarter of 2015, compared with $7.3 million for the second quarter of 2014, a decrease of $9.7 million. Adjusted (loss) EBIT margin for the second quarter of 2015 was (1.8)%, compared with 4.4% for the second quarter of 2014. This decrease was primarily due to lower average selling prices on mature products and reduced shipments. These declines were partially offset by cost savings from the Vienna action, favorable product mix, lower legal expenses and benefits from productivity initiatives.

Specialty Components

	Three Months Ended June 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$108.6		$114.3

Operating earnings	$16.1	14.8%	$15.8	13.8%
Other (income) expense, net	(0.2)		1.0
Earnings before interest and income taxes	$16.3	15.0%	$14.8	12.9%
Stock-based compensation expense	0.7		0.5
Intangibles amortization expense	2.8		2.7
Restructuring charges	0.5		2.6
Production transfer costs (1)	3.6		3.4
Adjusted earnings before interest and income taxes	$23.9	22.0%	$24.0	21.0%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $108.6 million for the second quarter of 2015, compared with $114.3 million for the second quarter of 2014, a decrease of $5.7 million or 5.0%. Revenues decreased due to weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $16.1 million for the second quarter of 2015, compared with $15.8 million for the second quarter of 2014, an increase of $0.3 million or 1.9%. The increase was primarily due to lower restructuring charges, favorable product mix, benefits from productivity initiatives, an overall increase in sales volume and lower administrative expenses, partially offset by lower pricing.

SC adjusted EBIT was $23.9 million for the second quarter of 2015, compared with $24.0 million for the second quarter of 2014, a decrease of $0.1 million or 0.4%. Adjusted EBIT margin for the second quarter of 2015 was 22.0%, compared with 21.0% for the second quarter of 2014. The margin increase was primarily due to favorable product mix, benefits from productivity initiatives, an overall increase in sales volume and lower administrative expenses, offset by lower pricing.

Segment Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Mobile Consumer Electronics

	Six Months Ended June 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$267.0		$330.7

Operating loss	$(27.4)	(10.3)%	$(41.2)	(12.5)%
Other income, net	(0.2)		(0.5)
Loss before interest and income taxes	$(27.2)	(10.2)%	$(40.7)	(12.3)%
Stock-based compensation expense	1.5		0.7
Intangibles amortization expense	14.3		15.6
Fixed asset and related inventory charges	3.0		26.6
Restructuring charges	0.7		18.1
Production transfer costs (1)	4.0		4.1
Adjusted (loss) earnings before interest and income taxes	$(3.7)	(1.4)%	$24.4	7.4%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in loss before interest and income taxes for each period presented.

Revenues

MCE revenues were $267.0 million for the six months ended June 30, 2015, compared with $330.7 million for the six months ended June 30, 2014, a decrease of $63.7 million or 19.3%. Revenues decreased due to reduced shipments and lower average selling prices on mature products. The reduction in shipments was primarily attributable to three customers. Although we resumed shipments and began regaining share late in the first quarter of 2015 at a key OEM customer, where there was a previous hold on production and shipments on one new version of our MEMS microphone for a specific platform due to a low level defect, our shipments were down over the prior period. In addition, there was a decrease in shipments at a Korean OEM customer in connection with their lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in revenues from Chinese OEM customers who gained market share year-over-year and favorable product mix.

Operating Loss and Adjusted (Loss) Earnings Before Interest and Income Taxes

MCE operating loss was $27.4 million for the six months ended June 30, 2015, compared with $41.2 million for the six months ended June 30, 2014, an improvement of $13.8 million or 33.5%. This improvement was primarily due to lower restructuring and related charges as well as cost savings from the Vienna action, favorable product mix, lower legal expenses and benefits from productivity initiatives. The improvement was partially offset by lower average selling prices on mature products, reduced shipments and lower fixed overhead absorption.

MCE adjusted (loss) EBIT was a $(3.7) million loss for the six months ended June 30, 2015, compared with $24.4 million of earnings for the six months ended June 30, 2014, a decrease of $28.1 million. Adjusted (loss) EBIT margin for the six months ended June 30, 2015 was (1.4%), compared with 7.4% for the six months ended June 30, 2014. This decrease was primarily due to lower average selling prices on mature products, reduced shipments and lower fixed overhead absorption. The decrease was partially offset by cost savings from the Vienna action, favorable product mix, lower legal expenses and benefits from productivity initiatives.

Specialty Components

	Six Months Ended June 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$212.5		$223.7

Operating earnings	$28.9	13.6%	$32.5	14.5%
Other expense (income), net	(0.1)		2.0
Earnings before interest and income taxes	$29.0	13.6%	$30.5	13.6%
Stock-based compensation expense	1.3		0.7
Intangibles amortization expense	5.6		5.8
Restructuring charges	(0.2)		2.8
Production transfer costs (1)	6.6		7.5
Other	—		—
Adjusted earnings before interest and income taxes	$42.3	19.9%	$47.3	21.1%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $212.5 million for the six months ended June 30, 2015, compared with $223.7 million for the six months ended June 30, 2014, a decrease of $11.2 million or 5.0%. Revenues decreased due to weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $28.9 million for the six months ended June 30, 2015, compared with $32.5 million for the six months ended June 30, 2014, a decrease of $3.6 million or 11.1%. The decrease was primarily due to lower pricing and the negative impact of foreign currency translation, partially offset by lower restructuring charges and production transfer costs, the benefits from productivity initiatives, favorable product mix and an overall increase in sales volume.

SC adjusted EBIT was $42.3 million for the six months ended June 30, 2015, compared with $47.3 million for the six months ended June 30, 2014, a decrease of $5.0 million or 10.6%. Adjusted EBIT margin for the six months ended June 30, 2015 was 19.9% compared with 21.1% for the six months ended June 30, 2014. The decrease was primarily due to lower pricing and the negative impact of foreign currency translation, partially offset by the benefits from productivity initiatives, favorable product mix and an overall increase in sales volume.

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

As discussed above, on July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand. In addition, the amendment to our existing credit agreement to modify specific terms and conditions, including the definition of certain covenants, to permit the acquisition became effective upon the closing of the transaction.

Our cash and cash equivalents totaled $37.0 million and $55.2 million at June 30, 2015 and December 31, 2014, respectively. Of these amounts, cash held by our non-U.S. operations totaled $35.7 million and $53.6 million as of June 30, 2015 and December 31, 2014, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash flows provided by (used in):
Operating activities	$24.3	$64.8
Investing activities	(39.7)	(57.1)
Financing activities	(2.5)	(68.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net decrease in cash and cash equivalents	$(18.2)	$(61.0)

Operating Activities

The decrease in cash provided by operating activities was primarily driven by the impact of lower revenue levels as discussed in the Results of Operations section. In addition, changes in operating assets and liabilities, mainly other accrued expenses, decreased operating cash flows.

Investing Activities

The decrease in cash used in investing activities was primarily driven by $7.4 million in lower cash payments for legal costs incurred in the defense of our patents, which primarily relate to legal expenses incurred in connection with intellectual property litigation, and $2.4 million in lower cash payments for capital expenditures. In addition, during the six months ended June 30, 2014, we paid $8.0 million to acquire a non-controlling interest in a MEMS timing device company that was sold during the fourth quarter of 2014.

We expect capital expenditures to be in the range of $70 to $80 million for the year ended December 31, 2015.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2015 primarily related to $7.5 million in scheduled principal payments on our term loan partially offset by $6.0 million in additional net borrowings under our revolving credit facility, whereas cash used in financing activities during the six months ended June 30, 2014 primarily related to cash payments to our Former Parent of $465.9 million as a result of the Separation, partially offset by $400.0 million in proceeds from debt. For additional information on our debt, see Note 6. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 11. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings consist of the following:

(in millions)	June 30, 2015	December 31, 2014
Term loan due January 2019	$292.5	$300.0
$350.0 million revolving credit facility due January 2019	106.0	100.0
Total	398.5	400.0
Less: current maturities	22.5	15.0
Total long-term debt	$376.0	$385.0

The interest rate under these facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At June 30, 2015, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of our exposure to market risk as of December 31, 2014, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business, including those related to intellectual property, which may be owned by it or others and most recently litigation resulting from the acquisition of Audience, Inc. ("Audience"). The Company owns many patents covering products, technology and manufacturing processes. Some of these patents have been and may continue to be challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of the Company’s intellectual property, may be substantial. Additionally, in multi-forum disputes, the Company may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal proceedings or claims, individually or in the aggregate, will have a material adverse effect on its cash flow, results of operations or financial condition.

Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, Inc., the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act.
The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for January 25, 2016.
On July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. The parties are in the process of negotiating formal settlement documents. Any settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement.  There can be no assurance that the court will approve the settlement and class members may opt out of the settlement and file individual actions.
Audience Acquisition-Related Litigation
Between May 15 and May 29, 2015, five substantially similar putative class action lawsuits challenging the proposed acquisition of Audience, Inc. were filed in the Superior Court of California, Santa Clara County, against the members of Audience’s board of directors and the Company, among others. The lawsuits were subsequently consolidated into a single action. The complaints allege that the members of Audience’s board of directors breached their fiduciary duties to Audience shareholders in connection with the proposed acquisition and that the Company aided and abetted these alleged violations. The plaintiffs seek to enjoin the acquisition, as well as, among other things, compensatory damages and attorney’s fees and costs.

On June 10, 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. The MOU further provides that, following the successful completion of confirmatory discovery, among other things: (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the court for review and approval; (b) the Stipulation will provide for dismissal of the litigation; (c) the Stipulation will include a general release of defendants to the litigation and certain other persons or entities acting for or on behalf of any of them and each of them of claims relating to the transaction; and (d) the proposed settlement is conditioned on final approval by the court after notice to Audience shareholders. There can be no assurance that the settlement will be finalized or that the court will approve the settlement.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There are no material developments in our previously reported risk factors; however, as a consequence of our acquisition of Audience, Inc., we are supplementing our risk factors as follows:
Our use of “open source” software presents risks that could have an adverse effect on our intellectual property rights and on our business.

We may use software licensed for use from third-party authors under open source licenses in certain of our products. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and in less time and result in a loss of product sales for us. It is possible that our use of open source software may trigger the foregoing requirements. Furthermore, there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, operating results and cash flows.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	August 5, 2015	/s/ JOHN S. ANDERSON
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)