Form 10-Q
period 2015-09-30
Knowles Corp
filed 2015-11-04
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 28, 2015 was 88,439,130.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$294.6	$300.8	$774.1	$855.3
Cost of goods sold	205.4	243.9	574.6	665.2
Restructuring charges - cost of goods sold	0.5	4.7	0.4	21.1
Gross profit	88.7	52.2	199.1	169.0
Research and development expenses	33.0	21.0	75.3	62.0
Selling and administrative expenses	59.2	46.5	151.4	150.8
Restructuring charges	8.9	1.1	9.5	5.6
Operating expenses	101.1	68.6	236.2	218.4
Operating loss	(12.4)	(16.4)	(37.1)	(49.4)
Interest expense	3.7	2.0	9.2	4.5
Other expense (income), net	2.2	(2.3)	0.1	(2.1)
Loss before income taxes	(18.3)	(16.1)	(46.4)	(51.8)
(Benefit from) provision for income taxes	(3.4)	(1.5)	0.4	34.1
Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)

Basic loss per share	$(0.17)	$(0.17)	$(0.54)	$(1.01)
Diluted loss per share	$(0.17)	$(0.17)	$(0.54)	$(1.01)

Weighted average common shares outstanding:
Basic	88,429,627	85,047,991	86,239,337	85,038,151
Diluted	88,429,627	85,047,991	86,239,337	85,038,151

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)

Other comprehensive loss, net of tax
Foreign currency translation	(17.0)	(34.5)	(60.1)	(45.4)

Employee benefit plans:
Actuarial losses arising during period	—	—	—	(0.1)
Amortization or settlement of actuarial losses included in net periodic pension cost	—	0.3	0.2	0.4
Net change in employee benefit plans	—	0.3	0.2	0.3

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(1.4)	—	(2.1)	—
Total cash flow hedges	(1.4)	—	(2.1)	—

Other comprehensive loss, net of tax	(18.4)	(34.2)	(62.0)	(45.1)

Comprehensive loss	$(33.3)	$(48.8)	$(108.8)	$(131.0)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$57.9	$55.2
Receivables, net of allowances of $0.7 and $0.8	220.5	236.3
Inventories, net	172.0	162.0
Prepaid and other current assets	14.7	10.7
Deferred tax assets	6.5	9.8
Total current assets	471.6	474.0
Property, plant and equipment, net	293.4	315.9
Goodwill	934.1	914.7
Intangible assets, net	255.8	270.3
Other assets and deferred charges	25.9	23.6
Total assets	$1,980.8	$1,998.5

Current liabilities:
Current maturities of long-term debt	$26.3	$15.0
Accounts payable	142.3	172.1
Accrued compensation and employee benefits	34.5	38.7
Other accrued expenses	39.1	48.8
Federal and other taxes on income	3.0	14.0
Total current liabilities	245.2	288.6
Long-term debt	448.5	385.0
Deferred income taxes	36.6	49.2
Other liabilities	50.2	39.5
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,437,011 and 85,061,449 shares issued at September 30, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	1,445.5	1,372.6
Accumulated deficit	(130.8)	(84.0)
Accumulated other comprehensive loss	(115.3)	(53.3)
Total stockholders' equity	1,200.3	1,236.2
Total liabilities and stockholders' equity	$1,980.8	$1,998.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	$0.9	$1,372.6	$(84.0)	$(53.3)	$1,236.2
Net loss	—	—	(46.8)	—	(46.8)
Other comprehensive loss, net of tax	—	—	—	(62.0)	(62.0)
Stock-based compensation expense	—	11.6	—	—	11.6
Stock-based restructuring charges	—	1.4	—	—	1.4
Employee taxes related to vesting of stock-based awards	—	(1.7)	—	—	(1.7)
Common stock issued for acquisition	—	61.6	—	—	61.6
Balance at September 30, 2015	$0.9	$1,445.5	$(130.8)	$(115.3)	$1,200.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(46.8)	$(85.9)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	101.0	118.5
Non-cash restructuring related charges	0.8	20.4
Stock-based compensation	11.6	6.5
Impairment charges on fixed and intangible assets	3.9	—
Other, net	(4.1)	0.1
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	18.0	2.7
Inventories, net	(6.9)	(15.7)
Prepaid and other current assets	(0.5)	(3.8)
Accounts payable	(23.0)	27.2
Accrued compensation and employee benefits	(2.7)	(4.2)
Other accrued expenses	(18.1)	11.9
Accrued and deferred taxes, net	(19.4)	17.4
Other non-current assets and non-current liabilities	(1.4)	(5.9)
Net cash provided by operating activities	12.4	89.2

Investing Activities
Additions to property, plant and equipment	(48.5)	(68.1)
Acquisition of business (net of cash acquired)	(35.1)	—
Proceeds from the sale of investments	4.0	—
Capitalized patent defense costs	(0.9)	(14.7)
Purchase of intellectual property license	(0.5)	—
Proceeds from the sale of property, plant and equipment	0.4	0.2
Purchase of investment	—	(8.0)
Net cash used in investing activities	(80.6)	(90.6)

Financing Activities
Payments under revolving credit facility	(44.0)	—
Borrowings under revolving credit facility	130.0	—
Principal payments on term loan debt	(11.3)	—
Proceeds from term loan debt	—	400.0
Debt issuance costs	(0.3)	(2.9)
Payments of capital lease obligations	(1.0)	—
Payments for employee tax obligations upon vesting of stock-based awards	(1.7)	—
Net transfers to Former Parent Company	—	(466.5)
Net proceeds from exercise of stock options and SSARs, including tax benefits	—	0.1
Net cash provided by (used in) financing activities	71.7	(69.3)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.6)

Net increase (decrease) in cash and cash equivalents	2.7	(71.3)
Cash and cash equivalents at beginning of period	55.2	105.6
Cash and cash equivalents at end of period	$57.9	$34.3
See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Knowles Corporation (NYSE: KN) is a market leader and global supplier of advanced micro-acoustic, audio processing, and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. Knowles uses its leading position in MEMS (micro-electro-mechanical systems) microphones and strong capabilities in speaker, receiver, and audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, and wearables. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high end oscillators (timing devices) and capacitors.

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

On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"). The financial results of Audience were included in the Company's consolidated statements of comprehensive earnings and statement of cash flows beginning July 1, 2015 and the consolidated balance sheet as of September 30, 2015.

Prior to the Separation on February 28, 2014, the Company’s financial statements were prepared on a stand-alone basis and were derived from Dover’s consolidated financial statements and accounting records. The financial statements for those periods include allocations of costs that were incurred by Dover for functions such as corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs. These expenses were allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the previously employed expense allocation methodology reasonable. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. These allocations, which ceased as of the Separation date, totaled $3.4 million during the nine months ended September 30, 2014.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at September 30, 2015 and 2014 were $6.8 million and $9.9 million, respectively. The Company also entered into a capital lease for new equipment in the second quarter of 2015 with a corresponding capital lease obligation of $13.6 million. In addition, legal costs incurred in the defense of the Company's patents included in accounts payable at September 30, 2014 were $1.0 million. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.
2. Acquisition

On July 1, 2015, the Company completed the acquisition of all of the outstanding shares of common stock of Audience (“Shares”) for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015. Audience is a leader in the area of digital signal processing as well as algorithm and software development. The transaction is expected to help the Company achieve its strategic goals and drive future growth through advancements in the Company’s capabilities of delivering end-to-end solutions for intelligent audio, from microphones to signal processing to speakers, and allow optimization of the audio signal path for customers.

As a result of the acquisition, the Company issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. Total consideration was approximately $92.8 million, net of cash and short-term investments acquired of $30.5 million. The revenues and net losses from Audience operations in the three months ending September 30, 2015 were $12.1 million and $23.3 million, respectively.

The total purchase consideration of approximately $123.3 million consists of the following (in millions except per share amounts):

Cash consideration to be paid to Audience shareholders and equity award holders	$61.6
Fair value of shares of Knowles common stock issued to Audience shareholders and equity award holders	60.2
Fair value of restricted stock units assumed	1.5
Fair value of total consideration	$123.3

The table below represents the preliminary allocation of the purchase price to the net assets acquired on their estimated fair values as of July 1, 2015 (in millions):

Goodwill	$47.7
Cash	26.5
Identified intangible assets	25.9
Inventories	10.4
Property, plant, and equipment	10.7
Other assets	19.5
Total liabilities and accruals	(17.4)
Net Assets Acquired	$123.3

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including developed technology. The provisional measurement of property, plant and equipment, intangible assets, goodwill, deferred income taxes, and other assets and liabilities is subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets Recorded
The fair value of Audience’s developed technologies intangible asset were determined based on the Multi-Period Excess Earnings Method (MPEEM) of the income approach. The measure is based upon certain unobservable inputs and key assumptions surrounding revenues, growth rates, obsolescence factors and other market based metrics. The developed technologies intangible asset will be amortized on a straight line based over an estimated 5 year useful life. The intangible asset is included in Intangible assets, net within the Knowles Consolidated Balance Sheet.
Developed technologies acquired include Audience’s existing technologies related to improving the performance of speech-based services and enhancing audio quality for multimedia. An income approach was used to value Audience’s customer relationships and developed technologies. Using this approach, the estimated fair value was calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return. A discount rate of 27.0% was used to discount the cash flows to the present value.
The excess of the fair value of the merger consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies and an increase in product development capabilities. The goodwill resulting from the merger is not deductible for tax purposes. Goodwill has been allocated to the Mobile Consumer Electronics reportable segment, which is the operating segment expected to benefit from the merger.

Impact of Acquisition and Pro-forma
The following unaudited pro-forma summary presents consolidated financial information as if Audience had been acquired on January 1, 2014. The unaudited pro-forma financial information is based on historical results of operations and financial position of the Company and Audience. The pro-forma results include:

•	estimated amortization of a definite-lived developed technology intangible asset,

•	the estimated cost of the inventory step-up to fair value,

•	the estimated depreciation expense of the fixed asset step-up to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition and

•	the reclassification of Audience transaction costs from 2015 to the first quarter of 2014
The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

Summary Selected Unaudited Pro-forma Combined Statements of Earnings

(in millions except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$294.6	$323.5	$804.1	$951.4
Net loss	(9.0)	(33.4)	(104.3)	(128.5)
Basic loss per share	(0.10)	(0.38)	(1.19)	(1.46)
Diluted loss per share	$(0.10)	$(0.38)	$(1.19)	$(1.46)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Inventories, net

The following table details the major components of inventories, net (in millions):

	September 30, 2015	December 31, 2014
Raw materials	$69.9	$69.9
Work in progress	33.3	35.8
Finished goods	109.5	92.2
Subtotal	212.7	197.9
Less reserves	(40.7)	(35.9)
Total	$172.0	$162.0

4. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net (in millions):

	September 30, 2015	December 31, 2014
Land	$11.5	$11.9
Buildings and improvements	130.8	112.8
Machinery, equipment and other	659.2	657.6
Subtotal	801.5	782.3
Less accumulated depreciation (1)	(508.1)	(466.4)
Total	$293.4	$315.9

(1) During the nine months ended September 30, 2015, the Company recorded an impairment charge on fixed assets at its Beijing, China facility totaling $3.5 million.

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2015 (in millions):

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2014	$729.1	$185.6	$914.7
Acquisition	47.7	—	47.7
Foreign currency translation	(28.5)	0.2	(28.3)
Balance at September 30, 2015	$748.3	$185.8	$934.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows (in millions):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$7.1	$2.1	$7.5	$1.9
Patents	50.4	16.5	50.0	12.3
Customer Relationships	389.0	230.4	404.6	210.3
Unpatented Technologies	92.5	67.3	65.5	64.8
Other (1)	4.6	3.5	1.6	1.6
Total	543.6	319.8	529.2	290.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$255.8		$270.3

(1) During the nine months ended September 30, 2015, the Company recorded an impairment charge on licenses totaling $0.4 million.

As discussed in Note 2. Acquisition, Knowles acquired developed technologies of $25.9 million during the three months ended September 30, 2015, as a result of the Company's acquisition of Audience. It is included in "Unpatented Technologies" in the table above. This developed technologies intangible asset has been determined provisionally and is subject to revision as additional information about the fair value becomes available. The Company is in the process of finalizing valuations of these developed technologies, and this provisional measurement is subject to change.

Amortization expense totaled $11.1 million and $10.6 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $31.0 million and $32.2 million, respectively.

6. Restructuring and Related Activities

During the three and nine months ended September 30, 2015, the Company recorded restructuring charges resulting from its acquisition of Audience, which is reported as part of the Mobile Consumer Electronics ("MCE") reportable segment. In connection with the acquisition, the Company also incurred expenses related to integration activities within MCE. During the three and nine months ended September 30, 2015, the Company recorded restructuring charges of $8.0 million related to the Audience acquisition. This included severance pay and benefits of $7.2 million and contract termination costs of $0.8 million. All charges were classified as Operating expenses.

In addition, the Company recorded restructuring charges during the three and nine months ended September 30, 2015 and 2014 related to other actions. These actions included residual expenses related to the previously announced plans to consolidate its manufacturing footprint, which are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. Actions include of the cessation of manufacturing operations at its Vienna, Austria facility that was authorized on April 1, 2014 (“Vienna action”), the continued transfer of its capacitor business into lower-cost Asian manufacturing facilities, as well as the reduction in headcount in the MCE business.

For the nine months ended September 30, 2014, the Company incurred $19.4 million of charges related to the Vienna action. This included $14.8 million related to severance pay and benefits and $4.6 million related to contract termination and other costs, of which $13.9 million were classified as Cost of goods sold and $5.5 million were classified as Operating expenses.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mobile Consumer Electronics	$8.7	$2.6	$9.4	$20.7
Specialty Components	0.3	3.2	0.1	6.0
Corporate	0.4	—	0.4	—
Total	$9.4	$5.8	$9.9	$26.7

The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2014	$10.9	$3.0	$13.9
Restructuring charges	8.8	1.1	9.9
Payments	(14.2)	(1.7)	(15.9)
Other, including foreign currency	(0.4)	(0.2)	(0.6)
Balance at September 30, 2015	$5.1	$2.2	$7.3

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet (in millions):

	September 30, 2015	December 31, 2014
Other accrued expenses	$6.9	$13.0
Other liabilities	0.4	0.9
Total	$7.3	$13.9

7. Borrowings

Borrowings consist of the following (in millions):

	September 30, 2015	December 31, 2014
Term loan due January 2019	$288.8	$300.0
$350.0 million revolving credit facility due January 2019	186.0	100.0
Total	474.8	400.0
Less: current maturities	26.3	15.0
Total long-term debt	$448.5	$385.0

The $350.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At September 30, 2015, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

As discussed in Note 2. Acquisition, the Company completed its acquisition of Audience. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand. In addition, the Company amended its existing credit agreement to permit the acquisition, which became effective upon the closing of the acquisition. The amendment modified specific terms and conditions, including the definition of certain covenants.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 2.27% and 1.66% for the nine months ended September 30, 2015 and 2014, respectively. The weighted-average commitment fee on the revolving line of credit was 0.37% and 0.25% for the nine months ended September 30, 2015 and 2014, respectively.

The fair value of the Company's interest rate swap, which will convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments starting in January 2016 and ending in July 2018, was a liability of $2.3 million and $0.2 million at September 30, 2015 and December 31, 2014, respectively.

8. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(17.0)	$—	$(17.0)	$(34.5)	$—	$(34.5)
Employee benefit plans	—	—	—	0.4	(0.1)	0.3
Changes in fair value of cash flow hedges	(1.0)	(0.4)	(1.4)	—	—	—
Total other comprehensive loss	$(18.0)	$(0.4)	$(18.4)	$(34.1)	$(0.1)	$(34.2)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(60.1)	$—	$(60.1)	$(45.4)	$—	$(45.4)
Employee benefit plans	0.3	(0.1)	0.2	0.4	(0.1)	0.3
Changes in fair value of cash flow hedges	(2.1)	—	(2.1)	—	—	—
Total other comprehensive loss	$(61.9)	$(0.1)	$(62.0)	$(45.0)	$(0.1)	$(45.1)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the nine months ended September 30, 2015 and 2014 (in millions).

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive loss	(2.1)	(60.1)	0.2	(62.0)
Balance at September 30, 2015	$(2.3)	$(101.5)	$(11.5)	$(115.3)

	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2013	$44.4	$(7.9)	$36.5
Other comprehensive loss	(45.4)	0.3	(45.1)
Separation-related adjustments	(7.2)	(0.3)	(7.5)
Balance at September 30, 2014	$(8.2)	$(7.9)	$(16.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Income Taxes

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
The Company's ETR for the three and nine months ended September 30, 2015 was an 18.6% benefit and a 0.9% provision, respectively. During the three and nine months ended September 30, 2015, the Company recorded a $3.0 million discrete tax benefit and $1.1 million discrete tax benefit, respectively, for U.S. operations inclusive of the impact of assessing the recoverability of the deferred tax assets in the United States.  As of September 30, 2015, the Company does not expect to benefit any future losses or deferred tax assets generated in the United States.

The Company's ETR for the three and nine months ended September 30, 2014 was a 9.3% benefit and a 65.8% provision, respectively. During the three and nine months ended September 30, 2014, the ETR was impacted by discrete items totaling $1.8 million and $37.5 million, respectively. During the three months ended September 30, 2014, the Company recorded tax expense of $1.7 million related to Chinese withholding taxes paid on 2013 royalty income. During the nine months ended September 30, 2014, the Company also recorded a valuation allowance of $36.8 million on certain foreign subsidiaries' net deferred tax assets, primarily net operating losses, as the Company believes it is more likely than not that these assets will not be realized, which was partially offset by a benefit related to an additional Malaysia tax holiday of $4.4 million.

Absent the discrete items, the ETR for the three and nine months ended September 30, 2015 was a 2.2% benefit and a 3.5% provision, respectively. Absent the discrete items, the ETR for the three and nine months ended September 30, 2014 was a 20.5% benefit and a 6.6% benefit, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The ETR is impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to satisfy. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The impact of these incentives for the three and nine months ended September 30, 2015 was approximately a $6.0 million benefit and a $7.9 million benefit, respectively. The impact of the tax holidays on a per share basis for the three and nine months ended September 30, 2015 was a $0.07 benefit per share and a $0.09 benefit per share, respectively.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The Company evaluates those tax positions quarterly and adjustments are made to reserves when facts and circumstances change. During the nine months ended September 30, 2015, the Company recorded a $0.6 million benefit from the release of a reserve in the second quarter of 2015 related to an uncertain tax position due to the expiration of the statute of limitations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.4 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 stock-based compensation expense was $13.0 million and $6.5 million, respectively. Included in stock-based compensation expense for the three and nine months ended September 30, 2015 is $1.4 million of charges associated with accelerated change-in-control expense recognized as a result of the Audience acquisition, which was paid out during the three months ending September 30, 2015.

Stock Options

The expense related to stock options granted in the nine months ended September 30, 2015 and 2014 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Nine Months Ended September 30,
	2015			2014
Risk-free interest rate	1.24%	to	1.50%	1.32%	to	1.63%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5	to	5.3
Volatility	41.9%	to	42.4%	42.9%	to	49.9%
Fair value at date of grant	$6.59	to	$6.88	$10.73	to	$13.50

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2015 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	1,064,383	$20.81			1,327,990	$29.31
Granted	—	—			1,955,707	18.01
Assumed from Audience acquisition	—	—			29,117	17.50
Exercised	(18,947)	11.79			(2,100)	12.65
Forfeited	(13,380)	23.92			(128,282)	20.91
Expired	(10,925)	21.97			(2,966)	27.82
Outstanding at September 30, 2015	1,021,131	$20.93	$0.9	6.0	3,179,466	$22.61	$0.9	6.3

Exercisable at September 30, 2015	695,248	$19.52	$0.9	5.4	221,060	$29.29	$—	5.5

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at September 30, 2015 were $0.3 million and $19.1 million, respectively. This cost is expected to be recognized over a weighted-average period of 0.4 years for SSARs and 1.5 years for stock options.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the nine months ended September 30, 2015.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2014	390,939	$28.41
Granted	535,492	18.51
Assumed from Audience acquisition	432,254	17.92
Vested	(194,876)	21.08
Forfeited	(49,242)	20.42
Unvested at September 30, 2015	1,114,567	$21.35

At September 30, 2015, $18.0 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

11. Earnings per Share

Basic and diluted earnings per share were computed as follows (in millions except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)

Basic loss per common share:
Basic weighted-average shares outstanding	88,429,627	85,047,991	86,239,337	85,038,151
Basic loss per share	$(0.17)	$(0.17)	$(0.54)	$(1.01)

Diluted loss per common share:
Basic weighted-average shares outstanding	88,429,627	85,047,991	86,239,337	85,038,151
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding	88,429,627	85,047,991	86,239,337	85,038,151
Diluted loss per share	$(0.17)	$(0.17)	$(0.54)	$(1.01)

For the three and nine months ended September 30, 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 3,979,018 and 3,169,495, respectively. For the three and nine months ended September 30, 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 1,807,022 and 1,353,762, respectively.

12. Commitments and Contingent Liabilities

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, Inc., the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for January 25, 2016. On July 23, 2015, an agreement in principle to settle the action was reached. In exchange for broad releases from the Plaintiffs, the settlement provides for the Plaintiffs to receive a cash payment of $6.0 million (the “Settlement Amount”). The Settlement Amount will be paid entirely by Audience’s insurance carriers. None of the individual defendants, Audience or Knowles admitted any wrongdoing in conjunction with the settlement and none of them is responsible for payment of any portion of the Settlement Amount. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. If the court approves the settlement, Audience’s insurance carriers will pay the Settlement Amount to the class. There can be no assurance that the court will approve the settlement and class members may opt out of the settlement and file individual actions. As of September 30, 2015, the Company has accrued $6.0 million of legal reserves with a corresponding accounts receivable amount of $6.0 million on Knowles Consolidated Balance Sheet.

Audience Acquisition-Related Litigation
Between May 15 and May 29, 2015, five substantially similar class action lawsuits challenging the proposed acquisition of Audience, Inc. were filed in the Superior Court of California, Santa Clara County, against the members of Audience’s board of directors and the Company, among others. The lawsuits were subsequently consolidated into a single action. The complaints allege that the members of Audience’s board of directors breached their fiduciary duties to Audience shareholders in connection with the proposed acquisition and that the Company aided and abetted these alleged violations. The plaintiffs seek to enjoin the acquisition, as well as, among other things, compensatory damages and attorney’s fees and costs.

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. The MOU further provides that, following the successful completion of confirmatory discovery, among other things: (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the court for review and approval; (b) the Stipulation will provide for dismissal of the litigation; (c) the Stipulation will include a general release of defendants to the litigation and certain other persons or entities acting for or on behalf of any of them and each of them of claims relating to the transaction; and (d) the proposed settlement is conditioned on final approval by the court after notice to Audience shareholders. The parties completed the confirmatory discovery during the quarter and are now proceeding to finalize the Stipulation. There can be no assurance that the settlement will be finalized or that the court will approve the settlement. As of September 30, 2015, the Company has accrued $0.5 million of legal reserves on Knowles Consolidated Balance Sheet.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. Other than the litigation noted above, the Company’s legal reserves were not significant at September 30, 2015 and 2014.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Mobile Consumer Electronics	$189.2	$182.5	$456.2	$513.2
Specialty Components	105.4	118.3	317.9	342.1
Total consolidated revenue	$294.6	$300.8	$774.1	$855.3

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(15.9)	$(21.7)	$(43.1)	$(62.4)
Specialty Components	17.7	20.5	46.7	51.0
Total segments	1.8	(1.2)	3.6	(11.4)
Corporate expense / other	16.4	12.9	40.8	35.9
Interest expense	3.7	2.0	9.2	4.5
Loss before income taxes	(18.3)	(16.1)	(46.4)	(51.8)
(Benefit from) provision for income taxes	(3.4)	(1.5)	0.4	34.1
Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)

14. Recent Accounting Standards

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2015-16 that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.

In July 2015, the FASB issued ASU 2015-49, a final standard that simplifies the subsequent measurement of inventory by replacing the lower of cost or market test under current U.S. GAAP. Under the current guidance, the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03 and updated the aforementioned in August 2015 through the issuance of 2015-15, which require debt issuance costs related to a recognized debt liability or line of credit, respectively, be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability or line of credit, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This standard will be effective for the Company in the first quarter of 2016 and the guidance is required to be applied retrospectively to all prior periods presented. This is a presentational matter only and the balance will be reclassified as required.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	our dependence on a limited number of large customers;
o	our ability to introduce new or enhanced products with higher margins to offset declining average selling prices;
o	our ability to qualify our products and facilities with customers;
o	managing new product ramps and introductions for our customers;
o	our ability to successfully consummate acquisitions and divestitures and realize synergies;
o	the pace and success of achieving the cost savings from our announced restructurings or acquisitions;
o	timing of OEM product launches;
o	customer purchasing behavior in light of anticipated mobile phone launches;
o	success and rate of multi microphone adoption and our "intelligent audio" solutions;
o	our ability to maintain and expand our OEM relationships;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventory in advance of anticipated orders by customers;
o	macroeconomic and political conditions, both in the United States and internationally;
o	risks associated with impairment of our goodwill;
o	our ability to repatriate or access cash and cash equivalents located outside the United States;
o	fluctuations in our effective tax rate including, but not limited to, changes in the Company's tax holidays or changes in tax law;
o	the level of our indebtedness;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	retaining key personnel;
o	risks and costs inherent in litigation;
o	our ability to obtain, protect, defend or monetize our intellectual property rights;
o	our ability to enter new end user product markets;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	fluctuations in our stock's market price;
o	managing rapid growth;
o	risks associated with international sales and operations;
o	increasing competition and new entrants in the market for our products;
o	managing rapid declines in customer demand for certain of our products or solutions;
o	delays in customer product introductions and other related customer challenges that may occur;
o	fluctuations in operating results and cash flows;
o	our reliance on third parties to manufacture, assemble and test our products;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business; and
o	fluctuations in demand by our telecom and other customers.

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

Overview

On February 28, 2014, the spin-off of Knowles Corporation from Dover Corporation ("Former Parent" or "Dover") into an independent, publicly-traded company (the "Separation") was completed. References to "Knowles," the "Company," "we," "our" or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

We are a market leader and global supplier of advanced micro-acoustic, audio processing, and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. We use our leading position in MEMS (micro-electro-mechanical systems) microphones and strong capabilities in speaker, receiver, and audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, and wearables. We are also the leader in acoustics components used in hearing aids and have a strong position in high end oscillators (timing devices) and capacitors.

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

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers, receivers, integrated modules and audio processing solutions used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

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

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. For additional information on the Audience acquisition, refer to Note 2. Acquisition to our Consolidated Financial Statements.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2015	2014
Revenues	$294.6	$300.8

Gross profit	$88.7	$52.2
Non-GAAP gross profit	$94.5	$94.4

Loss before interest and income taxes	$(14.6)	$(14.1)
Adjusted earnings before interest and income taxes	$19.6	$42.2

Benefit from income taxes	$(3.4)	$(1.5)
Non-GAAP provision for income taxes	$1.6	$7.5

Net loss	$(14.9)	$(14.6)
Non-GAAP net earnings	$14.3	$32.7

Diluted loss per share	$(0.17)	$(0.17)
Non-GAAP diluted earnings per share	$0.16	$0.38

Revenues

Revenues for the third quarter of 2015 were $294.6 million, compared with $300.8 million for the third quarter of 2014, a decrease of $6.2 million or 2.1%. This was due to a decrease in SC revenues of $12.9 million, partially offset by an increase in MCE revenues of $6.7 million. The decrease in SC revenues was due to weaker timing device sales in connection with the continued pause in China long-term evolution ("LTE") infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products. MCE revenues increased due to increased shipments of MEMS microphones, driven by market share gains and multiple microphone adoption, as well as revenues of $12.1 million associated with our recently acquired Audience operations. Also, in the prior year, there was a hold on production and shipments to this key OEM on a prior year version of our MEMS microphone for a specific platform due to a low level defect. Partially offsetting the increase in MCE revenues were lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2015 was $205.4 million, compared with $243.9 million for the third quarter of 2014, a decrease of $38.5 million or 15.8%. This decrease was primarily due to prior year charges related to the resolution of customer claims for products no longer produced, as well as lower fixed asset accelerated depreciation and related inventory charges, which were driven by shorter product life cycles at our Beijing, China facility. In addition, we had a favorable impact from foreign currency translations, cost savings primarily from the prior year cessation of manufacturing operations at our Vienna, Austria facility ("Vienna action") and benefits from productivity initiatives, partially offset by increased shipments driven by a key OEM customer, and the cost of goods sold of $7.3 million associated with our recently acquired Audience operations.

Restructuring Charges

During the three months ended September 30, 2015, we recorded restructuring charges of $9.4 million, comprised primarily of the $8.0 million of restructuring actions associated with the integration of Audience. The remaining charges of $1.4 million primarily relate to the residual expenses related to the Vienna action and the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities, partially offset by a reversal of a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure, of which $0.5 million were classified as Cost of goods sold and $0.9 million were classified as Operating expenses. Total restructuring charges of $0.5 million were classified as Cost of goods sold and $8.9 million were classified as Operating expenses.

During the three months ended September 30, 2014, we recorded restructuring charges of $5.8 million related to our actions to transfer our hearing health business into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the consumer electronics business, of which $4.7 million were classified as Cost of goods sold and $1.1 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2015 was $88.7 million, compared with $52.2 million for the third quarter of 2014, an increase of $36.5 million or 69.9%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2015 was 30.1%, compared with 17.4% for the third quarter of 2014. The increase was primarily due to prior year charges related to the resolution of customer claims for products no longer produced, as well as lower fixed asset accelerated depreciation and related inventory charges, which were driven by shorter product life cycles at our Beijing, China facility. In addition, we had a favorable impact from increased shipments, foreign currency translations, benefits from productivity initiatives and cost savings from the prior year Vienna action, partially offset by lower average selling prices and unfavorable product mix.

Non-GAAP gross profit for the third quarter of 2015 was $94.5 million, compared with $94.4 million for the third quarter of 2014, an increase of $0.1 million or 0.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2015 was 32.1%, compared with 31.4% for the third quarter of 2014. This increase was primarily due to the benefits of increased shipments, favorable foreign currency translations, productivity initiatives and cost savings from the Vienna action, partially offset by lower average selling prices and unfavorable product mix.

Research and Development Expenses

Research and development expenses for the third quarter of 2015 were $33.0 million, compared with $21.0 million for the third quarter of 2014, an increase of $12.0 million or 57.1%. Research and development expenses as a percentage of revenues for the third quarter of 2015 and 2014 were 11.2% and 7.0%, respectively. The increase in research and development expenses and as a percentage of revenues was primarily driven by our recently acquired Audience research and development operations of $10.2 million and an increase in new product development spending.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2015 were $59.2 million, compared with $46.5 million for the third quarter of 2014, an increase of $12.7 million or 27.3%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2015 and 2014 were 20.1% and 15.5%, respectively. The increase was primarily driven by our recently acquired Audience selling and administrative operations of $10.8 million and acquisition related expenses.

Loss Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the third quarter of 2015 was $14.6 million, compared with $14.1 million for the third quarter of 2014, an increase of $0.5 million. This increase was primarily due to higher operating expenses of $21.0 million related to our recently acquired Audience operations and related restructuring actions of $8.0 million, which were partially offset by our higher GAAP gross profit and favorable foreign currency translation.

Adjusted earnings before interest and income taxes ("EBIT") for the third quarter of 2015 was $19.6 million, compared with $42.2 million for the third quarter of 2014, a decrease of $22.6 million. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the third quarter of 2015 was 6.7%, compared with 14.0% for the third quarter of 2014. This decrease was primarily due to higher operating expenses of $17.9 million related to our recently acquired Audience operations and lower average selling prices, partially offset by increased shipments and favorable foreign currency translations.

Interest Expense

Interest expense for the third quarter of 2015 was $3.7 million, compared with $2.0 million for the third quarter of 2014, an increase of $1.7 million. The increase in interest expense was due to a combination of a higher average debt balance outstanding in 2015 compared to 2014 and higher interest rates. The higher average debt balance in 2015 was mainly due to a draw down from our revolving credit facility to fund the Audience acquisition.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the third quarter of 2015 was a 18.6% benefit, compared with a 9.3% benefit for the third quarter of 2014. The ETR for the third quarter of 2015 was impacted by a net discrete benefit totaling $3.0 million. The ETR for the third quarter of 2014 was impacted by a net discrete expense totaling $1.8 million. Absent the discrete items, the ETR for the third quarter of 2015 was a 2.2% benefit, compared with a 20.5% benefit for the third quarter of 2014. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR recalculated as non-GAAP provision for (benefit from) income taxes divided by the total of adjusted EBIT less interest expense for the third quarter of 2015 was a 10.1% provision, compared with an 18.7% provision for the third quarter of 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions. The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. For additional information on these tax holidays, refer to Note 9. Income Taxes to our Consolidated Financial Statements.

Diluted Loss per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $0.17 for the third quarter of 2015 and 2014.

Non-GAAP diluted earnings per share for the third quarter of 2015 was $0.16, compared with $0.38 for the third quarter of 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014
Revenues	$774.1	$855.3

Gross profit	$199.1	$169.0
Non-GAAP gross profit	$219.0	$265.4

Loss before interest and income taxes	$(37.2)	$(47.3)
Adjusted earnings before interest and income taxes	$40.2	$95.9

Provision for income taxes	$0.4	$34.1
Non-GAAP provision for income taxes	$4.5	$8.9

Net loss	$(46.8)	$(85.9)
Non-GAAP net earnings	$26.5	$82.5

Diluted loss per share	$(0.54)	$(1.01)
Non-GAAP diluted earnings per share	$0.30	$0.96

Revenues

Revenues for the nine months ended September 30, 2015 were $774.1 million, compared with $855.3 million for the nine months ended September 30, 2014, a decrease of $81.2 million or 9.5%. This was due to a decrease in MCE and SC revenues of $57.0 million and $24.1 million, respectively. MCE revenues decreased due to lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, driven by market share gains and multiple microphone adoption, as well as revenues of $12.1 million associated with our recently acquired Audience operations. Also, in the prior year, there was a hold on production and shipments to this key OEM on a prior year version of our MEMS microphone for a specific platform due to a low level defect. SC revenues decreased due to weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs and lower pricing, partially offset by increased demand for acoustic and capacitor products.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2015 was $574.6 million, compared with $665.2 million for the nine months ended September 30, 2014, a decrease of $90.6 million or 13.6%. This decrease was primarily due to prior year fixed asset accelerated depreciation and related inventory charges associated with the Vienna action and shorter product life cycles at our Beijing, China facility. In addition, we incurred charges in the prior year related to the resolution of customer claims for products no longer produced and had benefits from productivity initiatives and lower production transfer costs as we have completed multiple migrations of operations into new and existing Asian lower-cost manufacturing facilities. Lastly, we had cost savings from the Vienna action, reduced shipments and favorable impacts from foreign currency translations, partially offset by unfavorable fixed overhead absorption and the cost of goods sold of $7.3 million associated with our recently acquired Audience operations.

Restructuring Charges

During the nine months ended September 30, 2015, we recorded restructuring charges of $9.9 million, comprised primarily of the $8.0 million of restructuring actions associated with the integration of Audience, all of which was classified as Operating expenses. The remaining charges of $1.9 million primarily relate to the residual expenses related to the Vienna action and the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities, partially offset by a reversal of a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure of which $0.4 million were classified as Cost of goods sold and $1.5 million were classified as Operating expenses. Total restructuring charges of $0.4 million was classified as Cost of goods sold and $9.5 million was classified as Operating expenses.

During the nine months ended September 30, 2014, we recorded restructuring charges of $19.4 million related to the Vienna action. This included $14.8 million related to severance pay and benefits and $4.6 million related to contract termination and other costs, of which $13.8 million were classified as Cost of goods sold and $5.6 million were classified as Operating expenses. We also accelerated depreciation on fixed assets, recorded inventory charges of $20.4 million and incurred production transfer costs of $4.7 million, bringing the total recorded costs related to the Vienna action during the nine months ended September 30, 2014 to $44.5 million.

In addition, we recorded restructuring charges of $7.3 million during the nine months ended September 30, 2014 related to other actions. These actions included programs to transfer our hearing health business and certain of our North American based capacitor businesses into new and existing lower-cost Asian manufacturing facilities as well as to reduce headcount in the consumer electronics business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2015 was $199.1 million, compared with $169.0 million for the nine months ended September 30, 2014, an increase of $30.1 million or 17.8%. Gross profit margin (gross profit as a percentage of revenues) for the nine months ended September 30, 2015 was 25.7%, compared with 19.8% for the nine months ended September 30, 2014. This increase was primarily due to prior year fixed asset accelerated depreciation and related inventory charges associated with the Vienna action and shorter product life cycles at our Beijing, China facility. In addition, we incurred prior year charges related to the resolution of customer claims for products no longer produced, cost savings from the Vienna action, benefits from productivity initiatives, favorable product mix and a benefit from foreign currency translations, partially offset by lower average selling prices, unfavorable fixed overhead absorption and lower shipments.

Non-GAAP gross profit for the nine months ended September 30, 2015 was $219.0 million, compared with $265.4 million for the nine months ended September 30, 2014, a decrease of $46.4 million or 17.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the nine months ended September 30, 2015 was 28.3%, compared with 31.0% for the nine months ended September 30, 2014. The decrease in gross profit was primarily due to lower average selling prices, lower fixed overhead absorption and reduced shipments, partially offset by cost savings from the Vienna action, benefits from productivity initiatives, favorable product mix and foreign currency translations.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2015 were $75.3 million, compared with $62.0 million for the nine months ended September 30, 2014, an increase of $13.3 million or 21.5%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2015 and 2014 were 9.7% and 7.2%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by our recently acquired Audience research and development operations of $10.2 million, lower revenue and an increase in new product development spending.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2015 were $151.4 million, compared with $150.8 million for the nine months ended September 30, 2014, an increase of $0.6 million or 0.4%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2015 and 2014 were 19.6% and 17.6%, respectively. The increase in selling and administrative expenses as a percentage of revenues was mainly due to our recently acquired Audience selling and administrative operations of $10.8 million, lower revenue, and transaction-related expenses incurred related to the acquisition of Audience, partially offset by lower legal expenses primarily in connection with intellectual property litigation and cost savings from the Vienna action.

Loss Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the nine months ended September 30, 2015 was $37.2 million, compared with $47.3 million for the nine months ended September 30, 2014, an improvement of $10.1 million. The improvement was primarily due to higher GAAP gross profit and reduced legal expenses, partially offset by higher operating expenses of $21.0 million related to our recently acquired Audience operations and related restructuring actions of $8.0 million.

Adjusted EBIT for the nine months ended September 30, 2015 was $40.2 million, compared with $95.9 million for the nine months ended September 30, 2014, a decrease of $55.7 million or 58.1%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the nine months ended September 30, 2015 was 5.2%, compared with 11.2% for the nine months ended September 30, 2014. These declines were primarily due to lower non-GAAP gross profit and higher operating expenses of $17.9 million related to our recently acquired Audience operations, which were partially offset by reduced legal expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $9.2 million, compared with $4.5 million for the nine months ended September 30, 2014, an increase of $4.7 million. The increase in interest expense was due to a combination of a higher average debt balance outstanding in 2015 compared to 2014, mainly due to a draw down from our revolving credit facility to fund the Audience acquisition, higher interest rates, and having nine months of interest expense during 2015 compared to only seven months of interest expense during 2014 as we incurred $400.0 million of borrowings under our Credit Facilities on February 28, 2014.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the nine months ended September 30, 2015 was a 0.9% provision, compared with a 65.8% provision for the nine months ended September 30, 2014. The ETR for the nine months ended September 30, 2015 was impacted by a net discrete benefit totaling $1.1 million. The ETR for the nine months ended September 30, 2014 was impacted by a net discrete expense totaling $37.5 million, which was mainly driven by a valuation allowance of $36.8 million on certain foreign subsidiaries' net deferred tax assets, partially offset by a benefit related to an additional Malaysia tax holiday of $4.4 million. Absent the discrete items, the ETR for the nine months ended September 30, 2015 was a 3.5% provision, compared with a 6.6% benefit for the nine months ended September 30, 2014. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR for the nine months ended September 30, 2015 was a 14.5% provision, compared with a 9.7% provision for the nine months ended September 30, 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions. The year-to-date ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. For additional information on these tax holidays, refer to Note 9. Income Taxes to our Consolidated Financial Statements.

Diluted Loss per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $0.54 for the nine months ended September 30, 2015, compared with $1.01 for the nine months ended September 30, 2014. The improvement in diluted loss per share was due to lower income tax expense and higher EBIT.

Non-GAAP diluted earnings per share for the nine months ended September 30, 2015 was $0.30, compared with $0.96 for the nine months ended September 30, 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2015	2014	2015	2014
Gross profit	$88.7	$52.2	$199.1	$169.0
Stock-based compensation expense	0.4	0.2	1.0	0.5
Fixed asset and related inventory charges	0.5	13.9	3.5	40.5
Restructuring charges	0.5	4.7	0.4	21.1
Production transfer costs (2)	3.6	8.4	14.2	19.3
Other (3)	0.8	15.0	0.8	15.0
Non-GAAP gross profit	$94.5	$94.4	$219.0	$265.4

Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)
Interest expense, net	3.7	2.0	9.2	4.5
(Benefit from) provision for income taxes	(3.4)	(1.5)	0.4	34.1
Loss before interest and income taxes	(14.6)	(14.1)	(37.2)	(47.3)
Stock-based compensation expense	5.0	2.6	11.6	6.5
Intangibles amortization expense	11.1	10.6	31.0	32.2
Fixed asset and related inventory charges	0.5	13.9	3.5	40.5
Restructuring charges	9.4	5.8	9.9	26.7
Production transfer costs (2)	3.6	8.4	14.2	20.0
Other (3)	4.6	15.0	7.2	17.3
Adjusted earnings before interest and income taxes	$19.6	$42.2	$40.2	$95.9

(Benefit from) provision for income taxes	$(3.4)	$(1.5)	$0.4	$34.1
Income tax effects of non-GAAP reconciling adjustments	(5.0)	(9.0)	(4.1)	25.2
Non-GAAP provision for income taxes	$1.6	$7.5	$4.5	$8.9

Net loss	$(14.9)	$(14.6)	$(46.8)	$(85.9)
Non-GAAP reconciling adjustments (4)	34.2	56.3	77.4	143.2
Income tax effects of non-GAAP reconciling adjustments	(5.0)	(9.0)	(4.1)	25.2
Non-GAAP net earnings	$14.3	$32.7	$26.5	$82.5

Non-GAAP diluted earnings per share	$0.16	$0.38	$0.30	$0.96

Diluted average shares outstanding (5)	88,429,627	85,047,991	86,239,337	85,038,151
Non-GAAP adjustment (6)	1,166,388	777,283	918,361	588,269
Non-GAAP diluted average shares outstanding (6)	89,596,015	85,825,274	87,157,698	85,626,420

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures. Knowles uses non-GAAP measures as supplements to its GAAP results of operations in evaluating certain aspects of its business, and its Board of Directors and executive management team focus on non-GAAP items as key measures of Knowles' performance for business planning purposes. These measures assist Knowles in comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance.

(2) Production Transfer Costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding Gross profit, Selling and administrative expenses, Operating expenses and Loss before interest and income taxes for each period presented.
(3) In 2015, Other represents expenses related to the Audience acquisition. In the third quarter of 2014, Other in Gross profit represents a charge related to the resolution of customer claims for products no longer produced. In 2014, Other in Adjusted earnings before interest and income taxes calculation represents a charge related to the resolution of customer claims for products no longer produced and expenses related to the spin-off of Knowles from Dover Corporation.
(4) The Non-GAAP reconciling adjustments are those adjustments made to reconcile Loss before interest and income taxes to Adjusted earnings before interest and income taxes.
(5) Diluted average shares outstanding are consistent with basic average shares outstanding as all periods are reporting a net loss.
(6) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 13. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net loss.

Mobile Consumer Electronics

	Three Months Ended September 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$189.2		$182.5

Operating loss	$(14.7)	(7.8)%	$(23.0)	(12.6)%
Other expense (income), net	1.2		(1.3)
Loss before interest and income taxes	$(15.9)	(8.4)%	$(21.7)	(11.9)%
Stock-based compensation expense	2.1		0.6
Intangibles amortization expense	8.3		7.7
Fixed asset and related inventory charges	0.5		13.9
Restructuring charges	8.7		2.6
Production transfer costs (1)	0.6		5.4
Other	1.9		15.0
Adjusted earnings before interest and income taxes	$6.2	3.3%	$23.5	12.9%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in loss before interest and income taxes for each period presented.

Revenues

MCE revenues were $189.2 million for the third quarter of 2015, compared with $182.5 million for the third quarter of 2014, an increase of $6.7 million or 3.7%. Revenues increased due to increased shipments of MEMS microphones, driven by market share gains and multiple microphone adoption, as well as the revenues of $12.1 million associated with our recently acquired Audience operations. Also, in the prior year, there was a hold on production and shipments to this key OEM on a prior year version of our MEMS microphone for a specific platform due to a low level defect. Partially offsetting the increase in MCE revenues were lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system.

Operating Loss and Adjusted Earnings Before Interest and Income Taxes

MCE operating loss was $14.7 million for the third quarter of 2015, compared with $23.0 million for the third quarter of 2014, an improvement of $8.3 million or 36.1%. This improvement was primarily due to prior year fixed asset accelerated depreciation and related inventory charges associated with the Vienna action as well as reduced fixed asset accelerated depreciation and related inventory charges which were driven by shorter product life cycles at our Beijing, China facility. In addition, we incurred prior year charges related to the resolution of customer claims for products no longer produced and lowered our production transfer costs as we completed migrations of operations into new and existing lower-cost Asian manufacturing facilities. Lastly, the increase in shipments, benefits from productivity initiatives and favorable impacts from foreign currency translations improved the operating loss. The improvement was partially offset by higher operating expenses of $21.0 million related to our recently acquired Audience operations and its related restructuring actions of $8.0 million, lower average selling prices and unfavorable product mix.

MCE adjusted EBIT was $6.2 million for the third quarter of 2015, compared with $23.5 million for the third quarter of 2014, a decrease of $17.3 million. Adjusted EBIT margin for the third quarter of 2015 was 3.3%, compared with 12.9% for the third quarter of 2014. This decrease was primarily due to higher operating expenses $17.9 million related to our recently acquired Audience operations, lower average selling prices and unfavorable product mix. These declines were partially offset by the increase in shipments, benefits from productivity initiatives and favorable impacts from foreign currency translation.

Specialty Components

	Three Months Ended September 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$105.4		$118.3

Operating earnings	$17.8	16.9%	$18.3	15.5%
Other expense (income), net	0.1		(2.2)
Earnings before interest and income taxes	$17.7	16.8%	$20.5	17.3%
Stock-based compensation expense	0.4		0.5
Intangibles amortization expense	2.8		2.9
Restructuring charges	0.3		3.2
Production transfer costs (1)	3.0		3.0
Adjusted earnings before interest and income taxes	$24.2	23.0%	$30.1	25.4%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $105.4 million for the third quarter of 2015, compared with $118.3 million for the third quarter of 2014, a decrease of $12.9 million or 10.9%. Revenues decreased due to weaker timing device sales in connection with the continued pause in China long-term evolution ("LTE") infrastructure build-outs, lower pricing and the negative impact of foreign currency translation, partially offset by increased demand for acoustic and capacitor products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $17.8 million for the third quarter of 2015, compared with $18.3 million for the third quarter of 2014, a decrease of $0.5 million or 2.7%. The decrease was primarily due to lower pricing, unfavorable fixed overhead absorption and reduced shipments, partially offset by the favorable impact of foreign currency translation, reduced restructuring charges, benefits from productivity initiatives and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities.

SC adjusted EBIT was $24.2 million for the third quarter of 2015, compared with $30.1 million for the third quarter of 2014, a decrease of $5.9 million or 19.6%. Adjusted EBIT margin for the third quarter of 2015 was 23.0%, compared with 25.4% for the third quarter of 2014. The margin decrease was primarily due to lower pricing, unfavorable fixed overhead absorption and reduced shipments, partially offset by the favorable impact of foreign currency translation, benefits from productivity initiatives and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities.

Segment Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Mobile Consumer Electronics

	Nine Months Ended September 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$456.2		$513.2

Operating loss	$(42.1)	(9.2)%	$(64.2)	(12.5)%
Other income, net	1.0		(1.8)
Loss before interest and income taxes	$(43.1)	(9.4)%	$(62.4)	(12.2)%
Stock-based compensation expense	3.6		1.2
Intangibles amortization expense	22.6		23.4
Fixed asset and related inventory charges	3.5		40.5
Restructuring charges	9.4		20.7
Production transfer costs (1)	4.6		9.4
Other	1.9		15.0
Adjusted earnings before interest and income taxes	$2.5	0.5%	$47.8	9.3%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in loss before interest and income taxes for each period presented.

Revenues

MCE revenues were $456.2 million for the nine months ended September 30, 2015, compared with $513.2 million for the nine months ended September 30, 2014, a decrease of $57.0 million or 11.1%. Revenues decreased due to lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, driven by market share gains and multiple microphone adoption, as well as revenues of $12.1 million associated with our recently acquired Audience operations. Also, in the prior year, there was a hold on production and shipments to this key OEM on a prior year version of our MEMS microphone for a specific platform due to a low level defect.

Operating Loss and Adjusted Earnings Before Interest and Income Taxes

MCE operating loss was $42.1 million for the nine months ended September 30, 2015, compared with $64.2 million for the nine months ended September 30, 2014, an improvement of $22.1 million or 34.4%. This improvement was primarily due to lower restructuring and related charges as well as cost savings from the Vienna action, lower legal expenses, benefits from productivity initiatives and favorable product mix. The improvement was partially offset by lower average selling prices, higher operating expenses of $21.0 million related to our recently acquired Audience operations and related restructuring actions of $8.0 million, reduced shipments and lower fixed overhead absorption.

MCE adjusted EBIT was $2.5 million for the nine months ended September 30, 2015, compared with $47.8 million of adjusted EBIT for the nine months ended September 30, 2014, a decrease of $45.3 million or 94.8%. Adjusted EBIT margin for the nine months ended September 30, 2015 was 0.5%, compared with 9.3% for the nine months ended September 30, 2014. This decrease was primarily due to lower average selling prices, higher operating expenses of $17.9 million related to our recently acquired Audience operation, reduced shipments and lower fixed overhead absorption. The decrease was partially offset by cost savings from the Vienna action, lower legal expenses, benefits from productivity initiatives and favorable product mix.

Specialty Components

	Nine Months Ended September 30,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$317.9		$342.0

Operating earnings	$46.7	14.7%	$50.7	14.8%
Other income	—		(0.3)
Earnings before interest and income taxes	$46.7	14.7%	$51.0	14.9%
Stock-based compensation expense	1.7		1.1
Intangibles amortization expense	8.4		8.7
Restructuring charges	0.1		6.0
Production transfer costs (1)	9.6		10.6
Adjusted earnings before interest and income taxes	$66.5	20.9%	$77.4	22.6%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $317.9 million for the nine months ended September 30, 2015, compared with $342.0 million for the nine months ended September 30, 2014, a decrease of $24.1 million or 7.0%. Revenues decreased due to weaker timing device sales in connection with the continued pause in China LTE infrastructure build-outs and lower pricing, partially offset by increased demand for acoustic and capacitor products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $46.7 million for the nine months ended September 30, 2015, compared with $50.7 million for the nine months ended September 30, 2014, a decrease of $4.0 million or 7.9%. The decrease was primarily due to lower pricing and lower fixed overhead absorption, partially offset by lower restructuring charges and production transfer costs, benefits from productivity initiatives and the favorable impact of foreign currency translation.

SC adjusted EBIT was $66.5 million for the nine months ended September 30, 2015, compared with $77.4 million for the nine months ended September 30, 2014, a decrease of $10.9 million or 14.1%. Adjusted EBIT margin for the nine months ended September 30, 2015 was 20.9% compared with 22.6% for the nine months ended September 30, 2014. The decrease was primarily due to lower pricing and lower fixed overhead absorption, partially offset by lower production transfer costs, benefits from productivity initiatives and the favorable impact of foreign currency translation.

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

As discussed above, on July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand. In addition, the amendment to our existing credit agreement modifies specific terms and conditions, including the definition of certain covenants, to permit the acquisition became effective upon the closing of the transaction.

Our cash and cash equivalents totaled $57.9 million and $55.2 million at September 30, 2015 and December 31, 2014, respectively. Of these amounts, cash held by our non-U.S. operations totaled $52.3 million and $53.6 million as of September 30, 2015 and December 31, 2014, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash flows provided by (used in):
Operating activities	$12.4	$89.2
Investing activities	(80.6)	(90.6)
Financing activities	71.7	(69.3)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.6)
Net increase (decrease) in cash and cash equivalents	$2.7	$(71.3)

Operating Activities

The decrease in cash provided by operating activities was primarily driven by the unfavorable impacts of changes in accounts payable and accrued expenses, which were partially offset by favorable impacts of changes in receivables and inventories.

Investing Activities

The decrease in cash used in investing activities was primarily driven by $19.6 million and $13.8 million in lower cash payments for capital expenditures and legal costs incurred to defend our patents, respectively. In addition, we paid $8.0 million in the prior year to acquire a non-controlling interest in a MEMS timing device company that was sold during the fourth quarter of 2014. Partially offsetting the above decreases was the $31.1 million (net of cash and short-term investments) used to acquire the Audience business.

We expect capital expenditures to be in the range of $65 to $75 million for the year ended December 31, 2015.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 primarily related to $86.0 million in additional net borrowings under our revolving credit facility, partially offset by the $11.3 million in scheduled principal payments on our term loan, whereas cash used in financing activities during the nine months ended September 30, 2014 primarily related to cash payments to our Former Parent of $466.5 million as a result of the Separation, partially offset by $400.0 million in proceeds from debt. For additional information on our debt, see Note 7. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 12. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings consist of the following:

(in millions)	September 30, 2015	December 31, 2014
Term loan due January 2019	$288.8	$300.0
$350.0 million revolving credit facility due January 2019	186.0	100.0
Total	474.8	400.0
Less: current maturities	26.3	15.0
Total long-term debt	$448.5	$385.0

The interest rate under these facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At September 30, 2015, we were in compliance with all covenants under these facilities.

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

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 14. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of our exposure to market risk as of December 31, 2014, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The company is in the process of reviewing the internal control structure of an acquired business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the recently acquired business.

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

Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, Inc., the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for January 25, 2016. On July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. The parties executed a stipulation of settlement on October 19, 2015. On October 20, 2015, Plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion is set for November 13, 2015. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. If the court approves the settlement, Audience’s insurance carriers will pay $6.0 million to the class in exchange for releases. There can be no assurance that the court will approve the settlement and class members may opt out of the settlement and file individual actions.

Audience Acquisition-Related Litigation
Between May 15 and May 29, 2015, five substantially similar class action lawsuits challenging the proposed acquisition of Audience, Inc. were filed in the Superior Court of California, Santa Clara County, against the members of Audience’s board of directors and the Company, among others. The lawsuits were subsequently consolidated into a single action. The complaints allege that the members of Audience’s board of directors breached their fiduciary duties to Audience shareholders in connection with the proposed acquisition and that the Company aided and abetted these alleged violations. The plaintiffs seek to enjoin the acquisition, as well as, among other things, compensatory damages and attorney’s fees and costs.

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. The MOU further provides that, following the successful completion of confirmatory discovery, among other things: (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the court for review and approval; (b) the Stipulation will provide for dismissal of the litigation; (c) the Stipulation will include a general release of defendants to the litigation and certain other persons or entities acting for or on behalf of any of them and each of them of claims relating to the transaction; and (d) the proposed settlement is conditioned on final approval by the court after notice to Audience shareholders. The parties completed the confirmatory discovery during the quarter and are now proceeding to finalize the Stipulation. There can be no assurance that the settlement will be finalized or that the court will approve the settlement. As of September 30, 2015, the Company has accrued $0.5 million of legal reserves on Knowles Consolidated Balance Sheet.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. There are no material developments in our previously reported risk factors; however, as a consequence of our acquisition of Audience, we are supplementing our risk factors as follows:

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	November 4, 2015	/s/ JOHN S. ANDERSON
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)