Form 10-K
period 2015-12-31
Knowles Corp
filed 2016-02-19
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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
Yes ☑ No ☐

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

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2015 was $1,540,649,411. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2015 was $18.10 per share. The number of outstanding shares of the registrant’s common stock as of February 16, 2016 was 88,463,090.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

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

Our Company

We are a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets and wearables. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. Our focus on our customers, combined with our unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience. Founded in 1946 and headquartered in Itasca, Illinois, Knowles has approximately 12,000 employees in 15 countries around the world.

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. For additional information on the Audience acquisition, refer to Note 2. Acquisition of the notes to our Consolidated Financial Statements.

On February 11, 2016, we announced our intent to sell the speaker and receiver product line in our mobile consumer electronics segment. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20. Subsequent Events of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

Our Strategy

We are committed to growing market leadership in our current business segments and expanding into attractive adjacent markets. This will be accomplished by leveraging our core high performance, miniature, low power acoustic expertise, increasing the audio content in mobile communications products with disruptive solutions and software and focusing our investments on the segments that we believe will provide significant opportunities. We will concentrate our research and development resources on opportunities that exhibit the greatest potential for optimal long-term returns and by expanding our technology platforms. We remain focused on delivering high quality products and maintaining operational excellence across our business segments. We will measure our success through revenue growth, margin expansion, market share gains, stockholder return and stakeholder satisfaction.

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

•
MCE designs and manufactures innovative acoustic products, including microphones and audio processing technologies used in mobile handsets, tablets and other consumer electronic devices. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

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

We sell our products directly to original equipment manufacturers (“OEMs”) and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide. Our products by segment are as follows:

•
MCE- Includes analog and digital microphones, MEMS microphones, surface mounted device microphones, receivers, speakers, integrated modules, multi-functional devices, ultrasonic sensors, voice processors and integrated audio sub-systems.

•	SC- Includes transducers, oscillators, capacitors and filters.

The following table shows the percentage of total revenue generated by each of our segments for the years ended December 31, 2015, 2014 and 2013:

	Revenue
	Years Ended December 31,
	2015	2014	2013
Mobile Consumer Electronics	61%	60%	64%
Specialty Components	39%	40%	36%

Speaker and receiver product line revenues included in MCE revenue represented 22%, 20% and 21% of total Company revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table shows total assets by segment at December 31, 2015 and 2014:

(in millions)	December 31,
	2015	2014
Mobile Consumer Electronics	$1,153.2	$1,474.1
Specialty Components	542.7	525.8
Corporate / eliminations	1.8	(1.4)
Total	$1,697.7	$1,998.5

Speaker and receiver product line assets included in MCE assets represented $441.1 million and $692.6 million of total Company assets as of December 31, 2015 and 2014, respectively. Goodwill attributable to the MCE segment is included in the speaker and receiver product line assets and as of December 31, 2015 and 2014 represented $328.6 million and $365.5 million, respectively.

Market Trends

Our products are used in a variety of end markets, notably, consumer mobile devices, medical technology, aerospace and defense and telecommunications.

The markets served by MCE continue to be driven by trends in mobile handset and consumer device innovation and demand. Today, mobile device OEMs face challenges to differentiate their products in the global marketplace while managing growing cost pressures and time-to-market expectations. In addition, consumers expect better quality voice calls, audio and video conferencing, sound capture and playback, media content consumption and gaming, as well as extended battery life. To enable smart mobile devices to handle more demanding audio use cases, OEMs are increasingly adopting more intelligent active audio components (audio chipset) and higher performance passive acoustic components. Trends impacting the smartphone market today include:

•
Smartphone growth from feature phone substitution. The smartphone segment within the mobile handset device market has exhibited unit growth over the past several years. There continues to be a positive mix shift from the proliferation of lower-end smartphone devices and the further cannibalization of feature phones (i.e., non-smartphones). The average smartphone continues to drive higher audio content including more microphones and higher value speakers than its feature phone counterpart, compounding the growth of acoustic content as mobile phone sales rise.

•
High-end consumer elasticity. Consumers are reluctant to downgrade from a high-end smartphone to a low-end smartphone in most circumstances. This is especially true as high-end smartphones will likely continue to offer significant performance advantages and new functionality compared to low-end smartphones.

•
Proliferation of premium acoustics and multiple microphone adoption. Consumers are seeking improved acoustics solutions, regardless of the country they live in or the type of device they are using. As a result, acoustic dollar content is generally expanding per device for two primary reasons. First, many of the solutions we are introducing are higher performance and command higher value. Second, a majority of OEMs are increasing the number of acoustic components per device. Over the past several years, we have seen an increase in the number of microphones used in high end smartphones. The benefits to the user are substantial, including reduced background noise, improved voice recognition, better hands-free communication and enhanced audio recording and playback capabilities. OEMs and their customers recognize the importance of these features in their next-generation products. We believe an additional opportunity exists for these trends to expand to mid-range phones and tablets, as well as emerging wearable devices. Knowles can capitalize on these market demands by leveraging our acoustics and audio processing expertise, as well as our proprietary process technologies, to deliver solutions that improve the performance of our OEM customers’ devices.

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

•
Shortened smartphone upgrade plans at U.S. carriers. Several U.S. carriers offer smartphone plans which provide consumers the option of paying for their phone in monthly installments with no upfront lump sum payment and the ability to upgrade again in 12 months. Plans such as these could drive greater-than-expected unit growth (turnover) at the high end, as they are most likely to appeal to high-income consumers seeking to upgrade their phone more frequently.

Our Specialty Components products are sold across diverse end markets. Portions of this segment face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades, expansion and government contracts. The end markets served by Specialty Components consist primarily of the following:

•
Medical and life sciences (i.e., transducers, hearing aids, capacitors). Sales are largely driven by aging demographics, healthcare spending, the rise of a middle class in emerging markets and government subsidies.

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

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In the case of MCE, we currently operate 6 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan and India. Although end-user demand for consumer electronics is global and marketing activities occur globally, the majority of our manufacturing is located in Asia, primarily in China, Malaysia and the Philippines.

In the case of SC, we operate 5 facilities in Asia to serve the manufacturing sites of both hearing aid OEMs and the contract manufacturers who build OEM headsets on behalf of earphone makers. These OEM manufacturing sites are largely based in China, Singapore, Indonesia and Vietnam. Although marketing activities and end-user demand for hearing aid and specialty consumer components is global, manufacturing is primarily located in Asia for the purposes of being close to the point of assembly. We also operate 6 facilities in North America and 3 in Europe for the manufacturing of capacitors and oscillators that support our global telecom and military customers, as well as their suppliers and contract manufacturers.

As a majority of our manufacturing and sales occur outside the United States, we generate the majority of our profits and cash outside the United States. While no significant statutory limitation exists, a repatriation of profits from foreign markets to the United States is inherently inefficient.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across handset, tablet and other consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for mobile handsets has shortened over recent years. Key competitors include:

•	MCE- AAC Technologies, Goertek, ST Microelectronics and Invensense; and

•	SC- Sonion, Rakon, Kyocera and Epson Electronics.

In the MCE segment, our investments in research and development enable us to continually introduce new products with higher performance. Our customers are adopting these higher value microphones, speakers and receivers to improve the overall audio performance of their devices which in turn improves the end user experience. Typically our new products have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products follows a normal downward trend as typically seen in the consumer electronics market. Some OEMs are moving to our higher value intelligent audio solutions to enable additional performance advantages.

For products that were introduced more than 18 months ago, we strive to offset anticipated price erosion through bill of material cost reductions, yield improvements, equipment efficiency and movement to lower-cost manufacturing locations.

In the SC segment, the end markets tend to be more stable. Within acoustics, we see limited competition but continuously invest to improve acoustic performance for our hearing health and high end headset customers. In precision devices, we see a highly fragmented set of competitors across capacitor and oscillator products for a diverse set of end markets including telecom infrastructure, military, aerospace and medical.

Customers, Sales and Distribution

We serve customers in the mobile consumer electronics, medical technology, defense/aerospace, telecommunication infrastructure and other industrial markets. Our customers include some of the largest OEMS and operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global mobile phone and hearing aid manufacturers and many of the largest global EMS companies, particularly in China. For the year ended December 31, 2015, Apple, Inc. accounted for approximately 25% of our total revenue. For the year ended December 31, 2014, Apple, Inc. and Samsung Group accounted for approximately 20% and 12%, respectively, of our total revenue.

For the year ended December 31, 2013, Apple, Inc. and Samsung Group accounted for approximately 25% and 15% of our total revenue, respectively. No other customer accounted for more than 10% of total revenues during these periods.

The following table details our sales by geographic location for the years ended December 31, 2015, 2014 and 2013. These results do not necessarily indicate the geographies where our products are deployed or where end-customer demand is originated.

(in millions)	Years Ended December 31,
	2015	2014	2013
Asia	$781.0	$879.0	$950.4
Europe	102.3	120.4	120.8
Other Americas	8.0	12.4	14.5
Other	7.1	5.1	6.0
Subtotal non-United States	$898.4	$1,016.9	$1,091.7
United States	186.2	124.4	123.1
Total	$1,084.6	$1,141.3	$1,214.8

We manufacture and develop our products at facilities located throughout the world. We maintain sales and technical customer support offices and operating facilities in North America, Europe and Asia. In our Specialty Components segment, we supplement our direct sales force with external sales representatives and distributors. Our global distribution center is located in Penang, Malaysia. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and property, plant and equipment, net, by geographic location, see Note 17. Segment Information of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components. Commodity pricing for various precious metals, such as palladium and gold, and “rare earth” materials (dysprosium and neodymium), fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs.

We rely on highly specialized suppliers or foundries for critical materials, components or subassemblies that are used in our products which, in some cases, may be sole sourced from such suppliers or foundries or, such suppliers or foundries may also be a strategic supplier to one of our competitors or a customer. The loss of any single supplier has not had a material impact on operating profits. However, should an event occur which affects the ability or willingness of any of supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse impact on our results of operations. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain other emerging product and technology opportunities. Expenditures for research and development in fiscal years 2015, 2014, and 2013 were $112.1 million, $83.0 million and $82.6 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into our customers’ products at competitive prices. Our future success may also depend on increasing acoustic content in our customers’ products including assisting our customers with integration of our products and software into their new products and providing support from the concept stage through design, launch and production ramp.

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2015 through 2032. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2015, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES, Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Seasonality

In general, our businesses tend to have stronger revenue in the third and fourth quarters of each calendar year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles due to the highly technical nature of the industries they serve which can result in new OEM product launches that can impact quarterly revenues, earnings and cash flow.

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

Employees

We currently employ approximately 12,000 persons across our facilities in 15 countries. Approximately 91% of these employees are located in Asia. We are subject to various local, national and multi-national laws and regulations relating to our relationships with our employees. Our workforce in the United States is not unionized, however in the European Union, we have established workers councils composed of management and elected members of our workforce. We believe we generally have good relationships with employees and their representative organizations.

Other Information

We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports on the "SEC Filings” link on the Investor Relations section of our Internet website, www.knowles.com. We post each of these reports on the website as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission ("SEC"). The information on our Internet website is not incorporated into this Form 10-K.

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

Readers are cautioned that the matters discussed in these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that are difficult to predict and which could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will be achieved or accomplished. Many factors that could cause actual results or events to differ materially from those anticipated include those matters described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which it is made and Knowles does not assume any obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law. All forward looking statements, expressed or implied, included in this Annual Report on Form 10-K and attributable to Knowles are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue. We undertake no obligation to revise or update publicly any forward looking statement for any reason.

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. In general, we are subject to the same general risks and uncertainties that impact many other companies such as general economic, industry and/or market conditions and growth rates; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Risks Related To Our Business

We derive a significant portion of our consolidated revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.

Our MCE segment derives a significant portion of revenues from a small number of OEM customers which incorporate our acoustic components and audio solutions into mobile handsets, and we expect this trend to continue in the foreseeable future. The mobile handset industry is experiencing and may continue to experience an increasing concentration of market share among a few companies, particularly at the premium tier, contributing to this trend. The industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. Further, many of our top customers employ a dual sourcing strategy which requires them to allocate their purchases of specified products to multiple suppliers. In such cases our share of those customers demand for certain products may fluctuate periodically depending on several factors including end customer demand, pricing and supplier performance. Moreover, we generally operate without binding purchase commitments from our major customers and any cancellation, delay or rescheduling of orders by those customers may adversely affect our operating results. For 2015, our top ten customers accounted for approximately 58% of total revenue. For the year ended December 31, 2015, Apple, Inc. accounted for approximately 25% of our total revenue. The loss of any one of our top customers or a reduction in the purchases of our products by such customers would reduce our revenues and may impair our ability to achieve or sustain expected operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of market share among a few companies and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current market and industry dynamics continue, our MCE segment’s revenues will continue to depend largely upon, and be impacted by the timing, volumes and pricing of future purchases by a limited number of our OEM customers.

We substantially depend on the mobile handset market for a substantial portion of our revenues and any downturn or slower than expected growth in those markets could significantly reduce our revenues and adversely impact our operating results.

Our MCE segment accounted for 61.0% of our consolidated revenues for the year ended December 31, 2015 and the mobile handset market accounted for approximately 50.0% of our consolidated revenues. We expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and significant fluctuations in product supply and demand. Moreover, the mobile handset market may not continue to grow at the rate experienced in recent years or may decline for reasons outside of our control including competition among market participants, market saturation and global economic conditions. The mobile handset market has experienced and may experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Because the strength of the mobile handset market is the primary driver of revenues for our MCE segment, any future downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies, the products and services of our customers or licensees, particularly OEM handset manufacturers, the solvency of key suppliers, failures by counterparties, and negative effects on mobile handset inventories. In addition, our customers’ ability to purchase or pay for our products and services and their customers’ ability to upgrade their mobile handsets could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products or services.

We derive the majority of our MCE revenues from MEMs microphones sold to the mobile handset market and a significant reduction in our sales of MEMS microphones will significantly reduce our revenues and adversely impact our operating results.

Within our MCE segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMS microphones accounted for approximately 37.0% of our total revenue for fiscal 2015 and, if we are successful in divesting our MCE Speaker/Receiver product line, then essentially all of our MCE revenues and profits will be derived from sales of MEMS microphones. We expect that a substantial portion of our revenue will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share or other factor adversely affecting our levels and the timing of our sales of MEMs microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our MCE revenues to substantially decline, which may adversely affect our operating results.

Global markets for the Company’s products are highly competitive and subject to rapid technological change. If the Company is unable to develop new products and compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

We compete in highly competitive, technology-based, industries that are highly dynamic as new technologies are developed and introduced. Our competitors may introduce products that are more technologically advanced than our products or launch new products faster that we can. If our businesses are unable to anticipate or match our competitors’ development or launch of new products, identify customer needs and preferences on a timely basis, or successfully launch or ramp production of new products, our operating results may be adversely affected.

We operate in the highly competitive mobile handset industry which requires us to invest significant capital in developing, qualifying and ramping production of new products without any assurance of product sales which could negatively impact our operating results and profits.

A significant portion of our consolidated revenue is derived from acoustic components and audio solutions, including software, that are required to go through extensive customer qualification processes before being selected by customers for inclusion in their end products. In order to meet the product launch schedules of our top customers, we may invest capital and devote substantial resources, including design, engineering, sales, marketing and programming efforts, based on forecasts provided by these customers, without any assurance that our products will be designed into a customer’s product or qualified by the customer. In such cases, if our product is not designed into or qualified by the customer, we may not recover or realize any return on the capital that we invested and our operating results may be adversely affected.
In addition, the time required and costs incurred by us to ramp-up production for new products can be significant. Certain non-recurring costs and expenditures for tooling and other equipment may not be reusable in manufacturing products for other customers or different products for the same customer. Product ramps typically involve greater volumes of scrap and risks to execution such as higher costs due to inefficiencies and delays in production, all of which can adversely impact our operating results.
We rely on suppliers of a variety of highly engineered or specialized components, sub-assemblies and other inputs, some of whom are sole sourced or use proprietary processes in their operations which, in the event of a business or supply disruption at or by any of these suppliers, the Company may not be able to identify or qualify alternative suppliers in the short-term which could have a material adverse impact on our results of operations.
Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components or subassemblies that are used in our products which, in some cases, may be sole sourced from such suppliers or foundries or, such suppliers or foundries may also be a strategic supplier to one of our competitors or a customer. In either of these cases, should an event occur which affects the ability or willingness of any of such supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse impact on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale or, other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions, operational issues or capacity constraints at a supplier or foundry.
Our revenue, operating profits and cash flows could be adversely affected if we are unable to protect or obtain patent and other intellectual property rights or if intellectual property litigation is successful against us.
We employ various measures to maintain, protect and defend our intellectual property, including enforcing our intellectual property rights in various jurisdictions and forums throughout the world. However, policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming and these measures may not prevent our intellectual property from being challenged, invalidated, copied, disclosed or circumvented. We also may not be successful in litigation or other actions to enforce our intellectual property rights, particularly in countries where intellectual property rights are not highly developed or protected. Litigation, if necessary, may result in retaliatory legal proceedings alleging infringement by us of intellectual property owned by others. We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights, including collecting royalties for use of certain patents included in our patent portfolio in certain foreign jurisdictions due to, among other things: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign patent authorities as to the validity of our patents and those owned by competitors and other parties.
The expense of protecting, defending and enforcing our intellectual property, or defending claims that our products, technology or manufacturing processes infringe the intellectual property rights of others, can vary significantly period to period and, in any given period, could be material and adversely impact our operating results. In addition, in any period, we may have liability for damages arising out of adverse judgments for intellectual property claims in certain jurisdictions and forums that may be material and adversely affect our operating results.

Our goodwill, other intangible assets or long-lived assets may become impaired, which could result in a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2015, the balance of our goodwill, other intangible assets and long-lived assets was $1.2 billion and the total market value of the Company’s outstanding shares was $1.2 billion. Under generally accepted accounting principles in the United States, we review our goodwill, other intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets or long-lived assets is determined to exist, negatively impacting our results of operations.

On February 18, 2016, our closing stock price was $11.09 per share, which implies a market capitalization of $981.1 million.  The book value of our total stockholders’ equity as of December 31, 2015 was $1,006.8 million.  Should our market capitalization remain below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets are materially impaired. In this case, we would be required under generally accepted accounting principles in the United States to record a non-cash charge to our earnings which could adversely impact our financial results.
A significant amount of our cash and cash equivalents are located outside of the United States and our ability to repatriate or access that cash is limited and subject to changes in domestic and foreign tax legislation.

We earn a significant amount of our operating income outside the United States. As of December 31, 2015, $59.7 million of our $63.3 million consolidated cash and cash equivalents and short-term investments were held in countries outside of the United States. Should we have a significant need for cash that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences if we were forced to repatriate cash from outside the United States.
In addition, recently, there have been proposals from Congress and the President to change existing U.S. tax laws in a manner that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although it is uncertain whether, when or in what form, any of these proposals may be enacted or become effective, if any such legislation is enacted, it could have a material adverse impact on our financial results and cash flows.

We may not be successful in selling our MCE speaker and receiver product line, or selling the product line on favorable terms, which, in either case, will have a material adverse effect on our financial results.

On February 11, 2016, we announced our intention to sell our MCE speaker and receiver product line.  As of December 31, 2015, the MCE speaker and receiver product line had total assets of $441.1 million, comprised primarily of goodwill of $328.6 million which is attributable to the MCE segment, current assets of $90.8 million, and property, plant and equipment of $19.8 million. On a standalone basis, the MCE speaker and receiver product line had liabilities of $51.8 million, primarily current liabilities. There can be no assurance that we will be successful in finding a buyer for this product line or, if a buyer is identified, that we will be successful in negotiating favorable terms of a sale, including the purchase price.  Depending upon the ultimate terms of a sale transaction, we could incur a loss on the sale of the MCE speaker and receiver product line or incur impairment charges in addition to those previously incurred for this product line.  Alternatively, if we are unable to sell the MCE speaker and receiver product line, we will evaluate our options for the product line including undertaking a restructuring of the associated business or exiting the market served by this product line altogether, which, in either event, would likely result in material charges being incurred and a material adverse impact on our operating results or financial condition.

Our foreign operations, supply chain and global expansion strategy are subject to various risks that could adversely impact our results of operations.

Many of our manufacturing operations, research and development operations, vendors and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations our results of operations and financial position could be negatively impacted. These risks include:

o	political, social and economic instability and disruptions;
o	government embargoes or trade restrictions;
o	import and export controls;
o	transportation delays and interruptions;
o	labor unrest and current and changing regulatory environments;
o	increased compliance costs, including costs of due diligence;
o	difficulties in staffing and managing multi-national operations; and
o	earthquakes, floods or other natural disasters or catastrophic events.

Our success depends on our ability to attract and retain key employees.

Our future success depends largely on the continued service and efforts of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain and motivate them, particularly in an environment of cost reductions and a general move toward more performance-based compensation for executives and key management.

Implementing our business strategy also requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. Competition for such experienced technical personnel in our industry and where we are located is intense, and we cannot assure that we can continue to recruit and retain such personnel. For example, a considerable amount of our operations are located in China and there is substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be impaired.

We have and continue to invest in strategic acquisitions and make strategic investments that, if not successful, could adversely affect our financial results or fail to create or sustain stockholder value.

We engage in acquisitions and make strategic investments, which are important to our business strategy, with the goal of maximizing stockholder value. We have acquired businesses and other assets, including patents, technology and other intangible assets and may enter into joint ventures or other strategic transactions, purchase minority equity interests in or make loans to companies that may be private and early-stage. Our acquisitions and strategic investments are generally focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of our acquisitions or strategic investments entail a high degree of risk and require the use of domestic and/or foreign capital. We cannot assure that our acquisitions or strategic investments will be successful in realizing anticipated cost synergies, generate financial returns, be accretive within projected time frames or result in increased adoption or continued use of our technologies, products or services.

In part due to our inexperience with certain adjacent or complimentary technologies and in geographic regions which may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments and we may not achieve them. For example, we recently acquired Audience, Inc. (“Audience”) to expand our ability to deliver intelligent audio solutions. We cannot provide assurance however that that acquisition will be successful in realizing the anticipated cost synergies, that the Audience acquisition will be accretive within our projected time frame, or that our or Audience’s operations, business and financial results will improve.

Further, our ability to achieve the anticipated cost synergies and other benefits from acquisitions and strategic investments within expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We may not, for example, be able to retain key employees from the acquired company, retain key customers or suppliers of the acquired company, integrate critical business systems or derive commercial value from the acquired company’s technology and, as a result or, for other unrelated reasons, we may experience delays in our timing for achieving cost synergies or higher than expected costs in implementing them. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or, if other unforeseen events occur, our business and results of operations may be adversely affected.

In some cases, we also may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired an ownership interest. In addition, depending on our operating performance or that of the acquired business or investment, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.

Our stock price is volatile and may fluctuate significantly which may adversely impact investor confidence and employee retention.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, vendors or our customers may make regarding their operating results, technological innovations, the gain or loss of customers or key opportunities and the risks identified and discussed in this “Risk Factors” section. During fiscal 2015, our closing stock price ranged from a high of $24.97 per share to a low of $12.74 per share. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company would adversely affect our stock price. Global financial markets have experienced volatility in 2015 and 2016 that has affected the market price of many technology companies, with such volatility often unrelated to the operating performance of the affected companies. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

Further, securities class action litigation often is often brought against a public company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.

Our credit agreement requires us to comply with certain financial covenants and our failure to comply could have a material adverse effect on our financial condition.

The credit agreement governing our term loan and revolving credit facility contains covenants requiring us to, among other things, maintain a minimum ratio of consolidated EBITDA to consolidated interest expense and a maximum ratio of consolidated total indebtedness to consolidated EBITDA. In the past, we have obtained amendments from the lenders under the credit agreement which have allowed us to comply with the financial covenants but there can be no assurance that in the future the lenders will agree to such amendments and our inability to comply with the covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and operating results.

There are risks associated with our indebtedness.

Our outstanding indebtedness and any additional indebtedness we incur may have negative consequences, including:

o	requiring us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash flow available for other purposes;
o	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends or other general corporate and other purposes;
o	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
o	increasing our vulnerability to interest rate fluctuations to the extent a portion of our debt has variable interest rates.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such financing and/or refinancing are higher than our current rates, interest expense related to such financing and/or refinancing would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of the financing could be adversely affected.

We face risks arising from the restructuring of our operations globally.

As part of our long-term strategy, we have and will continue to restructure our business to leverage our operations, generate higher margins and maximize shareholder value. These restructurings often include moving production between facilities or to new facilities, closing facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructurings present significant potential risks that could adversely affect our businesses, including delays in finalizing the scope of and implementing, the restructurings (including extensive consultations concerning potential workforce reductions and obtaining agreements from our affected customers for the relocation of our facilities in certain instances), the failure to achieve targeted cost savings, impacts on product quality and delivery interruptions and the failure to meet operational targets and customer requirements. These risks are further complicated by the fact that our restructuring is multi-jurisdictional which subjects it to various legal and regulatory requirements that may affect our ability to restructure our operations as planned.
Our effective tax rate may fluctuate which will impact our future financial results.

Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries having differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws where we operate. We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate.
Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities and these audits may result in allocations of income and/or deductions that result in tax assessments different from amounts that we have estimated. The Company regularly assesses the likelihood of an adverse outcome resulting from these audits to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will ultimately be adequate to satisfy any associated tax liability. If the Company’s effective tax rates were to increase or if the Company’s tax liabilities exceed our estimates and provisions for such taxes, the Company’s operating results could be adversely affected.
Our effective tax rate is favorably impacted by tax holidays granted to us by certain foreign jurisdictions. These tax holidays are subject to the satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. We expect to continue to satisfy all of the conditions but if we fail to satisfy such conditions, our effective tax rate may be significantly adversely impacted. For additional detail, see Note 12. Income Taxes of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."
Moreover, tax rates and laws in the countries where we operate may change, or tax reforms may be enacted domestically or abroad which adversely affect our liquidity, cash flows and future reported financial results or our ability to continue to structure and conduct our business as is done currently.

We are subject to potentially material liability for breaches of confidentiality agreements with certain of our top customers.

We have entered into non-disclosure agreements with several of our top customers which require us not to disclose and to protect certain information regarding, among other things, aspects of those customers’ businesses plans, products and technology. These confidentiality agreements, in some cases, impose strict liability on the Company in the event of any breach of these agreements by us or our employees or agents and, should such a breach occur, the Company’s operating results would be adversely affected.

Our business and operations could suffer in the event of security breaches.

The Company’s networks, servers, applications, computers, mobile devices and any confidential data that is stored or sent using such systems, software or devices or which are stored on third party cloud services which the Company leverages are vulnerable to cyber attacks and cyber breaches which, if successful, could result in loss of valuable intellectual property and trade secrets, disclosure of confidential customer or commercial data or disclosure of government classified information and subject the company to civil liability, fines or penalties which could be material. Attempts by others to gain unauthorized access to our information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have identified several incidents of unauthorized access, to date, none have caused material damage to our business. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives and/or otherwise adversely affect our business. To the extent any security breach results in the disclosure of certain of our customers’ or business partners’ confidential information, we may incur liability to such customers or business partners under confidentiality agreements that we are party to with such parties. We expect to continue to devote resources to the security of our information technology systems.

Our existing foreign operations and ability to expand internationally may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other legal and regulatory constraints.
We have significant operations outside the United States particularly in countries where unofficial payments, gifts or gratuities are part of the business culture and we engage agents in those countries which heightens our risks of exposure to improper actions. Although we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will prevent violations by our employees, agents or business partners of U.S. and/or non-U.S. laws governing payments to government officials, bribery, fraud, anti-kickback, competition, export and import compliance, money laundering and data privacy. Any such violations of these laws or improper actions by such parties could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties or stockholder lawsuits and could damage our reputation.

Our net exposure to exchange rate fluctuations could negatively impact our results of operations.

We conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the euro, the Chinese renminbi (yuan) and the Philippine peso, may, in any period or period(s), negatively affect our business and our operating results due to a number of factors, including, among others:

o	Our products are manufactured and sold outside the United States increase our net exposure to changes in foreign exchange rates.
o	Our products, which are typically sold in U.S. dollars, may become less price-competitive outside the United States as a result of unfavorable foreign exchange rates;
o	Certain of our revenues that are derived from customer sales denominated in foreign currencies could decrease;
o	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;
o
Foreign exchange hedging transactions that we engage in to reduce the impact of currency fluctuations may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform; or

o	The cost of materials, products, services and other expenses outside the United States could be adversely impacted by a weakening of the U.S. dollar.

Our products are complex and could contain defects, which could result in material costs to us and harm our business.

Our products are complex and could contain defects, which could result in material costs to us. Product development in the markets we serve is becoming more focused on audio signal processing for improved audio performance and to enable intelligent and more sophisticated audio solutions. The increasing complexity of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material costs and other adverse consequences to us including, but not limited to: reduced margins, damage to our reputation, a material product recall, replacement costs for product warranty and support, payments to our customers related to recall claims as a result of various industry or business practices, a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and a diversion of the attention of our engineering personnel from our product development efforts. In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into mobile handsets for the global mobile phone industry involves a high degree of risk that such claims may be made. Due to the complex nature of our products, quality and reliability issues may arise after significant volumes of a product have shipped. While we have attempted to contractually limit our financial exposure with many of our customers for such claims, a warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a customer product recall, could have material adverse effects on our business, results of operations, and financial condition.

In addition, our products are typically sold to customers at prices that are significantly lower than the cost of the customer’s products in which they are incorporated. Because a defect in one of our products could give rise to failures in the products that incorporate them, we may face claims for damages that are disproportionate to the revenues we receive from the products involved and because we are self-insured for matters relating to product quality a significant claim(s) could adversely affect our financial position. Moreover, to the extent a defect in one of our products is caused by a defective component supplied to us by a third party, we may nonetheless be held liable to the customer and may be unable to seek or unsuccessful in seeking indemnification from our supplier.
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

Risks Related to Our Recent Spin-Off From Our Former Parent

We have limited history operating as an independent publicly-traded company and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of our future results.

We were spun-off from our Former Parent on February 28, 2014 and have limited operating history as an independent publicly-traded company. The financial information in this Form 10-K for periods prior to the Separation reflects our business as part of our Former Parent. Accordingly, such financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent publicly-traded company during the periods presented or those that we will achieve in the future.

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

The Separation and Distribution Agreement between us and our Former Parent provides, among other things, that we will indemnify our Former Parent for substantially all liabilities relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify our Former Parent under the Separation and Distribution Agreement or other agreements in any period or periods, we may be subject to substantial liabilities that may adversely impact our operating results.
We are subject to continuing contingent tax liabilities of our Former Parent following the Separation.

Under the Code and the related rules and regulations, each corporation that was a member of our Former Parent’s U.S. consolidated group for all or a portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire U.S. consolidated group of our Former Parent. Consequently, if our Former Parent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax which could be substantial and in excess of the amount allocated to us under the Tax Matters Agreement between us and our Former Parent. Other provisions of federal and state law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. These potential tax liabilities could be material in any period or periods, and should we be held liable for such liabilities, our operating results in any such period or periods may be adversely affected.
If the Distribution (as defined below), together with certain related transactions, does not qualify as a transaction that is tax-free for U.S. federal income tax purposes, we, our Former Parent and our stockholders could be subject to a significant tax liability and, in certain circumstances, we could be required to indemnify our Former Parent for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.

A tax opinion of tax counsel to our Former Parent which concluded that the distribution of all of the shares of our common stock to stockholders of our Former Parent in connection with the Separation (the “Distribution”) qualifies as tax-free for U.S. federal income tax purposes as well as a Private Letter Ruling issued by the Internal Revenue Service (the “IRS”) which reached the same conclusion regarding the Distribution, relied on certain facts, assumptions, representations and undertakings from our Former Parent and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. As of the end of fiscal 2015, we were not aware of anything that would make those facts, assumptions, representations and undertakings incorrect.
Under the Tax Matters Agreement between our Former Parent and us, we are required to indemnify our Former Parent against taxes incurred by our Former Parent that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the Distribution failing to qualify for tax-free treatment. Also, under the Tax Matters Agreement, we are required to indemnify our Former Parent for one-half of the taxes and other liabilities incurred by our Former Parent if the Distribution fails to meet the requirements of a tax-free distribution for reasons other than an act or failure to act on the part of us or our Former Parent and therefore we might be required to indemnify our Former Parent for such taxes and liabilities due to circumstances and events not within our control. Under the Tax Matters Agreement, we are also required to indemnify our Former Parent for one-half of certain taxes incurred as a result of the restructuring activities undertaken to effectuate the Distribution. Our indemnification obligations to our Former Parent under the Tax Matters Agreement are not limited by a maximum amount. If we are required to indemnify our Former Parent under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial tax liabilities, which could materially adversely affect our financial position.

Risks Related to Our Corporate Governance

Our business could be negatively affected as a result of the actions of activist or hostile stockholders.

Our business could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, hinder execution of its business strategy and impact the trading value of the Company’s securities. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and the Company is subject to the risks associated with such activism. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with the Company’s ability to execute its strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives and business partners and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of the Company’s common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this discussed in this “Risk Factors” section.

Certain provisions in our certificate of incorporation, by-laws and Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

Each of our certificate of incorporation, our by-laws, and Delaware law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

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

In addition, current Delaware law includes provisions which limit the ability of persons that, without prior board approval, acquire more than 15 percent of the outstanding voting stock of a Delaware corporation from engaging in any business combination with that corporation, including by merger, consolidation or purchases of additional shares, for a three-year period following the acquisition by such persons of more than 15 percent of the corporation’s outstanding voting stock.

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
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the Tax Matters Agreement, we would be required to indemnify our Former Parent for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of our stock, even if we did not participate in or otherwise facilitate the acquisition. Should such indemnity obligation be triggered, such obligation may discourage, delay or prevent a change of control that could be supported by our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. We maintain technical customer support offices and operating facilities in North America, Europe and Asia.

The number, type, location and size of the properties used by our continuing operations as of December 31, 2015 are shown in the following chart:

Total
Number and nature of facilities:
Manufacturing and Distribution	17
Other Facilities (principally sales, research and development and headquarters)	27

Square footage (in 000s):
Owned	985
Leased (1)	1,310

Locations:
Asia	23
North America	13
Europe	8

(1) Expiration dates on leased facilities range from 1 to 8 years.

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

Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, Inc., the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial had been scheduled for January 25, 2016 however, on July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. On October 19, 2015, the parties executed a stipulation of settlement. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. A final settlement approval hearing is scheduled for April 29, 2016. If the court approves the settlement, Audience’s insurance carriers will pay $6.0 million to the class in exchange for releases. There can be no assurance that the court will approve the settlement or that class members will not opt out of the settlement and file individual actions.

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

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. Final settlement documents have been filed with the court which are subject to court approval. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. Notices summarizing the terms of the settlement have been circulated to Audience shareholders and the court is expected to hold a final settlement hearing by July 2016. There can be no assurance that the court will approve the settlement or that class members will not opt out of the settlement and file individual actions. As of December 31, 2015, we have accrued $0.5 million to cover any fees or expenses associated with this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers, as of February 19, 2016.

Name	Age	Position

Jeffrey S. Niew	49	President & Chief Executive Officer

John S. Anderson	52	Senior Vice President & Chief Financial Officer

Christian U. Scherp	50	President, Performance Audio

Paul M. Dickinson	44	President, Intelligent Audio

Gordon A. Walker	39	President, Acoustics

David W. Wightman	61	President, Precision Devices

Alexis Bernard	42	Senior Vice President & Chief Technology Officer

Raymond D. Cabrera	49	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	48	Senior Vice President & Chief Operating Officer

Thomas G. Jackson	50	Senior Vice President, General Counsel & Secretary

Bryan E. Mittelman	45	Vice President, Controller

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
Christian U. Scherp has served as President, Performance Audio since July 2015 and prior thereto he was Co-President, Mobile Consumer Electronics - Speakers and Receivers (from September 2012 to June 2015). Prior to joining Knowles Electronics, Mr. Scherp served as the Global Head of Sales for the Consumer Devices business of TE Connectivity (from November 2011 to August 2012). Additional previous experience includes the following roles at Conexant Systems: Executive Vice President of Sales (from January 2011 to June 2011), Co-President, WW Sales, Marketing, Program Management (from July 2009 to December 2010) and President (from 2008 to 2009).
Paul M. Dickinson has served as President, Intelligent Audio since July 2015 and prior thereto he was Senior Vice President, Corporate Development (from February 2014 to June 2015) and Treasurer (from February to November 2014). Mr. Dickinson started his career with Knowles in October 2013. Previously, Mr. Dickinson was the Chief Financial Officer for EPAY Systems, Inc., from 2012 until moving to Knowles. Additional previous experience includes the following roles at Littelfuse, Inc.: Vice President and General Manager, Semiconductor Business (from 2008 to 2012), Vice President, Corporate Development & Treasurer (from 2005 to 2008), Treasurer (from 2003 to 2005), Director of Accounting and International Finance (from 2000 to 2003) and other finance leadership roles since he joined Littelfuse in 1993.

Gordon A. Walker has served as President, Acoustics since July 2015 and prior thereto he was Co-President, Specialty Components - Acoustics & Hearing Health (from July 2011 to June 2015). Previously, Mr. Walker served in the following roles in the Knowles Electronics division of Knowles Electronics: Vice President and General Manager (from December 2007 to July 2011), General Manager (from January 2006 to December 2007) and Director, Product Management (from September 2004 to December 2005). Prior to such positions, he held marketing, finance and operations roles after joining Knowles Electronics in 1997.
David W. Wightman has served as President, Precision Devices since July 2015 and prior thereto he was Co-President, Specialty Components - Precision Devices (from April 2013 to June 2015). Previously, Mr. Wightman held the position of President of Ceramic & Microwave Products (from August 2004 to April 2013) and President (from February 2000 to August 2004) of Dow-Key Microwave Corporation. Mr. Wightman’s experience also includes leadership roles at Danaher from February 1995 to February 2000.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KN”. The following table presents the high and low prices for our common stock as reported on the NYSE for each of the periods indicated below.

	2015
	Market Prices
	High	Low
First Quarter	$24.97	$17.09
Second Quarter	$21.98	$17.67
Third Quarter	$19.60	$13.31
Fourth Quarter	$22.33	$12.74

Dividends

Since our common stock began trading on the NYSE, we have not paid cash dividends and we do not anticipate paying a cash dividend on our common stock in the immediate future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access to the capital markets.

Holders

The number of holders of record of our common stock as of February 16, 2016 was approximately 1,369.

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

Issuer Purchases of Equity Securities

None.

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Data Source: NYSE

*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on March 3, 2014 in Knowles Corporation common stock, the S&P Mid Cap 400® index and PHLX / Semiconductor Sector IndexSM.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data. We derived the selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, 2013 and 2012 from the audited Consolidated Financial Statements and accompanying notes that are under Item 8, "Financial Statements and Supplementary Data." We derived the selected financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 from our audited Combined Financial Statements and accompanying notes that are not included in this report.

The selected financial data includes costs of Knowles’ businesses, which include the allocation of certain corporate expenses from Dover through the date of the Separation. We believe that these allocations were made on a reasonable basis. The selected historical financial data for the periods prior to the Separation may not be indicative of our future performance as an independent publicly traded company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31,
Statement of Earnings Data (in millions, except for share and per share amounts):	2015 (1)	2014	2013	2012	2011 (1)
Revenue	$1,084.6	$1,141.3	$1,214.8	$1,118.0	$983.3
Gross profit	242.5	232.7	427.9	407.0	378.0
Net (loss) earnings	$(233.8)	$(87.0)	$105.8	$79.1	$98.5

Adjusted for:
Interest expense, net (2)	12.7	6.6	42.0	56.5	39.9
(Benefit from) provision for income taxes	(15.1)	31.9	(4.3)	(0.2)	7.1
EBIT (3)	$(236.2)	$(48.5)	$143.5	$135.4	$145.5
Basic and diluted (loss) earnings per share	$(2.69)	$(1.02)	$1.24	$0.93	$1.16
Basic and diluted shares outstanding (4)	86,802,828	85,046,042	85,019,159	85,019,159	85,019,159

	As of December 31,
Balance Sheet Data (in millions):	2015 (1)	2014	2013	2012	2011 (1)
Total assets	$1,697.7	$1,998.5	$2,170.1	$2,051.1	$2,000.7
Total third party debt and lease obligations (5)(6)	448.7	407.0	1.6	2.3	—
Notes payable to Former Parent, net	N/A	N/A	N/A	528.8	1,419.4

	Years Ended December 31,
Other Data (in millions):	2015 (1)	2014	2013	2012	2011 (1)
Depreciation and amortization	$135.7	$169.9	$130.9	$114.9	$84.8
Capital expenditures	69.0	92.3	91.3	145.6	96.3

(1) On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock of Audience, Inc. On July 4, 2011, the Company (through Dover Corporation) completed the stock acquisition of the Sound Solutions business line from NXP Semiconductors N.V. The Consolidated Statements of Earnings and Consolidated Balance Sheets include the results of operations, net assets acquired and depreciation and amortization expense related to Audience and Sound Solutions since the respective date of acquisitions.

(2) On January 27, 2014, we entered into five-year credit facilities totaling $500.0 million and borrowed $400.0 million on February 28, 2014 to finance a cash payment to Dover in connection with the Separation. The interest expense, net for the periods ending December 31 2015 and 2014 relates to these borrowings. The interest expense, net during all other periods presented relate to interest expense on the net notes payable to Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings and Lines of Credit" section for additional information related to our post-Separation debt.

(3) We use the term “EBIT” throughout this Form 10-K, defined as net earnings plus (i) interest expense and (ii) income taxes. EBIT is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and may not be comparable to similarly titled measures used by other companies. We use EBIT as a supplement to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on EBIT as a key measure of our performance for business planning purposes. This measure assists us in comparing its performance between various reporting periods on a consistent basis, as this measure removes from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of EBIT is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of EBIT to net earnings, the most directly related GAAP measure, please see the Statement of Earnings Data table above. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.

(4) On July 1, 2015, the Company issued 3.2 million shares to former stockholders of Audience and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. On February 28, 2014, the distribution date, Dover stockholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding for the periods prior to the Separation were calculated using the number of Knowles common shares outstanding immediately following the distribution. See Note 18. Earnings per Share of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding earnings per common share.

(5) On January 27, 2014, we entered into a $200.0 million five-year senior secured revolving credit facility, as well as a $300.0 million five-year senior secured term loan facility pursuant to the Original Credit Agreement (the "Original Credit Agreement"), which are referred to collectively as the “Credit Facilities.” In connection with the Separation, we incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to Dover immediately prior to the Separation. On December 31, 2014, we amended our Credit Facilities to increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million but incurred no additional borrowings. On July 1, 2015, we amended our Credit Facilities to facilitate our ability to consummate the Audience acquisition. We funded the cash portion of the consideration through a drawdown of our existing revolving Credit Facility and cash on hand, but incurred no additional borrowings. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings and Lines of Credit" section for additional information related to our post-Separation debt.

(6) Also includes current portion of long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below refer to and should be read in conjunction with our audited Consolidated Financial Statements and related notes under Item 8, "Financial Statements and Supplementary Data." The following discussion contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

Management’s discussion and analysis, which we refer to as “MD&A,” of our results of operations, financial condition and cash flows should be read together with the audited Consolidated Financial Statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data," to provide an understanding of our financial condition, changes in financial condition and results of our operations. We believe the assumptions underlying the Consolidated Financial Statements are reasonable. However, the Consolidated Financial Statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had we been an independent publicly-traded company during all of the periods presented.

Our Business

We are a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in speaker, receiver and audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets and wearables. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. Our focus on our customers, combined with our unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience.

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

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers, receivers, integrated modules and audio processing technologies used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

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

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. For additional information on the Audience acquisition, refer to Note 2. Acquisition of the notes to our Consolidated Financial Statements.

On February 11, 2016, we announced our intent to sell the speaker and receiver product line in our mobile consumer electronics segment. While we’ve made operational improvements to this product line over the past several years, we do not believe this product line can leverage our long-term investment in semiconductor and software design capabilities. By exiting this product line, we anticipate meaningful improvements to our overall gross and operating margins while reducing capital expenditure investments and improving free cash flow.

As a result, the Company expects to reclassify the assets, liabilities and results of the operations of the product line to discontinued operations in the first quarter of 2016. Knowles has not entered into any definitive agreement for the sale of the product line and there can be no assurance that Knowles will complete a sale in a timely manner or at all.

During the fourth quarter of 2015, Knowles recorded a pre-tax impairment charge of $191.5 million resulting from the carrying value of the speaker and receiver product line’s net assets being less than their fair-market value.

For the twelve months ended December 31, 2015, the speaker and receiver product line had revenues of $235.0 million and losses before income taxes of $272.4 million.

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

Results of Operations for the Year Ended December 31, 2015 compared with the Years Ended December 31, 2014 and December 31, 2013

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

	Years Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Revenues	$1,084.6	$1,141.3	$1,214.8

Gross profit	$242.5	$232.7	$427.9
Gross profit as a % of revenues	22.4%	20.4%	35.2%
Non-GAAP gross profit	$320.7	$335.8	$450.1
Non-GAAP gross profit as a % of revenues	29.6%	29.4%	37.1%

(Loss) earnings before interest and income taxes	$(236.2)	$(48.5)	$143.5
Adjusted earnings before interest and income taxes	$66.6	$113.4	$222.3

(Benefit from) provision for income taxes	$(15.1)	$31.9	$(4.3)
Non-GAAP (benefit from) provision for income taxes	$(2.9)	$12.5	$14.5

Net (loss) earnings	$(233.8)	$(87.0)	$105.8
Non-GAAP net earnings	$56.8	$94.3	$165.8

Diluted (loss) earnings per share (1)	$(2.69)	$(1.02)	$1.24
Non-GAAP diluted earnings per share	$0.65	$1.10	$1.95

(1) On July 1, 2015, the Company issued 3.2 million shares to former holders of Audience shares and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. On February 28, 2014, Dover stockholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The computation of diluted earnings per common share for 2013 was calculated using the number of shares distributed on February 28, 2014. See Note 18. Earnings per Share of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding earnings per share.

Revenues

2015 Versus 2014

Revenues for the year ended December 31, 2015 were $1,084.6 million, compared with $1,141.3 million for the year ended December 31, 2014, a decrease of $56.7 million or 5.0%. This was due to a decrease in SC revenues and MCE revenues of $29.3 million and $27.4 million, respectively. SC revenues decreased due to lower pricing and a reduction in timing device shipments in connection with the reduction in China long-term evolution ("LTE") infrastructure build-outs, partially offset by increased demand for new acoustic product introductions and broad-based demand among our capacitor products. MCE revenues decreased due to lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, speakers and receivers, driven by market share gains at one key OEM customer and multiple microphone adoption, as well as revenues of $19.0 million associated with our recently acquired Audience operations. Foreign currency translation negatively impacted consolidated revenues by a negligible amount.

2014 Versus 2013

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

Cost of Goods Sold

2015 Versus 2014

Cost of goods sold for the year ended December 31, 2015 were $785.1 million, compared with $883.9 million for the year ended December 31, 2014, a decrease of $98.8 million or 11.2%. This decrease was driven by numerous factors. We had lower fixed asset accelerated depreciation and related inventory charges associated with the prior year cessation of manufacturing operations at our Vienna, Austria facility (the "Vienna action") and shorter product life cycles at our Beijing, China facility. In addition, we incurred inventory charges in the prior year related to the MEMS microphone that was placed on hold and a charge related to the resolution of customer claims for products no longer produced. In the current year, we had favorable impacts from foreign currency translations, benefits from productivity initiatives and cost savings from the Vienna action. These improvements were partially offset by unfavorable fixed overhead absorption expenses and the impacts from increased shipping volume, which includes $12.6 million associated with our recently acquired Audience operations.

2014 Versus 2013

Cost of goods sold for the year ended December 31, 2014 were $883.9 million, compared with $775.5 million for the year ended December 31, 2013, an increase of $108.4 million or 14.0%. The increase was primarily driven by higher fixed asset accelerated depreciation and related inventory charges of $32.6 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility. The increase was also due to warranty and inventory charges, as well as unfavorable fixed overhead absorption related to the MEMS microphone that was placed on hold and ramp-up costs associated with new product introductions. Lastly, the increase was due to higher production transfer costs of $15.6 million to support the migration of operations into new and existing lower-cost Asian manufacturing facilities and a $15.0 million charge related to the resolution of customer claims for products no longer produced. These increases were partially offset by the impact of lost shipments of the MEMS microphone that was placed on hold and cost savings from restructuring actions.

Impairment of Fixed and Other Assets

2015

During 2015, an impairment charge of $48.2 million was recorded for the speaker and receiver product line within the MCE business segment as we have concluded that the product line lacks a future path to profitability. On February 11, 2016 we announced our intention to sell this product line during 2016. In addition, the MCE and SC business segments recorded other impairment charges in connection with restructuring actions of $3.1 million and $2.1 million, respectively. Refer to Note 4. Impairment of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding impairments of fixed and other assets.

2014

During 2014, impairment charges were recorded in connection with restructuring actions within the MCE business segment.

2013

During 2013, impairment charges were recorded in connection with restructuring actions within the SC business segment.

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

2015

During the year ended December 31, 2015, we recorded restructuring charges of $16.3 million, comprised primarily of the $9.5 million of restructuring expenses associated with the integration of Audience. The remaining charges primarily relate to the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities.

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

In conjunction with this restructuring action, we also accelerated depreciation on fixed assets and recorded inventory charges of $18.8 million and incurred production transfer costs of $6.2 million, bringing the total recorded costs related to the Vienna restructuring action to $45.7 million.

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

2013

In 2013, we incurred restructuring charges of $16.3 million relating to programs to integrate activities within the consumer electronics business, to migrate the Company's U.K.-based capacitor production into our existing lower-cost Asian manufacturing facilities and to reduce headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics.

Gross Profit and Non-GAAP Gross Profit

2015 Versus 2014

Gross profit for the year ended December 31, 2015 was $242.5 million, compared with $232.7 million for the year ended December 31, 2014, an increase of $9.8 million or 4.2%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2015 was 22.4%, compared with 20.4% for the year ended December 31, 2014. This increase was driven by: lower fixed asset and inventory charges as described above, lower restructuring and production transfer costs and the cost savings from such actions. In the current year, the Company had benefits from an increase in shipping volume, which includes the $6.3 million associated with our acquired Audience operations, as well as favorable impacts from productivity initiatives and foreign currency translations. These improvements were partially offset by lower average selling prices, increased impairment charges, higher fixed overhead absorption expenses and unfavorable product mix.

Non-GAAP gross profit for the year ended December 31, 2015 was $320.7 million, compared with $335.8 million for the year ended December 31, 2014, a decrease of $15.1 million or 4.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2015 was 29.6%, as compared with 29.4% for the year ended December 31, 2014. The decrease in gross profit was primarily due to lower average selling prices, lower fixed overhead absorption and unfavorable product mix, partially offset by lower inventory charges in the current year, benefits from productivity initiatives, favorable foreign currency translations and cost savings from the Vienna action.

2014 Versus 2013

Gross profit for the year ended December 31, 2014 was $232.7 million, compared with $427.9 million for the year ended December 31, 2013, a decrease of $195.2 million or 45.6%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2014 was 20.4%, compared with 35.2% for the year ended December 31, 2013. The decline was primarily due to lower average selling prices on mature products and lost production and shipments, as well as warranty and inventory charges, related to the MEMS microphone that was placed on hold. The decrease in gross profit margin for the year ended December 31, 2014 compared to the year ended December 31, 2013 was also driven by higher fixed asset accelerated depreciation and related inventory charges and restructuring charges of $48.1 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility. Lastly, the decrease was due to ramp-up costs associated with new product introductions, higher production transfer costs of $15.6 million to support the migration of operations into new and existing lower-cost Asian manufacturing facilities and a $15.0 million charge related to the resolution of customer claims for products no longer produced. These unfavorable effects were partially offset by cost savings from overall restructuring actions.

Non-GAAP gross profit for the year ended December 31, 2014 was $335.8 million, compared with $450.1 million for the year ended December 31, 2013, a decrease of $114.3 million or 25.4%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2014 was 29.4%, as compared with 37.1% for the year ended December 31, 2013. The decline was primarily due to lower average selling prices on mature products, the impacts of the MEMS microphone that was placed on hold and ramp-up costs associated with new product introductions. These unfavorable effects were partially offset by cost savings from overall restructuring actions.

Research and Development Expenses

2015 Versus 2014

Research and development expenses for the years ended December 31, 2015 and 2014 were $112.1 million and $83.0 million, respectively. Research and development expenses as a percentage of revenues for the years ended December 31, 2015 and 2014 were 10.3% and 7.3%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by our recently acquired Audience research and development operations of $21.5 million, lower revenue and an increase in new product development spending.

2014 Versus 2013

Research and development expenses for the years ended December 31, 2014 and 2013 were $83.0 million and $82.6 million, respectively. Research and development expenses as a percentage of revenues for the years ended December 31, 2014 and 2013 were 7.3% and 6.8%, respectively.

Selling and Administrative Expenses

2015 Versus 2014

Selling and administrative expenses for the year ended December 31, 2015 were $208.1 million, compared with $196.5 million for the year ended December 31, 2014, an increase of $11.6 million or 5.9%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2015 were 19.2%, compared with 17.2% for the year ended December 31, 2014. The increase in selling and administrative expenses as a percentage of revenues was mainly due to our recently acquired Audience operations of $19.6 million, lower revenue and transaction-related expenses incurred related to the acquisition of Audience, partially offset by lower legal expenses primarily in connection with intellectual property litigation which has been settled and cost savings from the Vienna action.

2014 Versus 2013

Selling and administrative expenses for the year ended December 31, 2014 were $196.5 million, compared with $193.0 million for the year ended December 31, 2013, an increase of $3.5 million or 1.8%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2014 were 17.2%, compared with 15.9% for the year ended December 31, 2013. Included in selling and administrative expenses were corporate allocations from our Former Parent of $3.4 million and $23.6 million for the years ended December 31, 2014 and 2013, respectively, which represent administration of treasury, employee compensation and benefits, public and investor relations, internal audit, corporate income tax, supply chain and legal services through the Separation date. In 2014, we also incurred our own costs related to such support functions as part of being an independent company for the majority of the year. The increase in selling and administrative expenses was mainly due to increased legal expenses primarily in connection with intellectual property litigation which has been settled.

Impairment of Intangible Assets

2015

During 2015, an impairment charge of $143.3 million was recorded for the speaker and receiver product line within the MCE business segment as the product line lacked a future path to profitability. Refer to Note 4. Impairment of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding impairments of intangible assets.

(Loss) Earnings Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

2015 Versus 2014

EBIT for the year ended December 31, 2015 was $(236.2) million, compared with $(48.5) million for the year ended December 31, 2014, a decrease of $187.7 million. The decrease was primarily due to the impairment of intangibles of $144.7 million and $43.8 million of expenses from our recently acquired Audience operations, which includes $9.5 million of restructuring expenses, partially offset by reduced legal expenses and higher GAAP gross profit.

Adjusted EBIT for the year ended December 31, 2015 was $66.6 million, compared with $113.4 million for the year ended December 31, 2014, a decrease of $46.8 million or 41.3%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the year ended December 31, 2015 was 6.1%, as compared with 9.9% for the year ended December 31, 2014. These declines were primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses of $27.3 million, which primarily relate to our recently acquired Audience operations. The decrease was partially offset by reduced legal expenses.

2014 Versus 2013

EBIT for the year ended December 31, 2014 was $(48.5) million, compared with $143.5 million for the year ended December 31, 2013, a decrease of $192.0 million. The decrease was primarily due to lower average selling prices on mature products, the impacts of the MEMS microphone that was placed on hold and higher fixed asset accelerated depreciation and related inventory charges and restructuring charges of $45.9 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility. Additionally, the decrease was due to ramp-up costs associated with new product introductions, higher production transfer costs of $16.1 million to support the migration of operations into new and existing lower-cost Asian manufacturing facilities and a $15.0 million charge related to the resolution of customer claims for products no longer produced. These unfavorable effects were partially offset by cost savings from overall restructuring actions.

Adjusted EBIT for the year ended December 31, 2014 was $113.4 million, compared with $222.3 million for the year ended December 31, 2013, a decrease of $108.9 million or 49.0%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the year ended December 31, 2014 was 9.9%, as compared with 18.3% for the year ended December 31, 2013. The decrease was primarily due to lower average selling prices on mature products, the impacts of the MEMS microphone that was placed on hold and ramp-up costs associated with new product introductions. These unfavorable effects were partially offset by cost savings from overall restructuring actions.

Interest Expense, net

2015 Versus 2014

Interest expense, net for the year ended December 31, 2015 was $12.7 million, compared with $6.6 million for the year ended December 31, 2014, an increase of $6.1 million or 92.4%. The increase in interest expense was due to a combination of a higher average debt balance outstanding in 2015 compared to 2014, mainly due to a draw down from our revolving credit facility to fund the Audience acquisition and higher interest rates. Additionally, during 2015 we had twelve months of interest expense for our Credit facilities compared to only ten months of interest expense during 2014. We incurred $400.0 million of borrowings under our Credit Facilities on February 28, 2014.

2014 Versus 2013

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

(Benefit from) Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

2015 Versus 2014

The effective tax rate ("ETR") for the year ended December 31, 2015 was a 6.1% benefit, compared with a 57.9% provision for the year ended December 31, 2014. The change in the ETR is due primarily to the mix of earnings by taxing jurisdictions. The ETR for the year ended December 31, 2015 was favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021, offset unfavorably by the impact of valuation allowances recorded in certain jurisdictions (United States ("U.S."), Austria and China). For additional information on this tax holiday, see Note 12. Income Taxes of the notes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data".

The non-GAAP ETR for the year ended December 31,2015 was a 5.4% benefit, compared with an 11.7% provision for the year ended December 31, 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our tax holidays in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing tax holidays in Malaysia will expire December 31, 2021. The U.S. and Austrian operations were in cumulative loss positions as of December 31, 2015. Based on this, the speaker and receiver product line asset impairments, and other relevant information, the Company concluded that tax losses and deferred assets generated in the U.S. and Austria would not be benefited currently or in the future.

2014 Versus 2013

Prior to the Separation on February 28, 2014, our historical financial statements reflect income tax expense and deferred tax balances that have been calculated on a stand-alone basis although our operations have historically been included in the tax returns filed by our Former Parent.

The ETR for the year ended December 31, 2014 was a 57.9% provision, compared with a 4.2% benefit for the year ended December 31, 2013. The ETR for the year ended December 31, 2014 was impacted by net discrete items of $38.2 million. The discrete items recorded during the year ended December 31, 2014 were primarily due to the recognition of a valuation allowance on certain foreign subsidiaries' net deferred tax assets of $36.8 million, partially offset by a Malaysian tax holiday of $4.4 million. The discrete benefit from the Malaysian tax holiday relates to 2013; however, it was recorded in the second quarter of 2014 when we received approval from the relevant taxing authority. For additional information on this tax holiday, see Note 12. Income Taxes of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data". Absent the discrete items, the ETR for the year ended December 31, 2014 was an 11.4% benefit, compared with a 6.4% benefit for the year ended December 31, 2013. The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

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

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

2015 Versus 2014

Diluted (loss) earnings per share was $(2.69) for the year ended December 31, 2015, compared with $(1.02) for the year ended December 31, 2014. The decrease in diluted (loss) earnings per share was due to lower EBIT, partially offset by income tax benefits.

Non-GAAP diluted earnings per share for the year ended December 31, 2015 was $0.65, compared with $1.10 for the year ended December 31, 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

2014 Versus 2013

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except share and per share amounts)	2015	2014	2013
Gross profit	$242.5	$232.7	$427.9
Stock-based compensation expense	1.3	0.8	—
Fixed asset, inventory and other charges	53.4	39.5	6.9
Restructuring charges	3.6	23.3	7.8
Production transfer costs (2)	18.0	24.5	8.9
Other (3)	1.9	15.0	(1.4)
Non-GAAP gross profit	$320.7	$335.8	$450.1

Net loss	$(233.8)	$(87.0)	$105.8
Interest expense, net	12.7	6.6	42.0
(Benefit from) provision for income taxes	(15.1)	31.9	(4.3)
Loss before interest and income taxes	(236.2)	(48.5)	143.5
Stock-based compensation expense	16.5	9.0	2.0
Intangibles amortization expense	42.1	42.6	45.9
Fixed asset, inventory and other charges	56.5	39.5	6.9
Restructuring charges	16.3	29.6	16.3
Impairment of intangible assets	144.7	—	—
Production transfer costs (2)	18.0	25.2	9.1
Other (3)	8.7	16.0	(1.4)
Adjusted earnings before interest and income taxes	$66.6	$113.4	$222.3

(Benefit from) provision for income taxes	$(15.1)	$31.9	$(4.3)
Income tax effects of non-GAAP reconciling adjustments	12.2	(19.4)	18.8
Non-GAAP (benefit from) provision for income taxes	$(2.9)	$12.5	$14.5

Net loss	$(233.8)	$(87.0)	$105.8
Non-GAAP reconciling adjustments (4)	302.8	161.9	78.8
Income tax effects of non-GAAP reconciling adjustments	12.2	(19.4)	18.8
Non-GAAP net earnings	$56.8	$94.3	$165.8

Non-GAAP diluted earnings per share	$0.65	$1.10	$1.95

Diluted average shares outstanding (5)	86,802,828	85,046,042	85,019,159
Non-GAAP adjustment (6)	961,841	539,734	—
Non-GAAP diluted average shares outstanding (6)	87,764,669	85,585,776	85,019,159

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

(3) In 2015, "Other" in Gross profit and Operating expenses represent expenses related to the Audience acquisition. In 2014, "Other" in Gross profit represents a charge related to the resolution of customer claims for products no longer produced. In 2014, "Other" in Operating expenses represents expenses related to the spin-off of Knowles from Dover Corporation.
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

Segment Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 and the Year Ended December 31, 2013

Mobile Consumer Electronics

	Years Ended December 31,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$656.7		$684.1		$777.2

Operating (loss) earnings	$(239.9)	(36.5)%	$(74.7)	(10.9)%	$122.5	15.8%
Other expense (income), net	0.9		(0.1)		0.5
(Loss) earnings before interest and income taxes	$(240.8)	(36.7)%	$(74.6)	(10.9)%	$122.0	15.7%
Stock-based compensation expense	5.6		1.6		0.3
Intangibles amortization expense	30.9		31.0		31.3
Fixed asset, inventory and other charges	54.4		39.5		6.9
Restructuring charges	13.2		22.0		7.3
Impairment of intangibles	144.7		—		—
Production transfer costs (1)	4.8		12.4		3.8
Other (2)	2.8		15.0		—
Adjusted earnings before interest and income taxes	$15.6	2.4%	$46.9	6.9%	$171.6	22.1%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in (loss) earnings before interest and income taxes for each period presented.

(2) In 2015, Other represents expenses related to the Audience acquisition. In 2014, Other represents a charge related to the resolution of customer claims for products no longer produced.

Revenues

2015 Versus 2014

MCE revenues were $656.7 million for the year ended December 31, 2015, compared with $684.1 million for the year ended December 31, 2014, a decrease of $27.4 million or 4.0%. Revenues decreased due to lower average selling prices, a decrease in shipments to a Korean OEM customer in connection with its lower share of the handset market and softness at a major OEM customer in connection with its transition to a new operating system. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, speakers and receivers, driven by market share gains at one key OEM customer and multiple microphone adoption, as well as revenues of $19.0 million associated with our recently acquired Audience operations.

2014 Versus 2013

MCE revenues were $684.1 million for the year ended December 31, 2014, compared with $777.2 million for the year ended December 31, 2013, a decrease of $93.1 million or 12.0%. Revenues were negatively impacted by a hold on production and shipments of one new version of our MEMS microphone for a specific platform at one key OEM customer due to a low level product defect beginning in the third quarter of 2014. In February 2015, the OEM customer provided us notification that our microphone for this platform was requalified. The decrease in revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013 was also due to lower average selling prices on mature products, reduced shipments to three OEM customers in connection with their lower share of the handset market and a design change at one smartphone OEM customer. These decreases were partially offset by an increase in revenues from other mobile customers, including Chinese OEMs, who gained market share year-over-year.

Operating (Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

2015 Versus 2014

MCE operating loss was $(239.9) million for the year ended December 31, 2015, compared with $(74.7) million for the year ended December 31, 2014, a decrease in earnings of $165.2 million. The decrease was due primarily to intangible and fixed asset impairments in the speaker and receiver product line of $191.5 million, as it lacked a future path to profitability. In addition, MCE's decrease was affected by lower average selling prices, higher operating expenses of $41.1 million related to our recently acquired Audience operations and related restructuring actions of $9.5 million. In addition, MCE had unfavorable fixed overhead absorption and product mix. These unfavorable effects were partially offset by lower restructuring and related charges from the Vienna actions as well as cost savings from the Vienna action. MCE also experienced an increase in revenues due to increased shipments of MEMS microphones, speakers and receivers, driven by market share gains at one key OEM customer and multiple microphone adoption. In addition, MCE had favorable impacts from foreign currency translations, benefits from productivity initiatives and lower legal expenses.

MCE adjusted EBIT was $15.6 million for the year ended December 31, 2015, compared with $46.9 million for the year ended December 31, 2014, a decrease of $31.3 million or 66.7%. Adjusted EBIT margin for the year ended December 31, 2015 was 2.4%, compared with 6.9% for the year ended December 31, 2014. This decrease was primarily due to lower average selling prices, higher operating expenses of $30.3 million related to our recently acquired Audience operations, lower fixed overhead absorption and unfavorable product mix. These unfavorable effects were partially offset by lower impacts from the MEMS microphone that was placed on hold in 2014, cost savings from the Vienna action, favorable impacts from foreign currency translations, benefits from productivity initiatives and lower legal expenses.

2014 Versus 2013

MCE operating (loss) earnings were $(74.7) million for the year ended December 31, 2014, compared with $122.5 million for the year ended December 31, 2013, a decrease of $197.2 million. This decrease was primarily due to lower average selling prices on mature products and lost production and shipments, as well as warranty and inventory charges, related to the MEMS microphone that was placed on hold. The decrease in operating earnings for the year ended December 31, 2014 compared to the year ended December 31, 2013 was also driven by higher fixed asset accelerated depreciation and related inventory charges, restructuring charges and production transfer costs of $55.9 million, mainly associated with the cessation of manufacturing operations at our Vienna, Austria facility and shorter product life cycles at our Beijing, China facility. Lastly, the decrease was due to ramp-up costs associated with new product introductions, a $15.0 million charge related to the resolution of customer claims for products no longer produced and increased legal expenses primarily in conjunction with intellectual property litigation which has been settled. These unfavorable effects were partially offset by cost savings from the Vienna restructuring action.

MCE adjusted EBIT was $46.9 million for the year ended December 31, 2014, compared with $171.6 million for the year ended December 31, 2013, a decrease of $124.7 million or 72.7%. Adjusted EBIT margin for the year ended December 31, 2014 was 6.9%, compared with 22.1% for the year ended December 31, 2013. The decrease was primarily due to lower average selling prices on mature products, the impacts of the MEMS microphone that was placed on hold, ramp-up costs associated with new product introductions and increased legal expenses primarily in conjunction with intellectual property litigation which has been settled. These unfavorable effects were partially offset by cost savings from the Vienna restructuring action.

Specialty Components

	Years Ended December 31,
(in millions)	2015	Percent of Revenues	2014	Percent of Revenues	2013	Percent of Revenues
Revenues	$427.9		$457.2		$437.7

Operating earnings	$60.7	14.2%	$69.5	15.2%	$64.5	14.7%
Other (income) expense, net	(0.3)		—		(0.5)
Earnings before interest and income taxes	$61.0	14.3%	$69.5	15.2%	$65.0	14.9%
Stock-based compensation expense	2.4		1.7		0.8
Intangibles amortization expense	11.2		11.5		14.6
Fixed asset, inventory and other charges	2.1		—		—
Restructuring charges	2.5		7.6		9.0
Production transfer costs (1)	13.2		12.8		5.3
Other	—		—		(1.4)
Adjusted earnings before interest and income taxes	$92.4	21.6%	$103.1	22.6%	$93.3	21.3%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

2015 Versus 2014

SC revenues were $427.9 million for the year ended December 31, 2015, compared with $457.2 million for the year ended December 31, 2014, a decrease of $29.3 million or 6.4%. SC revenues decreased due to lower pricing and a reduction in timing device shipments in connection with the reduction in China LTE infrastructure build-outs, partially offset by increased demand for new acoustic product introductions and broad-based demand among our capacitor products.

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

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

2015 Versus 2014

SC operating earnings were $60.7 million for the year ended December 31, 2015, compared with $69.5 million for the year ended December 31, 2014, a decrease of $8.8 million or 12.7%. The decrease was primarily due to lower pricing and unfavorable fixed overhead absorption, partially offset by the benefits from productivity initiatives, the favorable impact of foreign currency translation and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities.

SC adjusted EBIT was $92.4 million for the year ended December 31, 2015, compared with $103.1 million for the year ended December 31, 2014, a decrease of $10.7 million or 10.4%. Adjusted EBIT margin for the year ended December 31, 2015 was 21.6%, compared with 22.6% for the year ended December 31, 2014. The decrease was primarily due to lower pricing and unfavorable fixed overhead absorption, partially offset by the benefits from productivity initiatives, the favorable impact of foreign currency translation and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities.

2014 Versus 2013

SC operating earnings were $69.5 million for the year ended December 31, 2014, compared with $64.5 million for the year ended December 31, 2013, an increase of $5.0 million or 7.8%. The increase was primarily due to higher sales volumes, cost savings from restructuring actions taken in the prior year and lower intangibles amortization expense. These increases were partially offset by lower pricing and higher production transfer costs of $7.5 million, mainly driven by the transfer of our hearing health business into a new, lower-cost Asian manufacturing facility.

SC adjusted EBIT was $103.1 million for the year ended December 31, 2014, compared with $93.3 million for the year ended December 31, 2013, an increase of $9.8 million or 10.5%. Adjusted EBIT margin for the year ended December 31, 2014 was 22.6%, compared with 21.3% for the year ended December 31, 2013. The increase was primarily due to higher sales volumes and cost savings from restructuring actions taken in the prior year and lower intangibles amortization expense, partially offset by lower pricing.

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

On July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand. In addition, the amendment to our existing credit agreement to modify specific terms and conditions, including the definition of certain covenants to permit the acquisition, became effective upon the closing of the transaction.

Our ability to make payments on and to refinance our indebtedness, including third party debt incurred in connection with the Separation, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash. Due to the global nature of our operations, a significant portion of our cash is held outside the Unites States. Our cash and cash equivalents totaled $63.3 million and $55.2 million at December 31, 2015 and 2014, respectively. Of these amounts, cash held by our non-U.S. operations totaled $59.7 million and $53.6 million as of December 31, 2015 and 2014, respectively.

We hold the vast majority of our cash and operating cash flows outside the United States, since this cash is needed by our foreign subsidiaries to fund our capital expenditures and growth plans, as our manufacturing locations are primarily based outside of the United States. We have not provided for U.S. income taxes on $1.8 billion of undistributed earnings of foreign subsidiaries, because we intend to permanently reinvest these earnings outside the United States.

We generate cash flow in the United States primarily through ongoing product sales, management fees and royalty income and we utilize cash in the United States primarily for expenses relating to operations and corporate functions, including management, administration and research and development. We have generated approximately $15.4 million, $36.4 million and $43.7 million of adjusted operating cash flow in the United States, as defined below, during the years ended December 31, 2015, 2014 and 2013, respectively, which has been sufficient to meet our domestic cash needs in each such year, as most of our capital expenditures and expenses occurred outside of the United States during those years. Adjusted operating cash flow in the United States is not presented in accordance with GAAP and is defined as operating cash flow generated within the United States, net of corporate expense allocations, but excluding net U.S. interest expense related to intercompany notes payable to our Former Parent of $18.4 million for the year ended December 31, 2013. The adjusted operating cash flow in the United States amounts exclude U.S. interest expense related to intercompany net notes payable to our Former Parent, as these notes were settled prior to the Separation and these amounts are not necessarily representative of interest payments related to our future debt. We project that our cash generation within the United States for the foreseeable future will be self-sustaining to meet all estimated U.S. expenditures and, as such, we do not anticipate the need to repatriate the earnings of our foreign subsidiaries in order to satisfy our domestic cash needs, including the service of any third party debt incurred in the United States.

Our management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2015	2014	2013
Net cash flows provided by (used in):
Operating activities	$78.4	$115.5	$174.3
Investing activities	(95.2)	(93.1)	(108.6)
Financing activities	26.1	(71.4)	29.3
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.4)	0.3
Net increase (decrease) in cash and cash equivalents	$8.1	$(50.4)	$95.3

Operating Activities

Cash provided by operating activities in 2015 decreased $37.1 million compared to 2014, primarily due to higher operating expenses and lower revenues. In addition, other changes in operating assets and liabilities, mainly accrued other expenses and deferred taxes, decreased operating cash flows. This was partially offset by a lower investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) of $18.7 million.

Cash provided by operating activities in 2014 decreased $58.8 million compared to 2013, primarily due to lower revenues and increased restructuring and production transfer related expenses. This was partially offset by a lower investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) of $32.2 million. In addition, other changes in operating assets and liabilities, mainly deferred taxes and accrued other expenses, increased operating cash flows.

Investing Activities

Cash used in investing activities results primarily from cash outflows for capital expenditures, the capitalization of patent defense costs and investment activity.

Capital spending. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $63.1 million, $83.9 million and $105.2 million, or 5.8%, 7.4% and 8.7% as a percentage of revenue, for the years ended December 31, 2015, 2014 and 2013, respectively. The large drivers of the capital expenditures have been related to investment in new product launches, the ongoing investment in MEMS manufacturing capacity expansion to support growth in the handset market as well as manufacturing footprint optimization projects. Construction and customization of a new manufacturing facility in Cebu, Philippines started in 2012 and continued throughout 2013. Fully operational in 2014, this 215,000 square foot facility supports several growth and productivity initiatives for us.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when it is believed that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically seven to ten years. During the years ended December 31, 2015, 2014 and 2013, we paid $1.0 million, $16.0 million and $8.6 million, respectively, in gross legal costs related to the defense of our patents. Capitalized patent defense costs decreased in 2015 due primarily to lower legal expenses incurred in 2014 associated with intellectual property litigation which has been settled.

Acquisitions and sales of investments. We paid $35.1 million, net of cash acquired during the year ended December 31, 2015 to acquire Audience. We received proceeds of $4.0 million during the year ended December 31, 2015 from the sale of investments, which were part of the acquisition of Audience. We paid $8.0 million during the year ended December 31, 2014, to acquire a non-controlling interest in a MEMS timing device company and subsequently received proceeds of $14.5 million during the year ended December 31, 2014 from the sale of our non-controlling interest in the same MEMS timing device company.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2015 primarily related to $45.0 million in additional net borrowings under our revolving credit facility, partially offset by the $15.0 million in scheduled principal payments on our term loan, whereas cash used in financing activities during the year ended December 31, 2014 primarily related to cash payments to our Former Parent of $468.2 million as a result of the Separation, partially offset by $400.0 million in proceeds from debt. For additional information on our debt, see Note 11. Borrowings and Lines of Credit of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow and free cash flow as a percentage of revenue. Free cash flow is calculated as cash flow provided by operating activities less capital expenditures. Our management believes these measures are useful in measuring our cash generated from operations and cash generated from operations as a percentage of revenue that is available to repay debt, pay dividends, fund acquisitions and repurchase Knowles’ common stock. Free cash flow and free cash flow as a percentage of revenue are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, free cash flow and free cash flow as a percentage of revenue should not be considered in isolation from, or as an alternative to, any other performance measures determined in accordance with GAAP.

Our businesses tend to have stronger revenue in the third and fourth quarters of each fiscal year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles due to the highly technical nature of the industries they serve, which can result in new OEM product launches that can impact quarterly revenues, earnings and cash flow.

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2015	2014	2013
Cash flow provided by operating activities	$78.4	$115.5	$174.3
Less: Capital expenditures	(63.1)	(83.9)	(105.2)
Free cash flow	$15.3	$31.6	$69.1
Free cash flow as a percentage of revenue	1.4%	2.8%	5.7%

In 2015, we generated free cash flow of $15.3 million, representing 1.4% of revenue, compared to free cash flow in 2014 of $31.6 million, representing 2.8% of revenue and free cash flow in 2013 of $69.1 million, or 5.7% of revenue. The decrease in free cash flow in 2015 compared to 2014, was primarily due to a reduction in earnings. The lower free cash flow in 2014 compared to 2013 was primarily due to a reduction in earnings.

In 2016, we expect capital expenditures to be in the range of 5.0% to 6.0% of revenue.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the normal course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."
Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations and commitments as of December 31, 2015 and the years when these obligations are expected to be due is as follows:

(in millions)		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt (1)	$430.0	$30.0	$400.0	$—	$—
Operating leases (2)	82.3	12.8	21.9	16.7	30.9
Purchase obligations (3)	68.4	68.4	—	—	—
Capital leases (4)	23.1	3.1	5.0	5.0	10.0
Post-retirement benefits (5)	2.0	1.9	—	—	0.1
Total obligations (6)	$605.8	$116.2	$426.9	$21.7	$41.0

(1)  Primarily relates to the maturity of indebtedness under our Revolving Credit Facility and Term Loan due in January 2019. Does not give effect to any early repayment of or future amounts which may be drawn under the Revolving Credit Facility.

(2)  Represents off-balance sheet commitments related to operating leases. See Note 14. Commitments and Contingent Liabilities of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

(3) Represents off-balance sheet commitments for purchase obligations related to open purchase orders with our vendors.
(4)  Represents obligations related to capital leases. See Note 14. Commitments and Contingent Liabilities of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

(5)  Amounts represent estimated benefit payments under our subsidiary's unfunded non-U.S. defined benefit pension plan. In addition, defined benefit plan contributions of $1.7 million were included for 2016 only as they cannot be determined beyond 2016. See Note 15. Employee Benefit Plans of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

(6)  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 12. Income Taxes of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

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

On December 31, 2014, we amended our Credit Facilities to (i) increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million from $200.0 million, (ii) increase the amount of the letter of credit subfacility in the Original Credit Agreement to $50.0 million from $25.0 million, (iii) eliminated the swing line subfacility in the amount of up to $35.0 million in the Original Credit Agreement and (iv) reduced to $100.0 million from $250.0 million the amount of additional incremental revolving or term loans in the Original Credit Agreement. All other terms and conditions of the Credit Facilities remained essentially the same.

On July 1, 2015, the Company amended its existing credit agreement to facilitate its ability to consummate the acquisition of Audience, which became effective upon the closing of the transaction. The amendment, among other things (i) amended the definition of “Consolidated EBITDA” in the credit agreement to allow the Company to make certain adjustments attributable to cash items in excess of the 15% cap set forth therein for any fiscal quarter occurring in the fiscal year 2014 (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities), (ii) provided that pro forma calculations with respect to the acquisition (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities) shall disregard the consolidated EBITDA attributable to Audience for all periods prior to the first day of the first fiscal quarter following the acquisition and (iii) provided that all calculations as to whether the acquisition is a “Permitted Acquisition” under the credit agreement will be made as of the date of the agreement, but after giving effect to the amendment.

On November 19, 2015, the Company entered into a second amendment to its Credit Agreement in which it amended the definition of “change in control” to allow the incumbent board to approve a slate of directors.

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement in connection with the Company’s decision to sell the speakers and receivers product line of the Company’s Mobile Consumer Electronics segment. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speakers and Receivers Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line of the Company’s Mobile Consumer Electronics segment that have been disposed of, abandoned or discontinued or which are being held for sale) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speakers and Receivers Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speakers and Receivers Discontinued Operations shall be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

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

The facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens and entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The facilities also include a requirement, to be tested quarterly, that we maintain both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated in a manner defined in the debt agreement. The facilities include customary events of defaults. We were in compliance with these covenants as of December 31, 2015.

Risk Management

We are exposed to certain market risks which exist as part of our ongoing business operations, including changes in currency exchange rates, the dependence on key customers and price volatility for certain commodities. We do not engage in speculative or leveraged transactions and do not hold or issue financial instruments for trading purposes.

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but adversely would have a negative effect on the cost of materials, products and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the euro, the Malaysian ringgit and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $44.1 million pre-tax.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the year ended December 31, 2015, Apple, Inc. accounted for approximately 25% of our total revenue. For the year ended December 31, 2014, Apple, Inc. and Samsung Group accounted for approximately 20% and 12%, respectively, of our total revenue. For the year ended December 31, 2013, Apple, Inc. and Samsung Group accounted for approximately 25% and 15% of our total revenue. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

A hypothetical 100 basis point change in interest rates affecting our external variable rate borrowings as of December 31, 2015 would be $3.3 million on a pre-tax basis. In 2014, we entered into a forward interest rate swap agreement to fix the interest rate on $100.0 million of our outstanding debt. The swap is effective in January 2016 and matures in July 2018, and the interest rate expense on the $100.0 million will be approximately $1.8 million on a pre-tax basis for the year ending December 31, 2016. Changes to variable interest rates during January 2016 through July 2018 will not impact interest expenses on the notional amount of the swap.

Critical Accounting Policies

Our Consolidated Financial Statements are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. The significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in Note 1. Summary of Significant Accounting Policies of the notes to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

Revenue Recognition: Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. We do not have significant service revenue, licensing income, or multiple deliverable arrangements. We recognize third-party licensing or royalty income as revenue over the related contract term. Revenue is recognized net of customer discounts, rebates and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $9.9 million, $14.3 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Returns and allowances totaled $7.2 million, $10.3 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Indefinite-Lived Assets: Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist. We conduct our annual impairment evaluation in the fourth quarter of each year with an evaluation date of October 1. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. We identified four reporting units for our annual goodwill impairment test. Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses our market assumptions including projections of future cash flows, determinations of appropriate discount rates and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The fair value of all of our reporting units determined in step one exceeded the carrying values by at least 20%. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one during any of the periods presented. Should our market capitalization fall below the book value of our total stockholders’ equity and remain at that level for a sustained period, we could conclude that the fair value of certain of our intangible or long-lived assets are materially impaired, in which case, we would be required under GAAP to record a non-cash charge to our earnings, which could be a significant amount and adversely impact our financial results.

Similar to goodwill, in testing its other indefinite-lived intangible assets for impairment, we use a relief from royalty method to calculate and compare the fair value of the intangible asset to its book value. This method estimates the fair value of trade names by calculating the present value of royalty income that could hypothetically be earned by licensing the trade name to a third party over the remaining useful life. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2015, 2014 or 2013.

See Note 7. Goodwill and Other Intangible Assets of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and indefinite-lived assets.

Other Intangible and Long-Lived Assets: Other intangible assets with determinable lives consist primarily of unpatented technology, patents, trademarks customer relationships and are amortized over their estimated useful lives, ranging from 5 to 15 years. We rely on patents and proprietary technology and seek patent protection for products and methods. We capitalize external legal costs incurred in the defense of our patents when it is believed that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. We assess the future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. Other intangible assets with determinable lives at December 31, 2015, 2014 and 2013 totaled $65.0 million, $238.3 million and $286.3 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we capitalized $0.5 million, $12.7 million and $11.4 million, respectively, in legal costs related to the defense of our patents.

Long-lived assets (including intangible assets with determinable lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. We recorded Impairments of fixed and other assets of $53.4 million, $1.4 million and $3.6 million in 2015, 2014 and 2013, respectively. Additionally, we recorded Impairment of intangible assets of $144.7 million in 2015.

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

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the United States, there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2015, 2014 and 2013 periods.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates for 2015, 2014 and 2013 were (6.1)%, 57.9% and (4.2)%, respectively.

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

We use the Black-Scholes valuation model to estimate the fair value of SSARs and stock options granted to employees. The fair value of each restricted stock unit granted is equal to the share price at the date of the grant. At the time of grant, we estimate forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 13. Equity Incentive Program of the notes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information related to our stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

52	Report of Independent Registered Public Accounting Firm
53	Consolidated Statements of Earnings
54	Consolidated Statements of Comprehensive Earnings
55	Consolidated Balance Sheets
56	Consolidated Statements of Stockholders' Equity
57	Consolidated Statements of Cash Flows
58	Notes to Consolidated Financial Statements
91	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knowles Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knowles Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.
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
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Audience, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Audience, Inc. from our audit of internal control over financial reporting. Audience, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 1.2% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2016

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues	$1,084.6	$1,141.3	$1,214.8
Cost of goods sold	785.1	883.9	775.5
Impairment of fixed and other assets	53.4	1.4	3.6
Restructuring charges - cost of goods sold	3.6	23.3	7.8
Gross profit	242.5	232.7	427.9
Research and development expenses	112.1	83.0	82.6
Selling and administrative expenses	208.1	196.5	193.0
Impairment of intangible assets	144.7	—	—
Restructuring charges	12.7	6.3	8.5
Operating expenses	477.6	285.8	284.1
Operating (loss) earnings	(235.1)	(53.1)	143.8
Interest expense, net	12.7	6.6	42.0
Other (income) expense, net	1.1	(4.6)	0.3
(Loss) earnings before income taxes	(248.9)	(55.1)	101.5
(Benefit from) provision for income taxes	(15.1)	31.9	(4.3)
Net (loss) earnings	$(233.8)	$(87.0)	$105.8

Basic (loss) earnings per share	$(2.69)	$(1.02)	$1.24
Diluted (loss) earnings per share	$(2.69)	$(1.02)	$1.24

Weighted average common shares outstanding:
Basic (1)	86,802,828	85,046,042	85,019,159
Diluted (1)	86,802,828	85,046,042	85,019,159

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

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2015	2014	2013
Net (loss) earnings	$(233.8)	$(87.0)	$105.8

Other comprehensive (loss) earnings, net of tax
Foreign currency translation	(71.7)	(78.6)	32.6

Employee benefit plans:
Actuarial losses arising during period	(0.6)	(4.5)	—
Amortization or settlement of actuarial losses included in net periodic pension cost	0.8	1.0	0.1
Net change in employee benefit plans	0.2	(3.5)	0.1

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(1.4)	(0.2)	(0.1)
Net losses reclassified into earnings	—	—	0.1
Total cash flow hedges	(1.4)	(0.2)	—

Other comprehensive (loss) earnings, net of tax	(72.9)	(82.3)	32.7

Comprehensive (loss) earnings	$(306.7)	$(169.3)	$138.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$63.3	$55.2
Receivables, net of allowances of $1.8 and $0.8	192.4	236.3
Inventories, net	152.0	162.0
Prepaid and other current assets	11.6	10.7
Deferred tax assets	—	9.8
Total current assets	419.3	474.0
Property, plant and equipment, net	224.8	315.9
Goodwill	925.8	914.7
Intangible assets, net	97.0	270.3
Other assets and deferred charges	30.8	23.6
Total assets	$1,697.7	$1,998.5

Current liabilities:
Current maturities of long-term debt	$30.0	$15.0
Accounts payable	116.5	172.1
Accrued compensation and employee benefits	37.3	38.7
Other accrued expenses	41.6	48.8
Federal and other taxes on income	1.5	14.0
Total current liabilities	226.9	288.6
Long-term debt	400.0	385.0
Deferred income taxes	18.4	49.2
Other liabilities	45.6	39.5
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,451,564 and 85,061,449 shares issued at December 31, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	1,449.9	1,372.6
Accumulated deficit	(317.8)	(84.0)
Accumulated other comprehensive loss	(126.2)	(53.3)
Total stockholders' equity	1,006.8	1,236.2
Total liabilities and equity	$1,697.7	$1,998.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Net Former Parent Company Investment	Total Equity
Balance at December 31, 2012	$—	$—	$—	$3.8	$1,184.4	$1,188.2

Net earnings	—	—	—	—	105.8	105.8
Other comprehensive earnings, net of tax	—	—	—	32.7	—	32.7
Net transfers from Parent Company	—	—	—	—	560.4	560.4
Balance at December 31, 2013	$—	$—	$—	$36.5	$1,850.6	$1,887.1

Net loss	—	—	(84.0)	—	(3.0)	(87.0)
Net transfers to Former Parent Company	—	—	—	—	(471.1)	(471.1)
Separation-related adjustments	—	—	—	(7.5)	(11.8)	(19.3)
Reclassification of Net Former Parent Company Investment in connection with the Separation	—	1,364.7	—	—	(1,364.7)	—
Issuance of common stock at Separation	0.9	(0.9)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(82.3)	—	(82.3)
Common stock issued for the exercise of stock options	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	8.7	—	—	—	8.7
Balance at December 31, 2014	$0.9	$1,372.6	$(84.0)	$(53.3)	$—	$1,236.2

Net loss	—	—	(233.8)	—	—	(233.8)
Other comprehensive loss, net of tax	—	—	—	(72.9)	—	(72.9)
Stock-based compensation expense	—	16.5	—	—	—	16.5
Stock-based restructuring charges	—	1.4	—	—	—	1.4
Tax on restricted stock unit vesting	—	(2.2)	—	—	—	(2.2)
Common stock issues for acquisition	—	61.6	—	—	—	61.6
Balance at December 31, 2015	$0.9	$1,449.9	$(317.8)	$(126.2)	$—	$1,006.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2015	2014	2013
Operating Activities
Net (loss) earnings	$(233.8)	$(87.0)	$105.8
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	135.7	151.6	130.9
Impairment of intangibles	144.7	—	—
Impairment charges on fixed and other assets	56.5	1.4	3.6
Deferred income taxes	(25.0)	1.2	(30.0)
Non-cash restructuring related charges	—	18.8	—
Stock-based compensation	16.5	9.0	2.0
Other, net	(1.1)	(2.7)	6.6
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	45.2	(24.3)	(6.5)
Inventories, net	11.7	(18.2)	(14.1)
Prepaid and other current assets	1.6	1.7	(3.2)
Accounts payable	(42.7)	38.0	(16.1)
Accrued compensation and employee benefits	0.3	(3.4)	3.0
Other accrued expenses	(14.9)	23.8	0.5
Accrued taxes	(12.9)	11.6	2.1
Other non-current assets and non-current liabilities	(3.4)	(6.0)	(10.3)
Net cash provided by operating activities	78.4	115.5	174.3

Investing Activities
Additions to property, plant and equipment	(63.1)	(83.9)	(105.2)
Acquisitions of business (net of cash acquired)	(35.1)	—	—
Proceeds from the sale of investments	4.0	14.5	—
Capitalized patent defense costs	(1.0)	(16.0)	(8.6)
Purchase of intellectual property license	(0.5)	—	—
Proceeds from the sale of property, plant and equipment	0.5	0.3	5.2
Purchase of investment	—	(8.0)	—
Net cash used in investing activities	(95.2)	(93.1)	(108.6)

Financing Activities
Payments under revolving credit facility	(85.0)	—	—
Borrowings under revolving credit facility	130.0	—	—
Principal payments on term loan debt	(15.0)	—	—
Proceeds from term loan debt	—	400.0	—
Tax on restricted stock unit vesting	(2.2)	—	—
Payments of capital lease obligations	(1.4)	—	—
Debt issuance costs	(0.3)	(3.3)	—
Net proceeds from exercise of stock-based awards	—	0.1	—
Change in Former Parent Company borrowings, net	—	—	(574.1)
Net transfers (to) from Former Parent Company	—	(468.2)	603.4
Net cash provided by (used in) financing activities	26.1	(71.4)	29.3

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.4)	0.3

Net increase (decrease) in cash and cash equivalents	8.1	(50.4)	95.3
Cash and cash equivalents at beginning of period	55.2	105.6	10.3
Cash and cash equivalents at end of period	$63.3	$55.2	$105.6

Supplemental information - cash paid during the year for:
Income taxes	$19.3	$20.9	$20.7
Interest	$11.2	$6.7	$46.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (the "Company") is a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile handsets, tablets and wearables. The Company is also the leader in acoustics components used in hearing aids and has a strong position in high-end oscillators (timing devices) and capacitors. The Company focuses on its customers, combined with its unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enabling the Company to deliver innovative solutions that optimize the user experience. The Company reports two business segments: Mobile Consumer Electronics (“MCE”) and Specialty Components (“SC”). See Note 17. Segment Information for additional information related to the Company’s segments. References to “Knowles,” “the Company,” “we,” “our” and “us” refer to Knowles Corporation and its consolidated subsidiaries.

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

On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"). The financial results of Audience were included in the Company's consolidated statements of comprehensive earnings and statement of cash flows beginning July 1, 2015 and the consolidated balance sheet as of December 31, 2015. See Note 2. Acquisition for additional information related to the transaction.

On February 11, 2016, the Company announced its intent to sell the speaker and receiver product line in the MCE segment. See Note 20. Subsequent Events for additional information.

Financial Statement Presentation - The Consolidated Financial Statements included in this Annual Report on Form 10-K were derived principally from the consolidated financial statements of the Company. Prior to the Separation on February 28, 2014, the historical financial statements of Knowles were prepared on a stand-alone basis and were derived from Dover's consolidated financial statements and accounting records. Accordingly, Knowles' financial statements prior to February 28, 2014 are presented herein on a combined basis and reflect Knowles' financial position, results of operations and cash flows as its business was operated as part of Dover prior to the Separation, in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and include allocations of certain general corporate expenses of our Former Parent. These allocated expenses include costs associated with corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs and are included in "Corporate" in the accompanying segment information. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the expense allocation methodology reasonable. These allocations, which ceased as of the Separation date, totaled $3.4 million and $23.6 million during the years ended December 31, 2014 and 2013, respectively. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. The Consolidated Financial Statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect the Company's results of operations, financial condition and cash flows had the Company been a stand-alone company during the periods presented.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, the Company corrected various items related to 2012 and 2013.  The incentive compensation accrual was corrected to reflect the actual amounts paid for 2013 incentive compensation and the severance accrual was corrected to include agreements executed in 2013.  These corrections decreased earnings before income taxes by $0.7 million ($0.7 million net of tax). The Company corrected its tax expense to properly reflect Chinese withholding taxes paid on 2013 royalty income, a tax accrual for 2013 unremitted earnings of its foreign affiliate in Taiwan, and tax expense associated with foreign taxes due on 2012 royalty income, which collectively decreased net earnings by $4.0 million. These items are not material to the Consolidated Financial Statements for any impacted period.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and demand deposits with original maturities less than three months.

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

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 1.5 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 7 years. Depreciation expense totaled $91.4 million, $127.3 million and $85.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded fixed and other asset impairments of $56.5 million for the year ended December 31, 2015. See Note 4. Impairments for additional details. In addition, the Company recorded accelerated depreciation on fixed assets related to the cessation of manufacturing at its Vienna, Austria facility totaling $18.3 million and shorter product life cycles at its Beijing, China facility totaling $19.6 million for the year ended December 31, 2014.

Derivative Instruments - The Company uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheet and measures those instruments at fair value.  For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist. The Company conducts its annual impairment evaluation in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The Company identified four reporting units for its annual goodwill impairment test. Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s market assumptions including projections of future cash flows, determinations of appropriate discount rates and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units determined in step one exceeded the carrying values by at least 20%. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one during any of the periods presented. Should the Company's market capitalization remain below the book value of its total stockholders’ equity for a sustained period, the Company may conclude that the fair value of certain of its intangible or long-lived assets are materially impaired. In this case, the Company would be required under GAAP to record a non-cash charge to its earnings, which could adversely impact its financial results.

Similar to goodwill, in testing its other indefinite-lived intangible assets for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its book value. This method estimates the fair value of trade names by calculating the present value of royalty income that could hypothetically be earned by licensing the trade name to a third party over the remaining useful life. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2015, 2014 or 2013.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents and trademarks and are amortized over their estimated useful lives, ranging from 5 to 15 years. The Company relies on patents and proprietary technology and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $0.5 million, $12.7 million and $11.4 million, respectively, in legal costs related to the defense of its patents.

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

During 2015, Knowles recorded a pre-tax impairment charge of $191.5 million resulting from the carrying value of the speaker and receiver product line’s net assets being greater than the fair market value. In addition, Knowles identified other asset impairments of $9.7 million during the year ended December 31, 2015. See Note 4. Impairment, for additional details. During the years ended December 31, 2014 and December 31, 2013, the Company recorded impairments and other charges of $4.3 million and $3.6 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition - Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. The Company does not have significant service revenue, licensing income, or multiple deliverable arrangements. The Company recognizes third-party licensing or royalty income as revenue over the related contract term. Revenue is recognized net of customer discounts, rebates and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $9.9 million, $14.3 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Returns and allowances totaled $7.2 million, $10.3 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of SSARs and stock options granted to employees. The fair value of each restricted stock unit granted is equal to the share price at the date of the grant. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 13. Equity Incentive Program for additional information related to the Company’s stock-based compensation.

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

The Company establishes valuation allowances for its deferred tax assets if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As a result of the Company’s adoption of Accounting Standards Update ("ASU"), 2015-17, the deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single non-current amount. Refer to the Recently Adopted Accounting Standards section for further details.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not provided for any residual U.S. income taxes on the unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested outside the United States. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, or the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. See Note 12. Income Taxes for additional information on the Company’s income taxes and unrecognized tax benefits.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at December 31, 2015, 2014 and 2013 were $3.7 million, $10.8 million and $9.4 million, respectively. The Company also entered into capital leases for new equipment in both the second quarter of 2015 and fourth quarter of 2014 with corresponding capital lease obligations of $13.6 million at December 31, 2015 and $7.0 million at December 31, 2014, respectively. In addition, the Company had no balance in accounts payable for legal costs incurred in the defense of the Company's patents at December 31, 2015, however those balances as of December 31, 2014 and 2013 were $0.5 million and $3.8 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards - In September 2015, the FASB Issued ASU 2015-16, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, a final standard that simplifies the subsequent measurement of inventory by replacing the lower of cost or market test under current U.S. GAAP. Under the current guidance, the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal and transportation). This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 and updated the aforementioned in August 2015 through the issuance of ASU 2015-15, which require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This standard will be effective for the Company in the first quarter of 2016 and the guidance is required to be applied retrospectively to all prior periods presented. This is a presentational matter only and the balance sheet will be reclassified as required.

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

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This standard will be effective for reporting periods beginning after December 15, 2017. The Company intends to adopt the modified retrospective method when applying the new guidance and has not yet determined the effect on its Consolidated Financial Statements.

Recently Adopted Accounting Standards - In November 2015, the FASB issued ASU 2015-17, which requires that an entity, within its statement of financial position, shall classify deferred tax liabilities and assets as non-current amounts. The deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single non-current amount. This treatment is permitted for components of the entity within a particular tax jurisdiction and cannot offset deferred tax assets and liabilities attributed to different tax paying components of the entity or to different jurisdictions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted this guidance prospectively effective December 31, 2015. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements. See Note 12. Income Taxes for additional details.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business - or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This standard was effective for the Company in the first quarter of 2015. The Company adopted this guidance effective January 1, 2015; however, the Company has not had any discontinued operations since that time.

2. Acquisition

On July 1, 2015, the Company completed the acquisition of Shares of Audience for a consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015. Audience is a leader in the area of digital signal processing as well as algorithm and software development.

As a result of the acquisition, the Company issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. Total consideration was approximately $92.8 million, net of cash and short-term investments acquired of $30.5 million. The revenues and net losses from Audience operations in the six months ending December 31, 2015 were $19.0 million and $31.6 million, respectively.

The total purchase consideration of approximately $123.3 million consists of the following (in millions except per share amounts):

Cash consideration paid to Audience shareholders and equity award holders	$61.6
Fair value of shares of Knowles common stock issued to Audience shareholders and equity award holders	60.2
Fair value of restricted stock units assumed	1.5
Fair value of total consideration	$123.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents the preliminary allocation of the purchase price to the net assets acquired on their estimated fair values as of July 1, 2015 (in millions):

Goodwill	$47.8
Cash	26.5
Identified intangible assets	25.8
Inventories	10.3
Property, plant, and equipment	10.7
Other assets	19.5
Total liabilities and accruals	(17.3)
Fair value of total consideration	$123.3

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

Intangible Assets Recorded
The fair value of Audience’s developed technologies intangible asset was determined based on the Multi-Period Excess Earnings Method (MPEEM) of the income approach. The measure is based upon certain unobservable inputs and key assumptions surrounding revenues, growth rates, obsolescence factors and other market based metrics. The developed technologies intangible asset will be amortized on a straight line based over an estimated 5 year useful life. The intangible asset is included in Intangible assets, net within the Knowles Consolidated Balance Sheet.
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
The excess of the fair value of the merger consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies and an increase in product development capabilities. The goodwill resulting from the merger is not deductible for tax purposes. Goodwill has been allocated to the MCE segment, which is the operating segment expected to benefit from the merger.

Impact of Acquisition and Pro-forma Summary
The following unaudited pro-forma summary presents consolidated financial information as if Audience had been acquired on January 1, 2013. The unaudited pro-forma financial information is based on historical results of operations and financial position of the Company and Audience. The pro-forma results include:

•	estimated amortization of a definite-lived developed technology intangible asset,

•	the estimated cost of the inventory step-up to fair value,

•	the estimated depreciation expense of the fixed asset step-up to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition and

•	the reclassification of Audience transaction costs from 2015 to the first quarter of 2013.
The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2013. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2015	2014	2013
Revenues	$1,114.6	$1,254.6	$1,374.9
Net (loss) earnings	(287.7)	(169.7)	89.7
Basic (loss) earnings per share	(3.20)	(1.93)	1.02
Diluted (loss) earnings per share	$(3.20)	$(1.93)	$1.02

3. Related Party Transactions

Prior to the Separation, Knowles had certain related party relationships with our Former Parent and its subsidiaries. Pursuant to the Separation and Distribution, Tax Matters, Employee Matters and certain other agreements entered into between the Company and our Former Parent in connection with the Separation, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent from certain liabilities. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of February 28, 2014. Third parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, Knowles entered into a Transition Services Agreement providing for the performance of certain services by our Former Parent on a temporary basis following the Separation that was completed in the second quarter of 2015.

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

4. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2015, it was determined that the speaker and receiver product line, within the MCE business segment, lacked a future path to profitability, which included a thorough evaluation of key assumptions including selling prices, product margins, as well as future product demand and suggested that the carrying value of the product line’s assets may be impaired. Through the utilization of undiscounted future cash flows to determine the fair value of the assets, the Company concluded that the fair values of the intangible assets and fixed assets associated with the speaker and receiver product line were less than their respective carrying values at December 31, 2015. As a result, the speaker and receiver product line's intangible assets and fixed assets were written down to their fair values and Knowles incurred pre-tax impairment charges of $143.3 million and $48.2 million, respectively.

In addition, during the year ended December 31, 2015, the Company identified other asset impairments within the MCE and SC business segments of $7.6 million and $2.1 million, respectively. These impairments are a result of restructuring actions to consolidate its manufacturing footprint and other measures to further optimize operations.

The Company recorded impairments of fixed and other assets of $53.4 million, impairments of intangible assets of $144.7 million, and $3.1 million resulting from research and development charges, which were recorded within the Impairment of fixed and other assets, Impairment of intangible assets, and Research and development expenses line items within Knowles’ Consolidated Statements of Earnings, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2014 and 2013, certain fixed and other assets were written down to their fair value and Knowles incurred pre-tax impairment charges of $1.4 million and $3.6 million, respectively. The 2014 and 2013 impairment charges were in connection with restructuring actions within the MCE and SC business segments, respectively, and the impairment losses were recognized to the extent that the asset's carrying value exceeded its fair value less costs to sell. These charges were included within the Impairment of fixed and other assets line item within Knowles’ Consolidated Statements of Earnings.

5. Inventories, net

The following table details the major components of inventories, net (in millions):

	December 31, 2015	December 31, 2014
Raw materials	$76.8	$69.9
Work in progress	17.4	35.8
Finished goods	98.2	92.2
Subtotal	192.4	197.9
Less reserves	(40.4)	(35.9)
Total	$152.0	$162.0

6. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net (in millions):

	December 31, 2015	December 31, 2014
Land	$11.3	$11.9
Buildings and improvements	118.9	112.8
Machinery, equipment and other	606.1	657.6
Subtotal	736.3	782.3
Less accumulated depreciation	(511.5)	(466.4)
Total	$224.8	$315.9

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2015 and 2014 are as follows (in millions):

	Mobile Consumer Electronics	Specialty Components	Total
Balance at January 1, 2014	$776.3	$185.6	$961.9
Foreign currency translation	(47.2)	—	(47.2)
Balance at December 31, 2014	729.1	185.6	914.7
Acquisitions (1)	47.8	—	47.8
Foreign currency translation	(36.9)	0.2	(36.7)
Balance at December 31, 2015	$740.0	$185.8	$925.8

(1) Represents goodwill related to the Audience acquisition. See Note 2. Acquisition for additional information on this acquisition.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows (in millions):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$7.5	$1.9
Patents	42.9	14.5	50.0	12.3
Customer Relationships	156.1	143.4	404.6	210.3
Unpatented Technologies	92.4	68.6	65.5	64.8
Other	3.1	3.1	1.6	1.6
Total	294.8	229.8	529.2	290.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$97.0		$270.3

Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $42.1 million, $42.6 million and $45.9 million, respectively. Amortization expense is primarily recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows (in millions):

2016	$19.4
2017	11.2
2018	11.1
2019	10.5
2020	8.2

8. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses (in millions):

	December 31, 2015	December 31, 2014
Warranty	$3.7	$15.5
Restructuring and exit	10.7	13.0
Accrued short term capital leases	3.3	1.2
Other (1)	23.9	19.1
Total	$41.6	$48.8

(1) Primarily represents accrued taxes other than income taxes, accrued volume discounts and accrued commissions (non-employee), none of which are individually significant.

The following table details the major components of other liabilities (in millions):

	December 31, 2015	December 31, 2014
Deferred compensation, principally defined benefit plans	$18.6	$24.3
Unrecognized tax benefits	5.7	6.1
Long term capital leases	15.4	5.8
Restructuring and exit	0.1	0.9
Other	5.8	2.4
Total	$45.6	$39.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in long term capital leases is related to the September 2013 agreement the Company entered into for new equipment in China. The asset balances reside in the machinery, equipment and other line item within the tabulated disclosures in Note 6. Property, Plant and Equipment, net.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Beginning Balance, January 1	$15.5	$3.8
Provision for warranties (2)	0.9	13.9
Settlements made (2)	(12.5)	(2.0)
Other adjustments, including currency translation	(0.2)	(0.2)
Ending balance, December 31	$3.7	$15.5

(2) The decrease in the provision for warranties during the year ended December 31, 2015 was primarily driven by a charge in 2014 related to a low level defect on one new version of the MEMs microphone for a specific platform at one key OEM customer. The increase in settlements made during the year ended December 31, 2015 is primarily driven by the settlement of the 2014 low level defect on one new version of the MEMs microphone.

9. Restructuring and Related Activities

During the year ended December 31, 2015, the Company recorded restructuring charges of $9.5 million resulting from its acquisition of Audience which is reported as part of the MCE reportable segment. This included severance pay and benefits of $9.0 million and contract termination costs of $0.5 million. All charges were classified as Operating expenses. There are no remaining costs to be recognized in future periods associated with this action.

The Company also recorded restructuring charges during 2015 related to other actions, which include expenses related to previously announced plans to consolidate its manufacturing footprint, reduce headcount and other measures to further optimize operations. During the year ended December 31, 2015, the Company recorded restructuring charges of $6.8 million, which included $6.4 million related to severance pay and benefits and $0.4 million related to contract terminations and other costs, of which $3.6 million were classified as Cost of goods sold and $3.2 million were classified as Operating expenses.

During the year ended December 31, 2014, the Company recorded restructuring charges resulting from the cessation of manufacturing operations at its Vienna, Austria facility that was authorized on April 1, 2014 (“Vienna action”), programs to transfer the hearing health business, the continued transfer of its capacitor business into lower-cost Asian manufacturing facilities, and the reduction in headcount in the MCE business. The Company incurred $20.7 million of charges related to the Vienna action, which included $16.0 million related to severance pay and benefits and $4.7 million related to contract terminations and other costs, of which $14.5 million were classified as Cost of goods sold and $6.2 million were classified as Operating expenses. In addition, the Company recorded restructuring charges related to other actions of 8.9 million, which included $8.7 million related to severance pay and benefits and $0.2 million related to contract terminations and other costs, of which $8.8 million were classified as Cost of goods sold and $0.1 million were classified as Operating expenses.

During the year ended December 31, 2013, the restructuring charges of $16.3 million related to programs to integrate activities within the consumer electronics business, to migrate the Company's U.K.-based capacitor production into our existing lower-cost Asian manufacturing facilities and to reduce headcount within our German and North American operations that serve the telecom infrastructure market in order to better align the business with current market dynamics. This included $11.3 million related to severance pay and benefits and $5.0 million related to contract terminations and other costs, of which $7.8 million were classified as Cost of goods sold and $8.5 million were classified as Operating expenses.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details restructuring charges incurred by reportable segment for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
Mobile Consumer Electronics	$13.2	$22.0	$7.3
Specialty Components	2.5	7.6	9.0
Corporate	0.6	—	—
Total	$16.3	$29.6	$16.3

The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2013	$2.5	$0.5	$3.0
Restructuring charges	11.3	5.0	16.3
Payments	(8.7)	(5.0)	(13.7)
Other, including foreign currency	(0.1)	—	(0.1)
Balance at December 31, 2013	$5.0	$0.5	$5.5
Restructuring charges	24.7	4.9	29.6
Payments	(18.1)	(2.0)	(20.1)
Other, including foreign currency	(0.7)	(0.4)	(1.1)
Balance at December 31, 2014	$10.9	$3.0	$13.9
Restructuring charges	15.4	0.9	16.3
Payments	(16.8)	(2.0)	(18.8)
Other, including foreign currency	(0.4)	(0.2)	(0.6)
Balance at December 31, 2015	$9.1	$1.7	$10.8

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet (in millions):

	December 31, 2015	December 31, 2014
Other accrued expenses	$10.7	$13.0
Other liabilities (1)	0.1	0.9
Total	$10.8	$13.9

(1) This represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

10. Hedging Transactions and Derivative Instruments

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as "market risks." The Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks, which are primarily foreign currency risk and interest rate risk related to ongoing business operations.

Cash Flow Hedging

The Company uses cash flow hedges to minimize the variability in cash flows of assets, liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or market interest rates. These derivatives, which are designated cash flow hedges, are carried at fair value. The changes in their fair values are recorded to Accumulated Other Comprehensive Income ("AOCI") and reclassified in current earnings when the hedge contract matures or becomes ineffective.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To manage its exposure to foreign currency exchange rates, the Company has entered into currency forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to reduce the risk that the U.S. dollar net cash inflows from non-U.S. dollar sales and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2015, the notional value of the derivatives related to currency forward contracts, principally the Philippine peso, Malaysian ringgit, and Chinese yuan, was $46.1 million. The Company had no currency forward contract instruments at December 31, 2014.

To manage its exposure to market risk for changes in interest rates based on the structure of its Credit Facilities, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments starting in January 2016 and ending in July 2018. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI.

Economic (Non-Designated) Hedging

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency risk, which were first utilized in 2015. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in fair value of these economic hedges are immediately recognized into earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. These derivatives are carried at fair value with changes in the fair value recorded in Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2015, the notional value of the derivatives related to economic hedging was $0.8 million. The Company had no economic derivative instruments at December 31, 2014.

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

Fair Value Measurements

All derivatives are carried at fair value on the Company’s Consolidated Balance Sheets. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the fair values of its derivatives based on standard valuation models or observable market inputs such as quoted market prices, foreign currency exchange rates or interest rates; therefore, the Company classifies the derivatives within Level 2 of the valuation hierarchy.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2015 and 2014 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	December 31, 2015	December 31, 2014
Cash flow hedges	Other accrued expenses	$1.1	$—
Cash flow hedges	Other liabilities	0.6	0.2
Economic hedges	Other accrued expenses	$0.1	$—

Accounting for derivatives requires that derivative instruments be recognized as either assets or liabilities at fair value. However, accounting for the gains and losses resulting from changes in fair value depends upon the use of the derivative and whether it is considered designated and qualified for hedge accounting.

For non-designated foreign currency economic hedge derivative contracts, for which the Company does not apply hedge accounting, the changes in fair value of the derivative instrument are immediately recognized in earnings within Other (income) expense, net.

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded $1.4 million and $0.2 million of losses to AOCI on the Company’s Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.

For economic hedges, for which the Company does not apply hedge accounting, a pre-tax gain of $0.8 million was recorded for the year ended December 31, 2015. No losses were recorded for the year ended December 31, 2014, but the Company recorded a $0.1 million loss in earnings for the year ended December 31, 2013 as a result of the reclassification out of AOCI.

The following table presents the -tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the twelve month periods ended December 31, 2015, 2014 and 2013. Knowles includes the gain/loss on the cash flow hedges in Other (income) expense, net as follows:

Hedge Type	Income Statement Line (Gain) Loss	December 31, 2015	December 31, 2014	December 31, 2013
Cash flow hedges	Other, net	$—	$—	$0.1

11. Borrowings and Lines of Credit

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

On December 31, 2014, the Company amended its Credit Facilities to (i) increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million from $200.0 million, (ii) increase the amount of the letter of credit subfacility in the Original Credit Agreement to $50.0 million from $25.0 million, (iii) eliminate the swing line subfacility in the amount of up to $35.0 million in the Original Credit Agreement and (iv) reduce to $100.0 million from $250.0 million the amount of additional incremental revolving or term loans in the Original Credit Agreement. All other terms and conditions of the Credit Facilities remained essentially the same. See Note 20. Subsequent Events for additional information on the Credit Facilities amendment.

On July 1, 2015, the Company amended its Credit Facilities to facilitate its ability to consummate the Audience acquisition, which became effective upon the closing of the transaction. The amendment, among other things (i) amended the definition of “Consolidated EBITDA” in the credit agreement to allow the Company to make certain adjustments attributable to cash items in excess of the 15% cap set forth therein for any fiscal quarter occurring in the fiscal year 2014 (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities), (ii) provided that pro forma calculations with respect to the acquisition (except with regard to calculating the leverage ratio for purposes of determining the interest rate under the facilities) shall disregard the consolidated EBITDA attributable to Audience for all periods prior to the first day of the first fiscal quarter following the acquisition and (iii) provided that all calculations as to whether the acquisition is a “Permitted Acquisition” under the credit agreement will be made as of the date of the agreement, but after giving effect to the amendment.  All other terms and conditions of the Credit Facilities remained essentially the same.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2015, the Company entered into a second amendment to its Credit Agreement in which it amended the definition of “change in control” to allow the incumbent board to approve a slate of directors.

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement in connection with the Company’s decision to sell the speakers and receivers product line of the Company’s Mobile Consumer Electronics segment. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the Speakers and Receivers Discontinued Operations for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speakers and Receivers Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speakers and Receivers Discontinued Operations shall be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

Borrowings at December 31, 2015 consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Term loan due January 2019	$285.0	$300.0
$350.0 million revolving credit facility due January 2019	145.0	100.0
Total	430.0	400.0
Less: current maturities	30.0	15.0
Total long-term debt	$400.0	$385.0

The Credit Facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens and entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The facilities also include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. The facilities include customary events of defaults. At December 31, 2015, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio. Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate on the Company's borrowings under the Credit Facilities was 2.32% and 1.71% for the years ended December 31, 2015 and 2014, respectively. The weighted-average commitment fee on the revolving line of credit was 0.38% and 0.26% for the years ended December 31, 2015 and 2014, respectively.

Interest expense and interest income for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Interest expense	$12.8	$6.7	$46.0
Interest income	(0.1)	(0.1)	(4.0)
Interest expense, net	$12.7	$6.6	$42.0

The interest expense, net for the year ended December 31, 2013 primarily relates to interest expense on the net notes payable with Dover that were settled during the fourth quarter of 2013 in anticipation of the Separation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loan amortization payments due during the next four years as of December 31, 2015 are $30.0 million in 2016, $30.0 million in 2017, $30.0 million in 2018 and the remaining $195.0 million in 2019.

See Note 10. Hedging Transactions and Derivative Instruments for information on derivatives, used to manage interest rate risk.

12. Income Taxes

The components of (loss) earnings before income taxes were:

	Years Ended December 31,
	2015	2014	2013
Domestic	$(73.4)	$(13.2)	$(2.9)
Foreign	(175.5)	(41.9)	104.4
Total (loss) earnings before income taxes	$(248.9)	$(55.1)	$101.5

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 is comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$1.9	$0.3	$—
State and local	—	0.2	0.1
Foreign	8.7	30.2	25.6
Total current tax expense	10.6	30.7	25.7
Deferred:
U.S. Federal	$(3.3)	$(10.3)	$0.5
State and local	(0.1)	(0.1)	—
Foreign	(22.3)	11.6	(30.5)
Total deferred tax expense (benefit)	(25.7)	1.2	(30.0)
Total income tax expense (benefit)	$(15.1)	$31.9	$(4.3)

The reconciliation of the U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. Federal income tax rate	(35.0)%	(35.0)%	35.0%
State and local taxes, net of Federal income tax benefit	(0.6)%	(1.8)%	0.1%
Foreign operations tax effect	3.1%	(2.7)%	(41.4)%
Research & experimentation tax credits	(1.0)%	(3.9)%	(0.8)%
Valuation allowance	25.2%	104.6%	0.7%
Tax contingencies	(0.2)%	1.4%	0.6%
Other, principally non-tax deductible items	1.8%	(12.2)%	1.6%
Prior period items	0.6%	7.5%	—%
Effective income tax rate	(6.1)%	57.9%	(4.2)%

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. These tax holidays are subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The benefit of these incentives for the years ending December 31, 2015, 2014 and 2013 is estimated to be $11.6 million, $16.8 million and $32.0 million, respectively. The benefit of the tax holidays on a per share basis for the years ending December 31, 2015, 2014 and 2013 was $0.13, $0.20 and $0.38, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities included the following:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued compensation, principally post-retirement and other employee benefits	$14.5	$11.3
Accrued expenses, principally for state income taxes, interest and warranty	17.1	4.8
Net operating loss and other carryforwards	151.6	101.3
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	7.5	6.9
Accounts receivable, principally due to allowance for doubtful accounts	0.2	0.1
Prepaid defined benefit plan assets	1.5	1.7
Plant and equipment, principally due to differences in depreciation	20.1	6.3
Total gross deferred tax assets	212.5	132.4
Valuation allowance	(182.8)	(80.7)
Total deferred tax assets	$29.7	$51.7

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(30.2)	$(79.4)
Other liabilities	(1.6)	(1.9)
Total gross deferred tax liabilities	(31.8)	(81.3)
Net deferred tax liability	$(2.1)	$(29.6)

Classified as follows in the consolidated balance sheets:
Deferred tax assets (current deferred tax assets) (1)	$—	$9.8
Federal and other taxes on income (current deferred tax liabilities) (1)	—	(0.2)
Other assets and deferred charges (non-current deferred tax assets) (1)	16.3	10.0
Deferred income taxes (non-current deferred tax liabilities) (1)	(18.4)	(49.2)
Net deferred tax liability	$(2.1)	$(29.6)

(1) The Company adopted ASU 2015-17 on a prospective basis effective December 31, 2015. See Note 1. Summary of Significant Accounting Policies for additional information regarding ASU 2015-17.

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

During fiscal 2015, the Company established a valuation allowance for a significant portion of its deferred tax assets, primarily in the U.S. and Austria. The Company regularly assesses the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of its deferred taxes to determine whether it is more likely than not that some or all of its deferred tax assets will be realized. The Company recorded a valuation allowance as it considered its cumulative loss in recent years as a significant piece of negative evidence. The Company recorded a $32.6 million valuation allowance related to the deferred tax assets acquired during the year. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present or if additional weight is given to subjective evidence such as our projections for growth.

At December 31, 2015, the Company had $74.3 million of domestic Federal net operating losses that are available, of which $12.1 million will expire in the next 5 to 10 years and $62.2 million will expire in the next 10 to 20 years. There are $111.3 million of domestic State net operating losses that are available between 2015 and 2032. There are $396.7 million of non-U.S. net operating loss carryforwards, of which $113.1 million will expire in the next 5 years and $283.6 million can be carried forward indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has $9.8 million of U.S. federal research and development credits that begin to expire in 2022 and $3.8 million of foreign tax credits that begin to expire in 2024. In addition, the Company has $10.3 million of state credits, which will expire between 2015 and 2028 if unused.

The Company has not provided for U.S. federal income taxes on the undistributed earnings of its international subsidiaries totaling approximately $1.8 billion at December 31, 2015, because such earnings are reinvested in foreign jurisdictions, and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recorded potential interest expense of nil, $0.6 million and $0.3 million, respectively. Total accrued interest at December 31, 2015, 2014 and 2013 was $1.3 million, $1.3 million and $0.9 million, respectively, and was included in other liabilities.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2012, the Company is no longer subject to U.S. federal income tax examinations. For tax years before 2010, the Company’s Malaysian subsidiaries are no longer subject to examination. It is reasonably possible that the gross amount of unrecognized tax benefits will decrease by $0.6 million during the next twelve months. Included in the balance of total unrecognized tax benefits at December 31, 2015, are potential benefits of $4.4 million which if recognized, would affect the effective rate on income from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2013	$6.6
Additions based on tax positions related to the current year	0.2
Reductions for tax positions of prior years	(1.3)
Unrecognized tax benefits at December 31, 2013	$5.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(1.3)
Unrecognized tax benefits at December 31, 2014	$5.0
Additions for tax positions of prior years	—
Reductions for tax positions due to lapsed statutes of limitations	(0.6)
Additions for acquisitions	8.4
Unrecognized tax benefits at December 31, 2015	$12.8

13. Equity Incentive Program

The following table summarizes the compensation expense recognized by the Company for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
Pre-tax compensation expense	$16.5	$9.0	$2.0
Tax benefit	—	(3.1)	(0.7)
Total stock-based compensation expense, net of tax	$16.5	$5.9	$1.3

For 2015, stock-based compensation expense of $13.0 million was classified in Selling and administrative expenses, $1.4 million in Cost of goods sold and $2.1 million in Research and development expenses. For 2014, stock-based compensation expense of $7.9 million was classified in Selling and administrative expenses, $0.8 million in Cost of goods sold and $0.3 million in Research and development expenses. For 2013, stock-based compensation expense was reported in Selling and administrative expenses.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for stock-based awards is measured based on the fair value of the awards, as of the date the stock-based awards are granted and adjusted to the estimated number of awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation costs for stock-based awards are amortized over their service period.

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

In connection with the Audience acquisition, the Company converted unvested in-the-money Audience stock options and restricted stock units to Knowles equity awards for an aggregate of 461,371 shares of its common stock. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. The Company has elected to use the straight-line method to attribute the expense over the service period of the awards.

SSARs and Stock Options

The fair value of stock options granted by the Company subsequent to the Separation and our Former Parent's SSARs and stock options granted to Knowles employees prior to the Separation was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Knowles Grants						Former Parent Grants
	2015			2014			2013
Risk-free interest rate	1.24%	to	1.50%	1.32%	to	1.70%	1.39%
Dividend yield	—%			—%			2.06%
Expected life (years)	4.5			4.5	to	5.3	7.1
Volatility	39.8%	to	42.4%	42.9%	to	49.9%	33.8%
Fair value at date of grant	$5.94	to	$6.88	$7.99	to	$13.50	$20.62

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's SSAR and stock option activity for the year ended December 31, 2015 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	1,064,383	$20.81			1,327,990	$29.31
Granted	—	—			1,980,959	18.00
Assumed from Audience Acquisition	—	—			29,117	17.50
Exercised	(18,947)	11.79			(2,100)	12.65
Forfeited	(13,380)	23.92			(162,069)	20.67
Expired	(18,276)	$21.89			(8,341)	$28.83
Outstanding at December 31, 2015	1,013,780	$20.92	$0.1	5.8	3,165,556	$22.58	$—	6.0

Exercisable at December 31, 2015	687,897	$19.50	$0.1	5.1	217,506	$29.19	$—	5.3

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2015 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money stock options.

Unrecognized compensation expense related to SSARs and stock options not yet exercisable at December 31, 2015 was $0.1 million and $16.9 million, respectively. This cost is expected to be recognized over a weighted-average period of 0.1 year for SSARs and 1.5 years for stock options.

Other information regarding the exercise of SSARs and stock options is listed below (in millions):

	Years Ended December 31,
	2015	2014	2013
SSARs
Fair value of SSARs that are exercisable	$0.6	$1.1	$1.2
Aggregate intrinsic value of SSARs exercised	$0.1	$0.1	$7.0

Stock Options
Cash received by Knowles for exercise of stock options	$—	$0.1	N/A
Cash received by the Former Parent for exercise of stock options	N/A	N/A	$0.8
Aggregate intrinsic value of options exercised	$—	$0.2	$0.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes the Company's RSU balances for the year ended December 31, 2015.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2014	390,939	$28.41
Granted	546,765	18.48
Assumed from Audience Acquisition	432,254	17.92
Vested	(217,316)	20.82
Forfeited	(72,648)	20.00
Unvested at December 31, 2015	1,079,994	$24.41

At December 31, 2015, $15.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

14. Commitments and Contingent Liabilities

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
Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, Inc., the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial had been scheduled for January 25, 2016 however, on July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. On October 19, 2015, the parties executed a stipulation of settlement. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. A final settlement approval hearing is scheduled for April 29, 2016. If the court approves the settlement, Audience’s insurance carriers will pay $6.0 million to the class in exchange for releases. There can be no assurance that the court will approve the settlement or that class members will not opt out of the settlement and file individual actions.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. Final settlement documents have been filed with the court which are subject to court approval. The settlement is subject to approval by the court and members of the class may opt out of, or object to, the settlement. Notices summarizing the terms of the settlement have been circulated to Audience shareholders and the court is expected to hold a final settlement hearing by July 2016. There can be no assurance that the court will approve the settlement or that class members will not opt out of the settlement and file individual actions. As of December 31, 2015, we have accrued $0.5 million to cover any fees or expenses associated with this matter.

Intellectual Property Infringement Claims
In addition, the Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. At December 31, 2015 and 2014, the Company’s legal reserves were not significant.

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $14.9 million, $11.0 million and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Contingent rentals under the operating leases were not significant.

In September 2013, the Company entered into an agreement for two new facilities and related equipment in China. The lease for one of the facilities and related equipment began in the fourth quarter of 2014. The Company took possession of the second facility and remaining equipment in 2015. The facilities are reflected in the operating leases and the equipment is reflected in the capital leases in the table below.

The aggregate future minimum lease payments for capital leases, operating leases and rental commitments as of December 31, 2015 are as follows (in millions):

	Capital Leases	Operating Leases
2016	$3.1	$12.8
2017	2.5	11.2
2018	2.5	10.7
2019	2.5	9.6
2020	2.5	7.1
2021 and thereafter	10.0	30.9
Total	$23.1	$82.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans

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

Dover provided a defined contribution plan to its eligible U.S. employees and retirees in which Knowles employees participated. Knowles adopted its own defined contribution plan effective January 1, 2014. The Company's expense relating to defined contribution plans was $5.9 million, $5.5 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2015 and 2014. None of these plans are individually significant (in millions).

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$58.3	$59.8
Benefits earned during the year	0.3	0.5
Interest cost	2.0	2.5
Benefits paid	(2.5)	(2.0)
Actuarial (loss) gain	(1.4)	6.3
Settlement and curtailment gains	(2.0)	(4.7)
Currency translation and other	(2.6)	(4.1)
Benefit obligation at end of year	52.1	58.3
Change in plan assets:
Fair value of plan assets at beginning of year	45.9	45.8
Actual return on plan assets	0.7	4.0
Company contributions	5.0	5.8
Benefits paid	(2.5)	(2.0)
Settlements and curtailments	(2.0)	(4.7)
Currency translation and other	(2.0)	(3.0)
Fair value of plan assets at end of year	45.1	45.9
Funded status	$(7.0)	$(12.4)

Amounts recognized in the balance sheets consist of:
Other assets and deferred charges	$0.4	$—
Accrued compensation and employee benefits	(0.2)	(1.8)
Other liabilities	(7.2)	(10.6)
Funded status	$(7.0)	$(12.4)

Accumulated Other Comprehensive Loss:
Net actuarial losses	$14.8	$14.7
Deferred taxes	(3.6)	(3.6)
Total Accumulated Other Comprehensive Loss, net of tax	11.2	11.1
Net amount recognized at December 31,	$4.2	$(1.3)

Accumulated benefit obligations	$50.5	$56.2

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Projected benefit obligation	$32.4	$58.3
Accumulated benefit obligation	31.0	56.2
Fair value of plan assets	25.0	45.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows (in millions):

	Non-U.S. Plans
	Years Ended December 31,
	2015	2014	2013
Service cost	$0.3	$0.5	$0.6
Interest cost	2.0	2.5	2.4
Expected return on plan assets	(2.9)	(2.8)	(2.4)
Amortization of recognized actuarial loss	0.4	0.2	0.2
Settlement and curtailment loss	0.3	0.8	0.4
Total net periodic benefit cost	$0.1	$1.2	$1.2

The Company expects to amortize an actuarial loss of $0.4 million from accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2016.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

The assumptions used in determining the benefit obligations were as follows:

	Non-U.S. Plans
	December 31,
	2015	2014
Discount rate
Austria	2.10%	2.00%
Taiwan	1.10%	2.00%
United Kingdom	3.90%	3.75%
Weighted average	3.72%	3.59%
Average wage increase
Austria	3.00%	N/A
Taiwan	4.00%	4.00%
United Kingdom	4.25%	4.25%
Weighted average	4.16%	4.23%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in determining the net periodic benefit cost were as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate
Austria	2.00%	3.25%	3.25%
Taiwan	2.00%	2.00%	1.75%
United Kingdom	3.75%	4.50%	4.75%
Weighted average	3.59%	4.24%	4.52%
Average wage increase
Austria	N/A	3.00%	3.00%
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.25%	4.40%	4.00%
Weighted average	4.23%	4.05%	3.21%
Expected return on plan assets
Austria (1)	N/A	N/A	N/A
Taiwan	1.50%	2.00%	2.00%
United Kingdom	6.53%	6.51%	6.50%
Weighted average	6.38%	6.35%	6.46%

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 - Unobservable inputs for which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2015 and 2014 (in millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$—	$14.6	$—	$14.6	$—	$14.6	$—	$14.6
Common stock funds	—	22.7	—	22.7	—	24.3	—	24.3
Cash and equivalents	1.1	—	—	1.1	1.1	—	—	1.1
Other	—	6.7	—	6.7	—	5.9	—	5.9
Total	$1.1	$44.0	$—	$45.1	$1.1	$44.8	$—	$45.9

There were no significant transfers between Level 1 and Level 2 assets during the year ended December 31, 2015 or 2014.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows (in millions):

Non-U.S. Plans
2016	$1.8
2017	1.6
2018	1.6
2019	1.8
2020	1.9
2021-2025	10.7

Contributions

Generally, annual contributions are made at such times and in amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.7 million during the year ended December 31, 2016 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

Non-qualified Supplemental Retirement Plan

In connection with the Separation from Dover on February 28, 2014, Dover transferred an unfunded non-qualified supplemental retirement plan liability to Knowles. The net amount recognized on the balance sheet at December 31, 2015 is shown in the table below (in millions).

December 31, 2015
Accrued compensation and employee benefits	$(1.8)
Other liabilities	(1.8)
Total Accumulated Other Comprehensive Loss, net of tax	0.3
Net amount recognized at December 31, 2015	$(3.3)

The actuarial loss arising during the year ended December 31, 2015 was $0.1 million ($0.1 million net of tax). The amortization of actuarial losses included in net periodic pension cost during the year ended December 31, 2015 was $0.2 million ($0.2 million net of tax).

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows (in millions):

	Year Ended
	December 31, 2015
	Pre-tax	Tax	Net of tax
Foreign currency translation	$(71.7)	$—	$(71.7)
Employee benefit plans	0.2	—	0.2
Changes in fair value of cash flow hedges	(1.4)	—	(1.4)
Total other comprehensive loss	$(72.9)	$—	$(72.9)

	Year Ended
	December 31, 2014
	Pre-tax	Tax	Net of tax
Foreign currency translation	$(78.6)	$—	$(78.6)
Employee benefit plans	(4.4)	0.9	(3.5)
Changes in fair value of cash flow hedges	(0.3)	0.1	(0.2)
Total other comprehensive (loss) earnings	$(83.3)	$1.0	$(82.3)

	Year Ended
	December 31, 2013
	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$32.6	$—	$32.6
Employee benefit plans	0.2	(0.1)	0.1
Total other comprehensive (loss) earnings	$32.8	$(0.1)	$32.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in balances of each component of accumulated other comprehensive (loss) earnings, net of tax during the years ended December 31, 2015 and 2014 (in millions).

	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2013	$—	$(7.9)	$44.4	$36.5
Other comprehensive earnings	(0.2)	(3.5)	(78.6)	(82.3)
Separation-related adjustments	—	(0.3)	(7.2)	(7.5)
Balance at December 31, 2014	(0.2)	(11.7)	(41.4)	(53.3)
Other comprehensive loss	(1.4)	0.2	(71.7)	(72.9)
Balance at December 31, 2015	$(1.6)	$(11.5)	$(113.1)	$(126.2)

The amounts amortized from accumulated other comprehensive (loss) earnings to earnings during the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Pension & post-retirement benefit plans:
Amortization or settlement of actuarial losses	$0.8	$1.4	$0.2
Tax benefit	—	(0.4)	(0.1)
Net of tax	$0.8	$1.0	$0.1

Cash flow hedges:
Net losses (gains) reclassified into earnings	$—	$—	$0.2
Tax benefit	—	—	(0.1)
Net of tax	$—	$—	$0.1

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both Selling and administrative expenses and Cost of goods sold, depending on the functional area of the underlying employees included in the plans.

17. Segment Information

Knowles is organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with FASB ASC Topic 280 - Segment Reporting and include (i) MCE and (ii) SC. The segments are aligned around similar product applications serving Knowles' key end markets to enhance focus on end market growth strategies.

•
MCE designs and manufactures innovative acoustic products, including microphones, speakers, receivers, integrated modules and audio processing technologies used in several applications that serve the handset, tablet and other consumer electronic markets.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's reportable segments is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Mobile Consumer Electronics	$656.7	$684.1	$777.2
Specialty Components	427.9	457.2	437.7
Intra-segment eliminations	—	—	(0.1)
Total consolidated revenue	$1,084.6	$1,141.3	$1,214.8

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(240.8)	$(74.6)	$122.0
Specialty Components	61.0	69.5	65.0
Total segments	(179.8)	(5.1)	187.0
Corporate expense / other	56.4	43.4	43.5
Interest expense, net	12.7	6.6	42.0
(Loss) earnings before income taxes	(248.9)	(55.1)	101.5
(Benefit from) provision for income taxes	(15.1)	31.9	(4.3)
Net (loss) earnings	$(233.8)	$(87.0)	$105.8

Depreciation and amortization:
Mobile Consumer Electronics	$107.9	$143.0	$100.3
Specialty Components	25.1	24.8	28.8
Corporate	2.7	2.1	1.8
Total	$135.7	$169.9	$130.9

Capital expenditures:
Mobile Consumer Electronics	$43.5	$71.0	$66.4
Specialty Components	19.9	16.6	21.7
Corporate	5.6	4.7	3.2
Total	$69.0	$92.3	$91.3

Research and development:
Mobile Consumer Electronics	$83.9	$55.1	$53.5
Specialty Components	28.2	27.9	29.1
Total	$112.1	$83.0	$82.6

Information regarding the Company's reportable segments (continued, in millions):

	Total Assets
	As of December 31,
	2015	2014
Mobile Consumer Electronics	$1,153.2	$1,474.1
Specialty Components	542.7	525.8
Corporate / eliminations	1.8	(1.4)
Total	$1,697.7	$1,998.5

The following table details revenue by geographic location (in millions). Revenue is attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. These assets have been classified based on the geographic location of where they reside. The Company's businesses are based primarily in Asia, North America and Europe.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2015	2014	2013	2015	2014
Asia	$781.0	$879.0	$950.4	$159.0	$219.3
United States	186.2	124.4	123.1	51.5	70.9
Europe	102.3	120.4	120.8	14.3	25.7
Other Americas	8.0	12.4	14.5	—	—
Other	7.1	5.1	6.0	—	—
Total	$1,084.6	$1,141.3	$1,214.8	$224.8	$315.9

For the year ended December 31, 2015, revenues from two customers of the MCE segment represented approximately 41% and 13%, respectively, of total segment revenues. For the year ended December 31, 2014, revenues from three customers of the MCE segment represented approximately 34%, 20% and 10%, respectively, of total segment revenues. For the year ended December 31, 2013, revenues from three customers of the MCE segment represented approximately 38%, 23% and 11%, respectively, of total segment revenues.

For the years ended December 31, 2015 and 2014, no single customer represented 10% or more of SC segment revenues. For the year ended December 31, 2013, revenues from one customer of the SC segment represented approximately 10% of total segment revenues for both years.

18. Earnings per Share

Basic and diluted earnings per share was computed as follows (in millions except share and per share amounts):

	Years Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
Net (loss) earnings	$(233.8)	$(87.0)	$105.8

Basic (loss) earnings per common share:
Basic weighted-average shares outstanding	86,802,828	85,046,042	85,019,159
Basic (loss) earnings per share	$(2.69)	$(1.02)	$1.24

Diluted (loss) earnings per common share:
Basic weighted-average shares outstanding	86,802,828	85,046,042	85,019,159
Dilutive effect of stock-based awards	—	—	—
Diluted weighted-average shares outstanding	86,802,828	85,046,042	85,019,159

Diluted (loss) earnings per share	$(2.69)	$(1.02)	$1.24

(1) For the year ended December 31, 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation of diluted earnings per share above was 3,357,320.

(2) The denominator for basic and diluted EPS was based on the number of shares of Knowles common stock outstanding on the distribution date. On July 1, 2015, the Company issued 3.2 million shares to former holders of Audience shares and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. On February 28, 2014, the distribution date, Dover stockholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Dover's common stock held as of the record date. The same number of shares was used to calculate basic and diluted earnings per share since no Knowles equity awards were outstanding prior to the Separation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Data (Unaudited)

(in millions except per share amounts)
Quarter	Revenues	Gross Profit	Net Earnings (Loss)	Per Share - Basic & Diluted (1)
2015
First	$238.6	$53.8	$(15.8)	$(0.19)
Second	240.9	56.6	(16.1)	(0.19)
Third	294.6	88.7	(14.9)	(0.17)
Fourth	310.5	43.4	(187.0)	(2.11)

2014
First	$273.4	$83.1	$7.6	$0.09
Second	281.0	33.8	(78.9)	(0.93)
Third	300.8	52.2	(14.6)	(0.17)
Fourth	286.1	63.6	(1.1)	(0.01)

(1) The summation of the quarterly basic and diluted earnings per share for the year ending December 31, 2015 will not agree to the year-to-date computation within the Company's Consolidated Statement of Earnings as a result of the impact of stock issuance related to the Audience acquisition in 2015 and the respective quarterly net loss. See Note 2. Acquisition for additional information regarding the acquisition.

20. Subsequent Events

Discontinued Operations

On February 11, 2016, we announced our intention to sell the speaker and receiver product line within the MCE business segment. As a result, the Company expects to reclassify the assets, liabilities, and results of operations of the product line to discontinued operations in the first quarter of 2016. As no sale agreement has been agreed to with a buyer for this product line, proceeds from the sale are not currently estimable.

During the year ended December 31, 2015, Knowles recorded pre-tax impairment charges of $191.5 million resulting from the carrying value of the speaker and receiver product line’s net assets being greater than the fair value. See Note 4. Impairments, for additional details. The impairments were recorded within the Impairment of fixed and other assets and Impairment of intangible assets line items within the Consolidated Statements of Earnings.

As of December 31, 2015, the speaker and receiver product line had total assets and liabilities of $441.1 million and $51.8 million, respectively. For the twelve months ended December 31, 2015, the speaker and receiver product line had revenues of $235.0 million and losses before income taxes of $272.4 million.

The Company anticipates incurring incremental charges, including severance expense, as a result of actions in the first quarter of 2016. Knowles will account for these charges in 2016 in accordance with both ASC 420, Exit or Disposal Cost Obligations, for one-time employee termination benefits and ASC 712, Compensation - Nonretirement Postemployment Benefits, for ongoing benefit arrangements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility Amendment

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement in connection with the Company’s decision to sell the speaker and receiver product line of the Company’s Mobile Consumer Electronics segment. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speaker and Receiver Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line of the Company’s Mobile Consumer Electronics segment that have been disposed of, abandoned or discontinued or which are being held for sale) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speaker and Receiver Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speaker and Receiver Discontinued Operations shall be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$0.8	1.1	(0.1)	1.8
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$1.7	(0.8)	(0.1)	0.8
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$1.8	0.3	(0.4)	1.7
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2015
Deferred Tax Valuation Allowance	$80.7	108.1	—	188.8
Year Ended December 31, 2014
Deferred Tax Valuation Allowance	$71.5	80.7	(71.5)	80.7
Year Ended December 31, 2013
Deferred Tax Valuation Allowance	$74.1	—	(2.6)	71.5

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

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this annual report.
(b) Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The Company acquired Audience, Inc. in July 2015, therefore as permitted by the SEC, we excluded Audience, Inc. from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2015. The total assets and total revenues of Audience, Inc. represented 1.2% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears herein.
(c) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the Proxy Statement for its 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2016 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.knowles.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2016 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners, management and our equity compensation plans that is required to be included pursuant to this Item 12 will be included in our 2016 Proxy Statement and is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of Knowles common stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13, will be included in our 2016 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in our 2016 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in our 2016 Proxy Statement and is incorporated in this Item 14 by reference.

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

*	Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2016
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
John S. Anderson
/s/ BRYAN E. MITTELMAN	Vice President, Controller (Principal Accounting Officer)	February 19, 2016
Bryan E. Mittelman
/s/ JEAN-PIERRE M. ERGAS	Chairman, Board of Directors	February 19, 2016
Jean-Pierre M. Ergas
/s/ KEITH L. BARNES	Director	February 19, 2016
Keith L. Barnes
/s/ ROBERT W. CREMIN	Director	February 19, 2016
Robert W. Cremin
/s/ HERMANN EUL	Director	February 19, 2016
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 19, 2016
Didier Hirsch
/s/ RONALD JANKOV	Director	February 19, 2016
Ronald Jankov
/s/ RICHARD K. LOCHRIDGE	Director	February 19, 2016
Richard K. Lochridge
/s/ DONALD MACLEOD	Director	February 19, 2016
Donald Macleod

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto

2.2
Agreement and Plan of Merger, dated as of April 29, 2015, by and among Knowles Corporation, Orange Subsidiary, Inc. and Audience, Inc., filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto.

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

10.12
Amended and Restated Credit Agreement, dated December 31, 2014, among Knowles Corporation, Knowles Luxembourg International S.à r.l. and certain other subsidiaries of Knowles Corporation, as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 6, 2015 and incorporated herein by reference thereto

10.13
First Amendment, dated as of April 17, 2015, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

10.14
Second Amendment, dated as of November 19, 2015 to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed hereto as Exhibit 10.14

10.15
Third Amendment, dated as of February 9, 2016, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February11, 2016 and incorporated herein by reference thereto

10.16	First Amendment, dated as of May 4, 2015, to the Knowles Corporation Senior Executive Change in Control Severance Plan filed hereto as Exhibit 10.16
10.17	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan filed hereto as Exhibit 10.17
21.1	Subsidiaries of Knowles Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Joint Certificate of the Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
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

†	Indicates the exhibit is a management contract or compensatory plan or arrangement