Form 10-Q
period 2016-03-31
Knowles Corp
filed 2016-05-05
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of May 2, 2016 was 88,586,128.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$185.3	$186.6
Cost of goods sold	117.3	124.8
Restructuring charges - cost of goods sold	1.2	(0.7)
Gross profit	66.8	62.5
Research and development expenses	26.1	16.3
Selling and administrative expenses	43.1	35.9
Restructuring charges	3.5	—
Operating expenses	72.7	52.2
Operating (loss) earnings	(5.9)	10.3
Interest expense, net	3.7	2.4
Other expense (income), net	0.5	(1.8)
(Loss) earnings before income taxes and discontinued operations	(10.1)	9.7
Provision for income taxes	2.4	4.7
(Loss) earnings from continuing operations	(12.5)	5.0
Loss from discontinued operations, net	(16.9)	(20.8)
Net loss	$(29.4)	$(15.8)

(Loss) earnings per share from continuing operations:
Basic	$(0.14)	$0.06
Diluted	$(0.14)	$0.06

Loss per share from discontinued operations:
Basic	$(0.19)	$(0.25)
Diluted	$(0.19)	$(0.25)

Net loss per share:
Basic	$(0.33)	$(0.19)
Diluted	$(0.33)	$(0.19)

Weighted average common shares outstanding:
Basic	88,536,740	85,107,579
Diluted	88,536,740	85,284,375

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(29.4)	$(15.8)

Other comprehensive loss, net of tax
Foreign currency translation	13.9	(51.4)

Employee benefit plans:
Amortization or settlement of actuarial losses included in net periodic pension cost	—	0.1
Net change in employee benefit plans	—	0.1

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.7	(0.7)
Net losses reclassified into earnings	(0.1)	—
Total cash flow hedges	1.6	(0.7)

Other comprehensive income (loss), net of tax	15.5	(52.0)

Comprehensive loss	$(13.9)	$(67.8)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015

Current assets:
Cash and cash equivalents	$44.2	$63.3
Receivables, net of allowances of $1.5 and $1.8	127.0	145.2
Inventories, net	127.2	118.4
Prepaid and other current assets	15.5	9.2
Total current assets	313.9	336.1
Property, plant and equipment, net	212.4	215.3
Goodwill	933.9	925.8
Intangible assets, net	91.4	97.0
Other assets and deferred charges	27.9	29.3
Assets of discontinued operations	57.3	93.0
Total assets	$1,636.8	$1,696.5

Current liabilities:
Current maturities of long-term debt	$29.5	$29.6
Accounts payable	79.5	77.2
Accrued compensation and employee benefits	24.5	31.2
Other accrued expenses	36.0	35.9
Federal and other taxes on income	0.4	1.5
Total current liabilities	169.9	175.4
Long-term debt	371.7	399.2
Deferred income taxes	19.2	18.4
Other liabilities	42.1	43.5
Liabilities of discontinued operations	36.4	53.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,583,740 and 88,451,564 shares issued at March 31, 2016 and December 31, 2015, respectively	0.9	0.9
Additional paid-in capital	1,454.5	1,449.9
Accumulated deficit	(347.2)	(317.8)
Accumulated other comprehensive loss	(110.7)	(126.2)
Total stockholders' equity	997.5	1,006.8
Total liabilities and stockholders' equity	$1,636.8	$1,696.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	$0.9	$1,449.9	$(317.8)	$(126.2)	$1,006.8
Net loss	—	—	(29.4)	—	(29.4)
Other comprehensive income, net of tax	—	—	—	15.5	15.5
Stock-based compensation expense	—	5.4	—	—	5.4
Tax on restricted stock unit vesting	—	(0.8)	—	—	(0.8)
Balance at March 31, 2016	$0.9	$1,454.5	$(347.2)	$(110.7)	$997.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(29.4)	$(15.8)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	21.7	32.5
Loss on disposal of fixed assets	0.7	—
Stock-based compensation	5.4	3.0
Deferred income taxes	0.3	—
Amortization of debt issue costs	0.2	0.2
Other, net	1.6	(0.7)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	50.1	25.2
Inventories, net	(4.3)	(10.1)
Prepaid and other current assets	(3.5)	(0.2)
Accounts payable	(14.8)	(9.4)
Accrued compensation and employee benefits	(8.1)	(10.0)
Other accrued expenses	1.0	(4.1)
Accrued and deferred taxes, net	(1.0)	(2.2)
Other non-current assets and non-current liabilities	(0.1)	(1.6)
Net cash provided by operating activities	19.8	6.8

Investing Activities
Additions to property, plant and equipment	(9.8)	(17.7)
Capitalized patent defense costs	—	(0.6)
Proceeds from the sale of property, plant and equipment	0.7	—
Net cash used in investing activities	(9.1)	(18.3)

Financing Activities
Payments under revolving credit facility	(20.0)	—
Principal payments on term loan debt	(7.5)	(3.8)
Tax on restricted stock unit vesting	(0.8)	(0.4)
Debt issuance costs	(0.4)	—
Payments of capital lease obligations	(1.1)	(0.4)
Net cash used in financing activities	(29.8)	(4.6)

Effect of exchange rate changes on cash and cash equivalents	—	(0.5)

Net decrease in cash and cash equivalents	(19.1)	(16.6)
Cash and cash equivalents at beginning of period	63.3	55.2
Cash and cash equivalents at end of period	$44.2	$38.6

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE: KN) is a market leader and global supplier of advanced micro-acoustic, audio processing, and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. Knowles uses its leading position in MEMS (micro-electro-mechanical systems) microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, and wearables. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high end oscillators (timing devices) and capacitors. References to “Knowles,” “the Company,” “we,” “our” and “us” refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP" or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

As discussed in Note 2. Discontinued Operations, the Company reclassified the speakers and receivers product line within the Mobile Consumer Electronics (MCE) segment to discontinued operations in the first quarter of 2016 based on intentions to divest the product line. Therefore, the Company has classified the results of operations and related assets and liabilities for the product line as discontinued operations for all periods presented.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at March 31, 2016 and 2015 were $3.8 million and $7.8 million, respectively. In addition, the Company had $0.2 million of legal costs incurred and accrued in accounts payable for the defense of the Company's patents at March 31, 2015, but had no such costs or accruals at March 31, 2016. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Discontinued Operations

Management evaluates its businesses periodically for their strategic fit within the Company's operations. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line within the MCE business segment. The Company expects to sell this product line in 2016, however there can be no assurance that we will be successful in finding a buyer for this product line or, if a buyer is identified, that we will be successful in negotiating favorable terms of a sale, including the purchase price. As a definitive agreement has not been executed with a buyer for this product line, proceeds from the sale are not currently estimable. The results of discontinued operations for the three months ended March 31, 2016 and 2015 reflect the net losses of the speaker and receiver product line.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended March 31,
	2016	2015
Revenues	$20.4	$52.0
Cost of goods sold	28.6	60.4
Restructuring charges - cost of goods sold	2.1	0.2
Gross Profit	(10.3)	(8.6)
Research and development expenses	3.5	3.3
Selling and administrative expenses	3.2	9.8
Restructuring charges	0.4	0.3
Operating Expenses	7.1	13.4

Loss from operations before taxes	(17.4)	(22.0)
Benefit from income taxes	0.5	1.2
Loss from discontinued operations, net of tax	$(16.9)	$(20.8)

Assets and liabilities of discontinued operations are summarized below:

	March 31, 2016	December 31, 2015
Assets of Discontinued Operations:
Accounts receivable	$15.4	$47.2
Inventories, net	31.1	33.6
Prepaid and other current assets	1.9	2.0
Total current assets	48.4	82.8
Property, plant and equipment, net	8.2	9.5
Other assets and deferred charges	0.7	0.7
Total assets	$57.3	$93.0

Liabilities of Discontinued Operations:
Accounts payable	$23.4	$39.3
Other current liabilities	10.8	11.8
Total current liabilities	34.2	51.1
Other liabilities	2.2	2.1
Total liabilities	$36.4	$53.2

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Three Months Ended March 31,
	2016	2015
Depreciation	$2.7	$8.4
Amortization of intangible assets	$—	$5.8
Additions to property, plant and equipment	$1.4	$6.9

Additions to property, plant and equipment included in accounts payable at March 31, 2016 and 2015 were $0.5 million and $2.9 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Acquisition

The Company made no acquisitions during the three months ended March 31, 2016. On July 1, 2015, the Company completed the acquisition of Shares of Audience for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015. Audience is a leader in the area of digital signal processing as well as algorithm and software development. The Company has finalized appraisals of tangible and intangible assets for the acquisition of Audience.

4. Inventories, net

The following table details the major components of inventories, net (in millions):

	March 31, 2016	December 31, 2015
Raw materials	$73.8	$66.4
Work in progress	16.1	14.2
Finished goods	75.6	75.2
Subtotal	165.5	155.8
Less reserves	(38.3)	(37.4)
Total	$127.2	$118.4

5. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net (in millions):

	March 31, 2016	December 31, 2015
Land	$11.3	$11.3
Buildings and improvements	120.1	118.4
Machinery, equipment and other	488.4	479.9
Subtotal	619.8	609.6
Less accumulated depreciation	(407.4)	(394.3)
Total	$212.4	$215.3

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2016 (in millions):

	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2015	$740.0	$185.8	$925.8
Acquisition adjustment	0.2	—	0.2
Foreign currency translation	7.9	—	7.9
Balance at March 31, 2016	$748.1	$185.8	$933.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows (in millions):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	15.6	42.9	14.5
Customer Relationships	156.1	146.5	156.1	143.4
Unpatented Technologies	92.4	70.0	92.4	68.6
Other	3.1	3.1	3.1	3.1
Total	294.8	235.4	294.8	229.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$91.4		$97.0

Amortization expense totaled $5.6 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively.

7. Restructuring and Related Activities

During the three months ended March 31, 2016, the Company recorded additional restructuring charges resulting from its acquisition of Audience, which is reported as part of the MCE reportable segment.

In addition, the Company recorded restructuring charges during the three months ended March 31, 2016 and 2015 related to other actions. These actions included headcount reductions to reduce overhead costs and residual expenses related to previously announced plans, which are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

The following table details restructuring charges incurred by reportable segment for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Mobile Consumer Electronics	$3.0	$—
Specialty Components (1)	1.3	(0.7)
Corporate	0.4	—
Total	$4.7	$(0.7)

(1) During the three months ended March 31, 2015, the Company reversed a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure.

The following table details the Company’s severance and other restructuring accrual activity (in millions):

	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2015	$7.7	$1.1	$8.8
Restructuring charges	4.7	—	4.7
Payments	(3.4)	(0.4)	(3.8)
Other, including foreign currency	0.4	(0.1)	0.3
Balance at March 31, 2016	$9.4	$0.6	$10.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet (in millions):

	March 31, 2016	December 31, 2015
Other accrued expenses	$9.9	$8.7
Other liabilities	0.1	0.1
Total	$10.0	$8.8

8. Hedging Transactions and Derivative Instruments

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

Cash Flow Hedging

The Company uses cash flow hedges to minimize the variability in cash flows of assets, liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates or market interest rates. These derivatives, which are designated cash flow hedges, are carried at fair value. The changes in their fair values are recorded to Accumulated Other Comprehensive Income (Loss) ("AOCI") and reclassified in current earnings when the hedge contract matures or becomes ineffective.

To manage its exposure to foreign currency exchange rates, the Company has entered into currency forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to reduce the risk that the U.S. dollar net cash inflows from non-U.S. dollar sales and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At March 31, 2016, and December 31, 2015 the notional value of the derivatives related to currency forward contracts, principally the Philippine peso, Malaysian ringgit and Chinese yuan, was $57.7 million and $46.1 million, respectively.

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

Economic (Non-Designated) Hedging

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency risk. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effectively economic hedges. The changes in fair value of these economic hedges are immediately recognized into earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At March 31, 2016 and December 31, 2015, the notional value of the derivatives related to economic hedging was $51.7 million and $0.8 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value Measurements

All derivatives are carried at fair value on the Company’s Consolidated Balance Sheets. Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

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

The following table sets forth the fair values of derivative instruments held by the Company at March 31, 2016 and December 31, 2015 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	March 31, 2016	December 31, 2015
Cash flow hedges	Prepaid and other current assets	$2.4	$—
Cash flow hedges	Other accrued expenses	1.2	1.1
Cash flow hedges	Other liabilities	1.3	0.6
Economic hedges	Other accrued expenses	0.6	0.1

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

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded $1.6 million of gains and $1.4 million of losses to AOCI on the Company’s Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following losses were recorded for the three months ended March 31, 2016 and March 31, 2015.

Hedge Type	Income Statement Line	March 31, 2016	March 31, 2015
Economic hedges	Other expense (income), net	$0.6	$0.9

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three month periods ended March 31, 2016 and March 31, 2015. Knowles reclassified these losses out of AOCI into Other expense (income), net as follows:

Hedge Type	Income Statement Line	March 31, 2016	March 31, 2015
Cash flow hedges	Other expense (income), net	$0.1	$—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Borrowings

Borrowings consist of the following (in millions):

	March 31, 2016	December 31, 2015
Term loan due January 2019	$276.2	$283.8
$300.0 million revolving credit facility due January 2019	125.0	145.0
Total	401.2	428.8
Less: current maturities	29.5	29.6
Total long-term debt	$371.7	$399.2

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," include a requirement, to be tested quarterly, that the Company maintains both (i) a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 and (ii) a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.25 to 1.0. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement. At March 31, 2016, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speaker and Receiver Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line of the Company’s MCE segment that have been disposed of, abandoned or discontinued or which are being held for sale) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speaker and Receiver Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speaker and Receiver Discontinued Operations shall be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

On April 27, 2016, the Company entered into a fourth amendment to its Credit Agreement. Refer to Note 17. Subsequent Events for additional information.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 2.68% and 1.93% for the three months ended March 31, 2016 and 2015, respectively. The weighted-average commitment fee on the revolving line of credit was 0.40% and 0.30% for the three months ended March 31, 2016 and 2015, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives, used to manage interest rate risk.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$13.9	$—	$13.9	$(51.4)	$—	$(51.4)
Employee benefit plans	—	—	—	0.2	(0.1)	0.1
Changes in fair value of cash flow hedges	1.6	—	1.6	(1.1)	0.4	(0.7)
Other comprehensive income (loss), net of tax	$15.5	$—	$15.5	$(52.3)	$0.3	$(52.0)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the three months ended March 31, 2016 and 2015 (in millions).

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings	1.6	13.9	—	15.5
Balance at March 31, 2016	$—	$(99.2)	$(11.5)	$(110.7)

	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive loss	(0.7)	(51.4)	0.1	(52.0)
Balance at March 31, 2015	$(0.9)	$(92.8)	$(11.6)	$(105.3)

During the three months ended March 31, 2016, there were $0.1 million of losses reclassified from accumulated other comprehensive loss to earnings. No amounts were reclassified into earnings for the three months ended March 31, 2015.

11. Income Taxes

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

The Company's ETR from continuing operations for the three months ended March 31, 2016 and 2015 was a 23.8% provision and a 48.5% provision, respectively. During the three months ended March 31, 2016, the ETR from continuing operations was impacted by discrete items totaling $1.1 million, primarily related to a $0.8 million discrete tax expense for U.S. operations. During the three months ended March 31, 2015, the ETR from continuing operations was impacted by discrete items totaling $2.5 million. During the three months ended March 31, 2015, the Company recorded a valuation allowance of $2.0 million on certain U.S. deferred tax assets as the Company believes it is more likely than not that these assets will not be realized. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2016 and 2015 was a 12.9% provision and a 21.4% provision, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to satisfy. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of these incentives for the three months ended March 31, 2016 and 2015 was approximately $3.4 million and $3.5 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three months ended March 31, 2016 and 2015 was $0.04 per share.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $5.4 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

The expense related to stock options granted in the three months ended March 31, 2016 and 2015 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.04%	1.44%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	39.6%	42.4%
Fair value at date of grant	$3.76	$6.59

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2016 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	1,013,780	$20.92			3,165,556	$22.58
Granted	—	—			1,875,001	11.02
Forfeited	—	—			(17,961)	18.49
Expired	(5,672)	15.32			(2,666)	29.53
Outstanding at March 31, 2016	1,008,108	$20.95	$0.1	5.5	5,019,930	$18.28	$4.1	6.2

Exercisable at March 31, 2016	1,008,108	$20.95	$0.1	5.5	939,993	$22.93	$—	5.5

There was no unrecognized compensation expense related to SSARs at March 31, 2016. At March 31, 2016, unrecognized compensation expense related to stock options not yet exercisable was $21.3 million and is expected to be recognized over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the three months ended March 31, 2016.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2015	1,079,994	$24.41
Granted	865,693	11.02
Vested	(196,502)	20.95
Forfeited	(38,590)	19.02
Unvested at March 31, 2016	1,710,595	$16.23

At March 31, 2016, $21.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows (in millions except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
(Loss) earnings from continuing operations	$(12.5)	$5.0
Loss from discontinued operations, net	(16.9)	(20.8)
Net loss	$(29.4)	$(15.8)

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.14)	$0.06
Loss from discontinued operations, net	$(0.19)	$(0.25)
Net loss	$(0.33)	$(0.19)

Weighted average shares outstanding	88,536,740	85,107,579

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.14)	$0.06
Loss from discontinued operations, net	$(0.19)	$(0.25)
Net loss	$(0.33)	$(0.19)

Weighted-average shares outstanding	88,536,740	85,284,375

For the three months ended March 31, 2016 and 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 4,940,416 and 2,524,261, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitment and Contingent Liabilities

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
Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). An amended complaint was filed on February 25, 2013, which purported to be brought on behalf of a class of purchasers of Audience’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors of Audience and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial had been scheduled for January 25, 2016 however, on July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. On October 19, 2015, the parties executed a stipulation of settlement. The settlement is subject to approval by the court and as of March 31, 2016, none of the members of the class have opted out of, or objected to, the settlement. A final settlement approval hearing is scheduled for May 6, 2016. If the court approves the settlement, Audience’s insurance carriers will pay $6.0 million to the class in exchange for releases. There can be no assurance that the court will approve the settlement and class members will not opt out of the settlement and file individual actions. As of March 31, 2016, the Company has accrued $6.0 million of legal reserves with a corresponding accounts receivable amount of $6.0 million on Knowles Consolidated Balance Sheet.

Audience Acquisition-Related Litigation
Between May 15 and May 29, 2015, five substantially similar class action lawsuits challenging the proposed acquisition of Audience were filed in the Superior Court of California, Santa Clara County, against the members of Audience’s board of directors and the Company, among others. The lawsuits were subsequently consolidated into a single action. The complaints allege that the members of Audience’s board of directors breached their fiduciary duties to Audience shareholders in connection with the proposed acquisition and that the Company aided and abetted these alleged violations. The plaintiffs sought to enjoin the acquisition, as well as, among other things, compensatory damages and attorney’s fees and costs.

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. The settlement is subject to final approval by the court and members of the class may opt out of, or object to, the settlement. Notices summarizing the terms of the settlement have been circulated to Audience shareholders and the court is expected to hold a final settlement hearing on July 29, 2016. There can be no assurance that the settlement will be finalized or that the court will approve the settlement. As of March 31, 2016, the Company has accrued $0.5 million of legal reserves on the Consolidated Balance Sheet.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. Other than the litigation noted above, the Company’s legal reserves were not significant at March 31, 2016 and 2015.

15. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
Mobile Consumer Electronics	$83.3	$82.7
Specialty Components	102.0	103.9
Total consolidated revenue	$185.3	$186.6

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(8.6)	$9.9
Specialty Components	15.6	12.7
Total segments	7.0	22.6
Corporate expense / other	13.4	10.5
Interest expense	3.7	2.4
(Loss) earnings before income taxes and discontinued operations	(10.1)	9.7
Provision for income taxes	2.4	4.7
(Loss) earnings from continuing operations	$(12.5)	$5.0

16. Recent Accounting Standards

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize a lease liability and asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard requires a modified retrospective transition method for all entities. This ASU also provides clarification surrounding the presentation of the effects of the leases in the income statement and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU 2016-01, which requires a company to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Recently Adopted Accounting Standards

In September 2015, the FASB issued an ASU 2015-16 that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This standard was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2016. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 and updated the aforementioned in August 2015 through the issuance of 2015-15, which require debt issuance costs related to a recognized debt liability or line of credit, respectively, be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability or line of credit, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance effective January 1, 2016 and applied it retrospectively to all prior periods presented. As a result of this adoption, debt issue costs of $1.2 million were reclassified from assets to reduce current and long-term debt as of December 31, 2015.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business - or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. Although this standard was effective for the Company as of the first quarter of 2015, the Company did not have discontinued operations until the first quarter of 2016, at which time, the Company adopted this guidance effective January 1, 2016 and applied it to all prior periods presented. Refer to Note 2. Discontinued Operations for additional information.

Certain amounts in prior years have been reclassified to conform to the current year presentation as a result of recently adopted accounting standards.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17. Subsequent Events

On May 4, 2016, the Company sold $150.0 million aggregate principal amount of 3.25% convertible senior notes due 2021 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of the Company's common stock or a combination thereof, at the Company's election, based on an initial conversion rate of 54.2741 shares of common stock per $1,000 principal amount of Notes. The Company received approximately $140.0 million in net proceeds, after paying certain transaction costs and the cost of the convertible note hedge and warrant transactions discussed below, and will use the net proceeds to reduce borrowings outstanding under the Company's term loan facility. Knowles also granted the initial purchasers of the Notes a 30-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes.

Concurrently with the issuance of the Notes, the Company entered into (i) convertible note hedge transactions covering approximately 8.1 million shares of the Company's common stock (the same number of shares underlying the Notes), which are exercisable upon conversion of the Notes and have an initial strike price that corresponds to the initial conversion price of the Notes, and (ii) warrants covering approximately 8.1 million shares of the Company’s common stock, which are exercisable after the maturity date of the Notes and have an initial strike price of $21.105 per share, which represents a premium of 57.50% over the last reported sale price of the Company’s common stock of $13.40 on April 28, 2016. The note hedge transactions are expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the note hedge transactions, is greater than the strike price of the note hedge transactions. If the market price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants could have a dilutive effect with respect to the Company’s common stock, unless the Company elects, subject to certain conditions, to settle the warrants in cash.

In connection with the Company’s offering of the Notes, the Company entered into a fourth amendment to its Credit Agreement on April 27, 2016. The fourth amendment, among other things (i) added language to permit the Company to execute the offering of the Notes and the related transactions necessary, (ii) amended the requirement of the leverage ratio for it not to exceed 3.75 (previously 3.25) and (iii) added a definition for the “Senior Secured Leverage Ratio” and set a requirement for it not to exceed 3.25.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of anticipated mobile phone launches;
o	downward pressure on the average selling prices for our products;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions that may not occur;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions and other related customer challenges that may occur;
o
our ability to successfully consummate acquisitions and divestitures, including the proposed divestiture of our speaker and receiver product line, and our ability to integrate acquisitions following consummation;

o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	retaining key personnel;
o	our dependence on a limited number of large customers;
o	our need to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business;
o	fluctuations in demand by our telecom and other customers and telecom end markets;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble and test our products and sub-components; and
o	changes in tax laws or our ability to utilize our tax structure and any net operating losses;

A more complete description of these risks, uncertainties and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. We do not undertake to update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

•
MCE designs and manufactures innovative acoustic products, including microphones, integrated modules and audio processing technologies used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

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

On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line within the MCE business segment. The Company expects to sell this product line in 2016, however there can be no assurance that we will be successful in finding a buyer for this product line or, if a buyer is identified, that we will be successful in negotiating favorable terms of a sale, including the purchase price. For additional information, refer to Note 2. Discontinued Operations to our Consolidated Financial Statements.

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. For additional information on the Audience acquisition, refer to Note 3. Acquisition to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Revenues	$185.3	$186.6

Gross profit	$66.8	$62.5
Non-GAAP gross profit	$69.8	$66.5

(Loss) earnings from continuing operations before interest and income taxes	$(6.4)	$12.1
Adjusted earnings from continuing operations before interest and income taxes	$10.7	$23.3

Provision for income taxes	$2.4	$4.7
Non-GAAP (benefit from) provision for income taxes	$(0.5)	$3.8

(Loss) earnings from continuing operations	$(12.5)	$5.0
Non-GAAP net earnings	$7.5	$17.1

(Loss) earnings per share from continuing operations - diluted	$(0.14)	$0.06
Non-GAAP diluted earnings per share	$0.08	$0.20

Revenues

Revenues for the first quarter of 2016 were $185.3 million, compared with $186.6 million for the first quarter of 2015, a decrease of $1.3 million or 0.7%. This was due to a decrease in SC revenues of $1.9 million, partially offset by an increase in MCE revenues of $0.6 million. The decrease in SC revenues was due to lower pricing, partially offset by increased demand for acoustic products. MCE revenues increased due to higher microphone shipments and revenues associated with our recently acquired Audience operations, which were partially offset by lower average selling prices and unfavorable product mix.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2016 was $117.3 million, compared with $124.8 million for the first quarter of 2015, a decrease of $7.5 million or 6.0%. This decrease was primarily due to favorable impacts from productivity initiatives, favorable foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by increased shipments of MEMS microphones and acoustic products.

Restructuring Charges

During the three months ended March 31, 2016, we recorded restructuring charges of $4.7 million, comprised primarily of the restructuring actions associated with the integration of Audience. The remaining charges primarily relate to the residual expenses related to the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities and headcount reduction initiatives in our timing devices business. Total restructuring charges of $1.2 million were classified as Cost of goods sold and $3.5 million were classified as Operating expenses.

During the three months ended March 31, 2015, we recorded a reversal of restructuring charges of $0.7 million due to a change in estimate related to our actions to transfer our capacitor business into lower-cost Asian manufacturing facilities of which $0.7 million was classified as Cost of goods sold.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2016 was $66.8 million, compared with $62.5 million for the first quarter of 2015, an increase of $4.3 million or 6.9%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2016 was 36.0%, compared with 33.5% for the first quarter of 2015. Non-GAAP gross profit for the first quarter of 2016 was $69.8 million, compared with $66.5 million for the first quarter of 2015, an increase of $3.3 million or 5.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2016 was 37.7%, compared with 35.6% for the first quarter of 2015. The gross profit and Non-GAAP gross profit increases were primarily due to higher microphone and acoustic product shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices and unfavorable product mix. The gross profit margin and Non-GAAP gross profit margin increases were primarily due to favorable impacts from productivity initiatives, favorable foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices and unfavorable product mix.

Research and Development Expenses

Research and development expenses for the first quarter of 2016 were $26.1 million, compared with $16.3 million for the first quarter of 2015, an increase of $9.8 million or 60.1%. Research and development expenses as a percentage of revenues for the first quarter of 2016 and 2015 were 14.1% and 8.7%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by our recently acquired Audience operations and an increase in new product development spending.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2016 were $43.1 million, compared with $35.9 million for the first quarter of 2015, an increase of $7.2 million or 20.0%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2016 and 2015 were 23.3% and 19.2%, respectively. The increase was primarily driven by our recently acquired Audience operations, partially offset by our cost savings from restructuring actions and other cost reduction initiatives.

(Loss) Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes for the first quarter of 2016 was $6.4 million, compared with $12.1 million of earnings from continuing operations before interest and income taxes for the first quarter of 2015, a decrease of $18.5 million. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations, increased restructuring actions and higher stock-based compensation, partially offset by our increased GAAP gross profit.

Adjusted earnings before interest and income taxes ("EBIT") from continuing operations for the first quarter of 2016 was $10.7 million, compared with $23.3 million for the first quarter of 2015, a decrease of $12.6 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2016 was 5.8%, compared with 12.5% for the first quarter of 2015. This decrease was primarily due to lower average selling prices, higher operating expenses related to our recently acquired Audience operations and unfavorable product mix, partially offset by increased shipments.

Interest Expense, net

Interest expense for the first quarter of 2016 was $3.7 million, compared with $2.4 million for the first quarter of 2015, an increase of $1.3 million. The increase in interest expense was due to a combination of a higher average debt balance outstanding in 2016 compared to 2015 and higher interest rates. The higher average debt balance in 2016 was mainly due to a draw down from our revolving credit facility to fund the Audience acquisition in the second half of 2015.

Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2016 was a 23.8% provision, compared with a 48.5% provision for the first quarter of 2015. The ETR from continuing operations for the first quarter of 2016 was impacted by a net discrete expense totaling $1.1 million. The ETR from continuing operations for the first quarter of 2015 was impacted by a net discrete expense totaling $2.5 million. Absent the discrete items, the ETR from continuing operations for the first quarter of 2016 was a 12.9% provision, compared with a 21.4% provision for the first quarter of 2015. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the first quarter of 2016 was a 7.1% benefit, compared with an 18.2% provision for the first quarter of 2015. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions. The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Loss from Discontinued Operations, net

The loss from discontinued operations was $16.9 million for the first quarter of 2016, compared with a loss of $20.8 million for the first quarter of 2015. The improved loss from discontinued operations was primarily driven by lower operating expenses as a result of cost savings from restructuring actions, partially offset by lower gross margins as shipments have declined.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.14 for the first quarter of 2016, compared with earnings of $0.06 for the first quarter of 2015. The decrease in diluted earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the first quarter of 2016 was $0.08, compared with $0.20 for the first quarter of 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2016	2015
Gross profit	$66.8	$62.5
Stock-based compensation expense	0.5	0.2
Restructuring charges	1.2	(0.7)
Production transfer costs (2)	1.3	4.5
Non-GAAP gross profit	$69.8	$66.5

(Loss) earnings from continuing operations	$(12.5)	$5.0
Interest expense, net	3.7	2.4
Provision for income taxes	2.4	4.7
(Loss) earnings from continuing operations before interest and income taxes	(6.4)	12.1
Stock-based compensation expense	5.4	2.7
Intangibles amortization expense	5.6	4.2
Fixed asset and related inventory charges	0.1	—
Restructuring charges	4.7	(0.7)
Production transfer costs (2)	1.3	4.5
Other (3)	—	0.5
Adjusted earnings from continuing operations before interest and income taxes	$10.7	$23.3

Provision for income taxes	$2.4	$4.7
Income tax effects of non-GAAP reconciling adjustments	(2.9)	(0.9)
Non-GAAP (benefit) provision for income taxes	$(0.5)	$3.8

(Loss) earnings from continuing operations	$(12.5)	$5.0
Non-GAAP reconciling adjustments (4)	17.1	11.2
Income tax effects of non-GAAP reconciling adjustments	(2.9)	(0.9)
Non-GAAP net earnings	$7.5	$17.1

Non-GAAP diluted earnings per share	$0.08	$0.20

Diluted average shares outstanding (5)	88,536,740	85,284,375
Non-GAAP adjustment (6)	1,489,027	532,043
Non-GAAP diluted average shares outstanding (6)	90,025,767	85,816,418

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
(2) Production Transfer Costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding Gross profit, Selling and administrative expenses, Operating expenses and (Loss) earnings from continuing operations before interest and income taxes for each period presented.

(3) In 2015, Other represents expenses related to the Audience acquisition.
(4) The Non-GAAP reconciling adjustments are those adjustments made to reconcile (Loss) earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(5) Diluted average shares outstanding in 2016 are consistent with basic average shares as this period is reporting a net loss.
(6) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net loss. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.

Mobile Consumer Electronics

	Three Months Ended March 31,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$83.3		$82.7

Operating (loss) earnings	$(8.7)	NM(2)	$10.0	12.1%
Other (income) expense, net	(0.1)		0.1
(Loss) earnings before interest, income taxes and discontinued operations	$(8.6)	NM(2)	$9.9	12.0%
Stock-based compensation expense	1.9		0.4
Intangibles amortization expense	2.8		1.4
Fixed asset and related inventory charges	0.1		—
Restructuring charges	3.0		—
Production transfer costs (1)	0.1		1.5
Adjusted earnings before interest, income taxes and discontinued operations	$(0.7)	NM(2)	$13.2	16.0%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in (loss) earnings before interest, income taxes and discontinued operations for each period presented.

(2) NM- Not meaningful

Revenues

MCE revenues were $83.3 million for the first quarter of 2016, compared with $82.7 million for the first quarter of 2015, an increase of $0.6 million or 0.7%. Revenues increased due to increased shipments of MEMS microphones, driven by new product shipments and multiple microphone adoption, as well as the revenues associated with our recently acquired Audience operations. Also, in the prior year, there was a hold on production and shipments to a key OEM on a prior year version of our MEMS microphone for a specific platform due to a low level defect. Partially offsetting the increase in MCE revenues were lower average selling prices and unfavorable product mix impacts.

Operating (Loss) Earnings and Adjusted (Loss) Earnings Before Interest and Income Taxes

MCE operating loss was $8.7 million for the first quarter of 2016, compared with earnings of $10.0 million for the first quarter of 2015, a decrease of $18.7 million or 187.0%. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations and its related restructuring actions, lower average selling prices and unfavorable product mix, partially offset by an increase in shipments, favorable impacts from foreign currency translations and benefits from productivity initiatives.

MCE adjusted EBIT was a loss of $0.7 million for the first quarter of 2016, compared with earnings of $13.2 million for the first quarter of 2015, a decrease of $13.9 million. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations, lower average selling prices and unfavorable product mix, partially offset by an increase in shipments, favorable impacts from foreign currency exchange rate changes and benefits from productivity initiatives.

Specialty Components

	Three Months Ended March 31,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$102.0		$103.9

Operating earnings	$15.4	15.1%	$12.8	12.3%
Other (income) expense, net	(0.2)		0.1
Earnings before interest and income taxes	$15.6	15.3%	$12.7	12.2%
Stock-based compensation expense	0.8		0.6
Intangibles amortization expense	2.8		2.8
Restructuring charges	1.3		(0.7)
Production transfer costs (1)	1.3		3.0
Adjusted earnings before interest and income taxes	$21.8	21.4%	$18.4	17.7%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $102.0 million for the first quarter of 2016, compared with $103.9 million for the first quarter of 2015, a decrease of $1.9 million or 1.8%. Revenues decreased due to lower pricing, partially offset by increased demand for acoustic products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $15.4 million for the first quarter of 2016, compared with $12.8 million for the first quarter of 2015, an increase of $2.6 million or 20.3%. SC adjusted EBIT was $21.8 million for the first quarter of 2016, compared with $18.4 million for the first quarter of 2015, an increase of $3.4 million or 18.5%. Adjusted EBIT margin for the first quarter of 2016 was 21.4%, compared with 17.7% for the first quarter of 2015. The increase was primarily due to benefits from productivity initiatives, favorable impact of foreign currency exchange rate changes, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities and higher shipments, partially offset by lower pricing.

Liquidity and Capital Resources

We believe that our cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs and capital expenditures for at least the next twelve months. We have secured a revolving line of credit in the U.S. from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the U.S. above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets. Our ability to make payments on and to refinance our indebtedness as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash.

As discussed above, on July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand.

On May 4, 2016, we sold $150.0 million of 3.25% convertible senior notes due 2021 (the “Notes”) and concurrently entered into convertible note hedge transactions and separate warrants. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. We will use the net proceeds to reduce borrowings outstanding under our term loan facility. Refer to Note 17. Subsequent Events of our Consolidated Financial Statements for additional information.

Our cash and cash equivalents totaled $44.2 million and $63.3 million at March 31, 2016 and December 31, 2015, respectively. Of these amounts, cash held by our non-U.S. operations totaled $40.0 million and $59.7 million as of March 31, 2016 and December 31, 2015, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash flows provided by (used in):
Operating activities	$19.8	$6.8
Investing activities	(9.1)	(18.3)
Financing activities	(29.8)	(4.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)
Net decrease in cash and cash equivalents	$(19.1)	$(16.6)

Operating Activities

The increase in cash provided by operating activities was primarily driven by favorable impacts of changes in accounts receivable, partially offset by higher operating expenses and unfavorable impacts of changes in accounts payable and accrued compensation.

Investing Activities

The decrease in cash used in investing activities was primarily driven by $7.9 million in lower cash payments for capital expenditures.

In 2016, we expect capital expenditures to be in the range of 5.0% to 6.0% of revenue.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2016 primarily related to $20.0 million in payments to our revolving credit facility and $7.5 million in scheduled principal payments on our term loan, whereas cash used in financing activities during the three months ended March 31, 2015 primarily related to $3.8 million in scheduled principal payments on our term loan. For additional information on our debt, see Note 9. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitment and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings consist of the following:

(in millions)	March 31, 2016	December 31, 2015
Term loan due January 2019	$276.2	$283.8
$300.0 million revolving credit facility due January 2019	125.0	145.0
Total	401.2	428.8
Less: current maturities	29.5	29.6
Total long-term debt	$371.7	$399.2

The interest rate under these facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At March 31, 2016, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 19, 2016.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 16. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of our exposure to market risk as of December 31, 2015, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal control structure of an acquired business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the recently acquired business.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of contingencies related to legal proceedings, see Note 14. Commitment and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material developments in our previously reported risk factors.

Item 6. Exhibits

10.1
Fourth Amendment, dated as of April 27, 2016, to Amended and Restated Credit Agreement by and among Knowles Corporation, as borrower, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference thereto

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 5, 2016	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Fourth Amendment, dated as of April 27, 2016, to Amended and Restated Credit Agreement by and among Knowles Corporation, as borrower, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference thereto

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)