Form 10-Q
period 2016-06-30
Knowles Corp
filed 2016-08-09
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of August 2, 2016 was 88,692,376.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$190.3	$192.8	$375.6	$379.4
Cost of goods sold	117.2	121.2	234.5	246.0
Restructuring charges - cost of goods sold	0.2	0.2	1.4	(0.5)
Gross profit	72.9	71.4	139.7	133.9
Research and development expenses	25.8	18.2	51.9	34.5
Selling and administrative expenses	45.2	36.7	88.3	72.6
Restructuring charges	3.7	0.2	7.2	0.2
Operating expenses	74.7	55.1	147.4	107.3
Operating (loss) earnings	(1.8)	16.3	(7.7)	26.6
Interest expense, net	5.8	3.1	9.5	5.5
Other income, net	(2.2)	(0.2)	(1.7)	(2.0)
(Loss) earnings before income taxes and discontinued operations	(5.4)	13.4	(15.5)	23.1
Provision for income taxes	1.4	0.1	3.8	4.8
(Loss) earnings from continuing operations	(6.8)	13.3	(19.3)	18.3
Loss from discontinued operations, net	(17.8)	(29.4)	(34.7)	(50.2)
Net loss	$(24.6)	$(16.1)	$(54.0)	$(31.9)

(Loss) earnings per share from continuing operations:
Basic	$(0.08)	$0.16	$(0.22)	$0.22
Diluted	$(0.08)	$0.16	$(0.22)	$0.22

Loss per share from discontinued operations:
Basic	$(0.20)	$(0.35)	$(0.39)	$(0.59)
Diluted	$(0.20)	$(0.35)	$(0.39)	$(0.59)

Net loss per share:
Basic	$(0.28)	$(0.19)	$(0.61)	$(0.37)
Diluted	$(0.28)	$(0.19)	$(0.61)	$(0.37)

Weighted average common shares outstanding:
Basic	88,652,453	85,144,298	88,594,597	85,126,040
Diluted	88,652,453	85,292,561	88,594,597	85,291,578

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(24.6)	$(16.1)	$(54.0)	$(31.9)

Other comprehensive loss, net of tax
Foreign currency translation	(4.0)	8.3	9.9	(43.1)

Employee benefit plans:
Amortization or settlement of actuarial losses included in net periodic pension cost	—	0.1	—	0.2
Net change in employee benefit plans	—	0.1	—	0.2

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(2.2)	—	(0.5)	(0.7)
Net gains reclassified into earnings	0.3	—	0.2	—
Total cash flow hedges	(1.9)	—	(0.3)	(0.7)

Other comprehensive (loss) income, net of tax	(5.9)	8.4	9.6	(43.6)

Comprehensive loss	$(30.5)	$(7.7)	$(44.4)	$(75.5)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015

Current assets:
Cash and cash equivalents	$47.2	$63.3
Receivables, net of allowances of $2.2 and $1.8	123.2	145.2
Inventories, net	139.0	118.4
Prepaid and other current assets	14.6	9.2
Total current assets	324.0	336.1
Property, plant and equipment, net	208.6	215.3
Goodwill	913.3	925.8
Intangible assets, net	85.9	97.0
Other assets and deferred charges	29.5	29.3
Assets of discontinued operations	66.4	93.0
Total assets	$1,627.7	$1,696.5

Current liabilities:
Current maturities of long-term debt	$2.6	$29.6
Accounts payable	74.8	77.2
Accrued compensation and employee benefits	28.1	31.2
Other accrued expenses	32.4	35.9
Federal and other taxes on income	1.9	1.5
Total current liabilities	139.8	175.4
Long-term debt	392.2	399.2
Deferred income taxes	21.7	18.4
Other liabilities	41.8	43.5
Liabilities of discontinued operations	29.6	53.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,648,055 and 88,451,564 shares issued at June 30, 2016 and December 31, 2015, respectively	0.9	0.9
Additional paid-in capital	1,490.1	1,449.9
Accumulated deficit	(371.8)	(317.8)
Accumulated other comprehensive loss	(116.6)	(126.2)
Total stockholders' equity	1,002.6	1,006.8
Total liabilities and stockholders' equity	$1,627.7	$1,696.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	$0.9	$1,449.9	$(317.8)	$(126.2)	$1,006.8
Net loss	—	—	(54.0)	—	(54.0)
Other comprehensive income, net of tax	—	—	—	9.6	9.6
Purchase of convertible note hedges	—	(44.5)	—	—	(44.5)
Issuance of warrants	—	39.1	—	—	39.1
Equity component of the convertible notes issuance, net	—	35.3	—	—	35.3
Stock-based compensation expense	—	11.2	—	—	11.2
Tax on restricted stock unit vesting	—	(0.9)	—	—	(0.9)
Balance at June 30, 2016	$0.9	$1,490.1	$(371.8)	$(116.6)	$1,002.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(54.0)	$(31.9)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	39.4	65.6
Impairment charges on fixed and other assets	—	3.0
Loss on disposal of fixed assets	1.3	—
Stock-based compensation	11.2	6.6
Deferred income taxes	2.2	—
Non-cash interest expense and amortization of debt issuance costs	2.0	0.4
Other, net	4.4	(0.4)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	53.5	36.4
Inventories, net	(8.2)	(11.1)
Prepaid and other current assets	(4.2)	(5.8)
Accounts payable	(29.1)	(13.9)
Accrued compensation and employee benefits	(5.3)	(7.1)
Other accrued expenses	(0.6)	(8.8)
Accrued and deferred taxes, net	0.4	(7.7)
Other non-current assets and non-current liabilities	(2.8)	(1.0)
Net cash provided by operating activities	10.2	24.3

Investing Activities
Additions to property, plant and equipment	(20.2)	(38.7)
Proceeds from sale of investment	2.0	—
Capitalized patent defense costs	—	(0.8)
Purchase of intellectual property license	—	(0.5)
Proceeds from the sale of property, plant and equipment	0.7	0.3
Net cash used in investing activities	(17.5)	(39.7)

Financing Activities
Payments under revolving credit facility	(20.0)	(29.0)
Borrowings under revolving credit facility	20.0	35.0
Principal payments on term loan debt	(166.5)	(7.5)
Proceeds from issuance of convertible senior notes	172.5	—
Proceeds from issuance of warrants	39.1	—
Purchase of convertible note hedges	(44.5)	—
Debt issuance costs	(6.7)	—
Payments of capital lease obligations	(1.6)	(0.6)
Tax on restricted stock unit vesting	(0.9)	(0.4)
Net cash used in financing activities	(8.6)	(2.5)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.3)

Net decrease in cash and cash equivalents	(16.1)	(18.2)
Cash and cash equivalents at beginning of period	63.3	55.2
Cash and cash equivalents at end of period	$47.2	$37.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock (“Shares”) of Audience, Inc. ("Audience"). The financial results of Audience were included in the Company's consolidated statements of comprehensive earnings and statement of cash flows beginning July 1, 2015 and the consolidated balance sheet as of September 30, 2015.

As discussed in Note 2. Discontinued Operations, the Company reclassified the speaker and receiver product line within the Mobile Consumer Electronics ("MCE") segment to discontinued operations in the first quarter of 2016 based on intentions to divest the product line. Therefore, the Company has classified the results of operations and related assets and liabilities for the product line as discontinued operations for all periods presented. In addition, the Company completed its sale of the speaker and receiver product line on July 7, 2016. See Note 17. Subsequent Events for additional information.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at June 30, 2016 and 2015 were $6.3 million and $6.8 million, respectively. The Company also entered into a capital lease for new equipment in the second quarter of 2015 with a corresponding capital lease obligation at June 30, 2015 of $13.6 million. In addition, the Company had $0.1 million of legal costs incurred and accrued in accounts payable for the defense of the Company's patents at June 30, 2015, but had no such costs or accruals at June 30, 2016. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Discontinued Operations

Management conducts a strategic review of its business periodically. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line within the MCE business segment ("speaker and receiver product line"). On July 7, 2016, the Company completed the previously announced sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. See Note 17. Subsequent Events for additional information. The results of discontinued operations for the three months ended June 30, 2016 and 2015 reflect the net losses of the speaker and receiver product line.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenues	$24.7	$48.2	$45.1	$100.1
Cost of goods sold	27.1	62.7	55.7	123.0
Restructuring charges - cost of goods sold	7.2	0.2	9.3	0.4
Gross Profit	(9.6)	(14.7)	(19.9)	(23.3)
Research and development expenses	3.2	4.5	6.7	7.9
Selling and administrative expenses	4.9	9.8	8.1	19.6
Restructuring charges	1.4	0.1	1.8	0.3
Operating Expenses	9.5	14.4	16.6	27.8

Loss from discontinued operations before taxes	(19.1)	(29.1)	(36.5)	(51.1)
Benefit from income taxes	(1.3)	0.3	(1.8)	(0.9)
Loss from discontinued operations, net of tax	$(17.8)	$(29.4)	$(34.7)	$(50.2)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	June 30, 2016	December 31, 2015
Assets of Discontinued Operations:
Accounts receivable	$15.8	$47.2
Inventories, net	21.9	33.6
Prepaid and other current assets	1.9	2.0
Total current assets	39.6	82.8
Property, plant and equipment, net	7.1	9.5
Goodwill (1)	18.7	—
Other assets and deferred charges	1.0	0.7
Total assets	$66.4	$93.0

Liabilities of Discontinued Operations:
Accounts payable	$15.5	$39.3
Other current liabilities	11.9	11.8
Total current liabilities	27.4	51.1
Other liabilities	2.2	2.1
Total liabilities	$29.6	$53.2
(1) As of March 31, 2016, the Company should have allocated $18.7 million of Goodwill to the Assets of discontinued operations. As of June 30, 2016, this correction is shown as an asset within the speaker and receiver product line.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Six Months Ended June 30,
(in millions)	2016	2015
Depreciation	$1.1	$17.2
Amortization of intangible assets	$—	$11.4
Additions to property, plant and equipment	$2.5	$14.0

Additions to property, plant and equipment included in accounts payable at June 30, 2016 and 2015 were $0.7 million and $2.1 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Acquisition

The Company made no acquisitions during the three and six months ended June 30, 2016. On July 1, 2015, the Company completed the acquisition of Shares of Audience for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015. The Company has finalized appraisals of tangible and intangible assets for the acquisition of Audience.

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2016	December 31, 2015
Raw materials	$70.7	$66.4
Work in progress	18.4	14.2
Finished goods	88.3	75.2
Subtotal	177.4	155.8
Less reserves	(38.4)	(37.4)
Total	$139.0	$118.4

5. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net:

(in millions)	June 30, 2016	December 31, 2015
Land	$11.2	$11.3
Buildings and improvements	118.9	118.4
Machinery, equipment and other	488.8	479.9
Subtotal	618.9	609.6
Less accumulated depreciation	(410.3)	(394.3)
Total	$208.6	$215.3

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2016:

(in millions)	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2015	$740.0	$185.8	$925.8
Allocation to discontinued operations (1)	(18.7)	—	(18.7)
Acquisition adjustment	0.2	—	0.2
Foreign currency translation	6.0	—	6.0
Balance at June 30, 2016	$727.5	$185.8	$913.3
(1) As of March 31, 2016, the Company should have allocated $18.7 million of Goodwill to the Assets of discontinued operations. As of June 30, 2016, this correction is shown as a reduction to goodwill within the MCE segment. This correction is considered immaterial to the previously issued March 31, 2016 financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	16.9	42.9	14.5
Customer Relationships	156.2	149.5	156.1	143.4
Unpatented Technologies	92.4	71.3	92.4	68.6
Other	3.1	3.1	3.1	3.1
Total	294.9	241.0	294.8	229.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$85.9		$97.0

Amortization expense totaled $5.6 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense was $11.2 million and $8.6 million, respectively.

7. Restructuring and Related Activities

During the three and six months ended June 30, 2016, the Company recorded additional restructuring charges associated with the integration of Audience, which is reported as part of the MCE reportable segment.

In addition, the Company recorded restructuring charges during the three and six months ended June 30, 2016 and 2015 related to the residual expenses related to the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities and headcount reduction initiatives in our timing devices business. These actions are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Mobile Consumer Electronics	$3.1	$—	$6.1	$—
Specialty Components (1)	0.8	0.4	2.1	(0.3)
Corporate	—	—	0.4	—
Total	$3.9	$0.4	$8.6	$(0.3)
(1) During the six months ended June 30, 2015, the Company reversed a portion of previously recorded restructuring charges based on a change in the termination benefit payment structure.

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2015	$7.7	$1.1	$8.8
Restructuring charges	7.3	1.3	8.6
Payments	(5.5)	(1.4)	(6.9)
Other, including foreign currency	0.1	—	0.1
Balance at June 30, 2016	$9.6	$1.0	$10.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

(in millions)	June 30, 2016	December 31, 2015
Other accrued expenses	$10.3	$8.7
Other liabilities	0.3	0.1
Total	$10.6	$8.8

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities which can be adversely affected by changes in foreign currency exchange rates. At June 30, 2016, and December 31, 2015 the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit and Philippine peso was $60.0 million and $46.1 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At June 30, 2016 and December 31, 2015, the notional value of the derivatives related to economic hedging was $2.0 million and $0.8 million, respectively.

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

The following table sets forth the fair values of derivative instruments held by the Company at June 30, 2016 and December 31, 2015 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	June 30, 2016	December 31, 2015
Cash flow hedges	Prepaid and other current assets	$0.9	$—
Cash flow hedges	Other accrued expenses	1.7	1.1
Cash flow hedges	Other liabilities	1.3	0.6
Economic hedges	Other accrued expenses	—	0.1

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

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded losses of $0.3 million and $1.4 million to AOCI on the Company’s Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following losses were recorded for the three and six months ended June 30, 2016 and 2015:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Income Statement Line	2016	2015	2016	2015
Economic hedges	Other (income) expense, net	$(0.6)	$1.0	$—	$0.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three and six months ended June 30, 2016 and 2015. Knowles reclassified these losses out of AOCI into Other income, net as follows:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Income Statement Line	2016	2015	2016	2015
Cash flow hedges	Other income, net	$(0.3)	$—	$(0.2)	$—

9. Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	June 30, 2016	December 31, 2015
3.25% Convertible Senior Notes	$131.8	$—
Term loan and revolving credit facility	263.0	428.8
Total	394.8	428.8
Less: current maturities	2.6	29.6
Total long-term debt	$392.2	$399.2

In connection with the offering of the 3.25 % Convertible Senior Notes, the Company entered into a fourth amendment to its Credit Agreement, which revised the term loan amortization payments as of June 30, 2016 to the following:

(in millions)	Q3 - Q4 2016	2017	2018	2019	2020
Loan amortization payments (1)	$—	$10.8	$14.4	$93.3	$—
(1) There are no principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility during the period 2016-2020.

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes (the "Notes") due November 1, 2021, unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2016.

The Notes are governed by an Indenture (the "Indenture") between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company will pay or deliver cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. The initial conversion rate is 54.2741 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $18.4250 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may be required, in certain circumstances, to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Prior to the close of business on the business day immediately preceding August 1, 2021, the Notes will be convertible only under the following circumstances:

●
during any calendar quarter commencing after the calendar quarter ending on June 30, 2016, and only during such calendar quarters if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

●
during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

●	upon the occurrence of specified corporate events.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2016, the Notes were not yet convertible. The Notes are the Company’s senior unsecured obligations.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $5.0 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.3 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.5 million on a portion of the equity component transaction costs which are deductible for tax purposes and immediately recorded a valuation allowance against this deferred tax asset.

The Notes consist of the following:

(in millions)	June 30, 2016
Liability component:
Principal	$172.5
Less: debt issuance costs, debt discount, net of amortization (1)	(40.7)
Net carrying amount	$131.8

Equity component (2)	$29.9
(1) Inclusive of $0.8 million of short-term debt issuance costs.
(2) Recorded in the consolidated balance sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Company’s 3.25% Senior Notes at June 30, 2016 was $173.4 million. The fair value was determined based on the closing trading price per $100 of the 3.25% Senior Notes as of the last day of trading for the second quarter of 2016.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2016	2016
3.25% coupon	$1.0	$1.0
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	0.9	0.9
Total	$2.0	$2.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions (the “Note Hedges”) with respect to its common stock. In the second quarter of 2016, the Company paid an aggregate amount of $44.5 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of the Company's common stock, as measured under the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The Note Hedges are separate transactions entered into by the Company, and are not part of the Notes or the Warrants, and have been accounted for as part of additional paid-in capital. Holders of the Notes do not have any rights with respect to the Note Hedges.

Warrants
In addition to the Note Hedges, in the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants (the “Warrants”) to acquire shares of the Company's common stock at a strike price of $21.1050 per share. The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. If the market price per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the Company's common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are separate transactions entered into by the Company, and are not part of the Notes or the Note Hedges, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedges do not have any rights with respect to the Warrants.

Term Loan and Revolving Credit Facility
Term loan and revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2016	December 31, 2015
Term loan due January 2019	$118.5	$285.0
$300.0 million revolving credit facility due January 2019	145.0	145.0
Less: debt issuance costs, net of amortization	(0.5)	(1.2)
Total	263.0	428.8
Less: current maturities(1)	3.4	29.6
Long-term portion	$259.6	$399.2
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," include a requirement, to be tested quarterly, that the Company maintains both (i) "Interest Coverage Ratio" a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (ii) "Leverage Ratio" a maximum ratio of consolidated total indebtedness to consolidated EBITDA of 3.75 to 1.0 and (iii) added a definition for the “Senior Secured Leverage Ratio” and set a requirement for it not to exceed 3.25. The Senior Secured Leverage Ratio is total indebtedness less the Notes. For these ratios, consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At June 30, 2016, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speaker and Receiver Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line of the Company’s MCE segment that have been disposed of, abandoned or discontinued or which were being held for sale) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speaker and Receiver Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speaker and Receiver Discontinued Operations shall be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 27, 2016, the Company entered into a fourth amendment to its Credit Agreement in connection with the Company's offering of the Notes. The fourth amendment, among other things (i) added language to permit the Company to execute the offering of the Notes and the related transactions, (ii) amended the requirement of the Leverage Ratio for it not to exceed 3.75 to 1.0 (previously 3.25 to 1.0) and (iii) added a definition for the Senior Secured Leverage Ratio and set a requirement for it not to exceed 3.25 to 1.0.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 2.69% and 2.18% for the six months ended June 30, 2016 and 2015, respectively. The weighted-average commitment fee on the revolving line of credit was 0.40% and 0.35% for the six months ended June 30, 2016 and 2015, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

10. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(4.0)	$—	$(4.0)	$8.3	$—	$8.3
Employee benefit plans	—	—	—	0.1	—	0.1
Changes in fair value of cash flow hedges	(2.0)	0.1	(1.9)	—	—	—
Other comprehensive (loss) income, net of tax	$(6.0)	$0.1	$(5.9)	$8.4	$—	$8.4

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$9.9	$—	$9.9	$(43.1)	$—	$(43.1)
Employee benefit plans	—	—	—	0.3	(0.1)	0.2
Changes in fair value of cash flow hedges	(0.4)	0.1	(0.3)	(1.1)	0.4	(0.7)
Other comprehensive income (loss), net of tax	$9.5	$0.1	$9.6	$(43.9)	$0.3	$(43.6)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the six months ended June 30, 2016 and 2015:

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings	(0.3)	9.9	—	9.6
Balance at June 30, 2016	$(1.9)	$(103.2)	$(11.5)	$(116.6)

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive loss	(0.7)	(43.1)	0.2	(43.6)
Balance at June 30, 2015	$(0.9)	$(84.5)	$(11.5)	$(96.9)

During the three and six months ended June 30, 2016, there were $0.3 million and $0.2 million of earnings reclassified from accumulated other comprehensive loss to earnings, respectively. Losses totaling $0.3 million were reclassified into earnings for the three months and six months ended June 30, 2015.

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2016 was a 25.9% provision and a 24.5% provision, respectively. During the three and six months ended June 30, 2016, the ETR from continuing operations was impacted by discrete items totaling $0.1 million of benefit and $1.0 million of expense, respectively. The $1.0 million of expense for the six months ended June 30, 2016 is primarily related to a $0.9 million discrete tax expense for U.S. operations. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2016 was a 27.8% provision and a 18.1% provision, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The Company's ETR from continuing operations for the three and six months ended June 30, 2015 was a 0.7% provision and a 20.8% provision, respectively. During the three and six months ended June 30, 2015, the ETR from continuing operations was impacted by discrete items totaling $0.9 million of benefit and $1.6 million of expense, respectively. During the six months ended June 30, 2015, the Company recorded a valuation allowance of $2.0 million on certain U.S. deferred tax assets as the Company believes it is more likely than not that these assets will not be realized. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2015 was a 7.5% provision and a 13.9% provision, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. For additional information on these tax holidays, refer to Note 17. Subsequent Events. The continuing operations benefit of these incentives for the three and six months ended June 30, 2016 was approximately $2.8 million and $6.2 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and six months ended June 30, 2016 was $0.03 per share and $0.07 per share, respectively. The continuing operations benefit of these incentives for the three and six months ended June 30, 2015 was approximately $1.7 million and $5.2 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and six months ended June 30, 2015 was $0.02 per share and $0.06 per share, respectively.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $5.6 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation expense was $11.0 million and $5.9 million, respectively.

Stock Options

The expense related to stock options granted in the six months ended June 30, 2016 and 2015 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Six Months Ended June 30,
	2016			2015
Risk-free interest rate	1.04%	to	1.12%	1.24%	to	1.44%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	37.0%	to	39.6%	42.4%
Fair value at date of grant	$3.76	to	$4.27	$6.59	to	$6.88

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2016 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	1,013,780	$20.92			3,165,556	$22.58
Granted	—	—			2,025,591	11.18
Exercised	(44,838)	14.28			—	—
Forfeited	—	—			(151,297)	19.28
Expired	(5,672)	15.32			(10,133)	23.01
Outstanding at June 30, 2016	963,270	$21.26	$0.1	5.4	5,029,717	$18.09	$5.0	6.0

Exercisable at June 30, 2016	963,270	$21.26	$0.1	5.4	950,696	$22.87	$—	5.3

There was no unrecognized compensation expense related to SSARs at June 30, 2016. At June 30, 2016, unrecognized compensation expense related to stock options not yet exercisable was $18.5 million and is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the six months ended June 30, 2016.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2015	1,079,994	$24.41
Granted	1,489,187	11.92
Vested	(289,786)	20.24
Forfeited	(103,150)	17.36
Unvested at June 30, 2016	2,176,245	$15.23

At June 30, 2016, $25.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2016	2015	2016	2015
(Loss) earnings from continuing operations	$(6.8)	$13.3	$(19.3)	$18.3
Loss from discontinued operations, net	(17.8)	(29.4)	(34.7)	(50.2)
Net loss	$(24.6)	$(16.1)	$(54.0)	$(31.9)

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.08)	$0.16	$(0.22)	$0.22
Loss from discontinued operations, net	$(0.20)	$(0.35)	$(0.39)	$(0.59)
Net loss	$(0.28)	$(0.19)	$(0.61)	$(0.37)

Weighted average shares outstanding	88,652,453	85,144,298	88,594,597	85,126,040

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.08)	$0.16	$(0.22)	$0.22
Loss from discontinued operations, net	$(0.20)	$(0.35)	$(0.39)	$(0.59)
Net loss	$(0.28)	$(0.19)	$(0.61)	$(0.37)

Weighted-average shares outstanding	88,652,453	85,292,561	88,594,597	85,291,578

For the three and six months ended June 30, 2016, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 5,855,448 and 5,579,582, respectively. For the three and six months ended June 30, 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 3,381,700 and 2,958,447, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitments and Contingent Liabilities

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
Audience IPO-Related Litigation
On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against Audience, the members of its board of directors, two of its executive officers and the underwriters of Audience’s initial public offering ("IPO"). The complaint sought, among other things, compensatory damages, rescission and attorney’s fees and costs. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial had been scheduled for January 25, 2016 however, on July 23, 2015, an agreement in principle to settle the action was reached, subject to approval of the court. On October 19, 2015, the parties executed a stipulation of settlement. On June 10, 2016, the court entered an order which approved the settlement by which Audience’s insurance carriers paid $6.0 million to the class in exchange for releases and attorney's fees and other costs in the cumulative sum of $1.9 million.

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

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. Notices summarizing the terms of the settlement had been circulated to Audience shareholders and on July 29, 2016 the court entered a final order approving the settlement and awarded attorney's fees to the plaintiffs in the amount of $0.4 million. The Company will have ten business days from the date that the court enters its final order approving the settlement to pay the fees. As of June 30, 2016, the Company has accrued $0.5 million of legal reserves on the Consolidated Balance Sheet.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. Other than the litigation noted above, the Company’s legal reserves were not significant at June 30, 2016 and December 31, 2015.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue:
Mobile Consumer Electronics	$82.2	$84.2	$165.5	$166.9
Specialty Components	108.1	108.6	210.1	212.5
Total consolidated revenue	$190.3	$192.8	$375.6	$379.4

(Loss) earnings before interest and income taxes:
Mobile Consumer Electronics	$(5.9)	$14.0	$(14.5)	$23.9
Specialty Components	18.0	16.3	33.6	29.0
Total segments	12.1	30.3	19.1	52.9
Corporate expense / other	11.7	13.8	25.1	24.3
Interest expense	5.8	3.1	9.5	5.5
(Loss) earnings before income taxes and discontinued operations	(5.4)	13.4	(15.5)	23.1
Provision for income taxes	1.4	0.1	3.8	4.8
(Loss) earnings from continuing operations	$(6.8)	$13.3	$(19.3)	$18.3

16. Recent Accounting Standards

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

In May 2014, the FASB issued ASU 2014-09 that provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequently, in July 2015, the FASB elected to delay the effective date of the standard by one year to annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted beginning with annual and interim periods beginning after December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU 2016-12, which removes the requirement to disclose the effect of the accounting change in the period of adoption, but still requires the Company to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company is currently evaluating the effect this guidance will have on the Company's Consolidated Financial Statements and related disclosures. The Company intends to adopt the modified retrospective method when applying the new guidance and has not yet determined the effect on its Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03 and updated the aforementioned in August 2015 through the issuance of 2015-15, which require debt issuance costs related to a recognized debt liability or line of credit, respectively, be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability or line of credit, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance effective January 1, 2016 and applied it retrospectively to all prior periods presented. As a result of this adoption, debt issuance costs of $1.2 million were reclassified from assets to reduce current and long-term debt as of December 31, 2015.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain amounts in prior years have been reclassified to conform to the current year presentation as a result of recently adopted accounting standards.

17. Subsequent Events

On July 7, 2016, Knowles completed the previously announced sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. As discussed in Note 11. Income Taxes, the Company's effective tax rate is favorably impacted by two tax holidays in Malaysia that are currently effective through December 31, 2021.

Each of our tax holidays is subject to the Company’s satisfaction of certain conditions, including investment and revenue generation in Malaysia. As a result of the sale of our speaker and receiver product line, we will not satisfy all the conditions to our tax holiday in Malaysia which were previously negotiated with the Malaysian tax authorities that are scheduled to be effective on January 1, 2017. We have proposed revised conditions to the Malaysian authorities and are currently in discussions with them regarding our proposal. Based on those discussions, the Company has no reason to believe that it will not be successful in negotiating revised conditions with the Malaysian tax authorities and maintaining the extension of its tax holiday in Malaysia through 2021.  However, there can be no assurance that we will be successful in reaching an agreement with the Malaysian authorities or that our tax holiday in Malaysia will be extended beyond December 31, 2016. If we are unsuccessful in reaching an agreement to extend our tax holiday in Malaysia beyond December 31, 2016, we anticipate that our effective tax rate in future years will be negatively impacted. For additional information, refer to Note 2. Discontinued Operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of anticipated mobile phone launches;
o	downward pressure on the average selling prices for our products;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to maintain and improve costs, quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company, Dover Corporation;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	retaining key personnel;
o	our dependence on a limited number of large customers;
o	our need to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business;
o	fluctuations in demand by our telecom and other customers and telecom end markets;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble and test our products and sub-components; and
o	changes in tax laws or our ability to utilize our tax structure and any net operating losses.

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

Overview

We are a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, wearables and other consumer electronic devices. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. Our focus on customer applications, combined with our unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our" or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

•
MCE designs and manufactures innovative acoustic products, including microphones and audio processing technologies used in several applications that serve the handset, tablet and other consumer electronic markets. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•
SC specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. SC’s transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; sales, support, engineering and manufacturing facilities are located in North America, Europe and Asia.

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

On July 7, 2016, we completed the previously announced sale of our MCE speaker and receiver product line ("speaker and receiver product line") for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. For additional information, refer to Note 2. Discontinued Operations to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team focuses on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

	Three Months Ended June 30,
(in millions, except per share amounts)	2016	2015
Revenues	$190.3	$192.8

Gross profit	$72.9	$71.4
Non-GAAP gross profit	$75.1	$76.3

Earnings from continuing operations before interest and income taxes	$0.4	$16.5
Adjusted earnings from continuing operations before interest and income taxes	$15.4	$31.2

Provision for income taxes	$1.4	$0.1
Non-GAAP benefit from income taxes	$(0.5)	$(0.2)

(Loss) earnings from continuing operations	$(6.8)	$13.3
Non-GAAP net earnings	$11.7	$28.3

(Loss) earnings per share from continuing operations - diluted	$(0.08)	$0.16
Non-GAAP diluted earnings per share	$0.13	$0.33

Revenues

Revenues for the second quarter of 2016 were $190.3 million, compared with $192.8 million for the second quarter of 2015, a decrease of $2.5 million or 1.3%. This was due to a decrease in MCE revenues of $2.0 million and SC revenues of $0.5 million. MCE revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones driven by new product shipments and multiple microphone adoption, as well as the revenues associated with our recently acquired Audience operations. SC revenues decreased due to lower pricing, partially offset by increased demand for timing devices and acoustic products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2016 was $117.2 million, compared with $121.2 million for the second quarter of 2015, a decrease of $4.0 million or 3.3%. This decrease was primarily due to a lower cost product mix, favorable impacts from productivity initiatives, favorable foreign currency exchange rate changes, lower production transfer costs and cost savings from our production transfer activities, partially offset by increased shipments of MEMS microphones, timing devices and acoustic products.

Restructuring Charges

During the three months ended June 30, 2016, we recorded restructuring charges of $3.9 million, comprised primarily of the restructuring actions associated with the integration of Audience. The remaining charges primarily relate to the residual expenses related to the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities and headcount reduction initiatives in our timing devices business. Total restructuring charges of $0.2 million were classified as COGS and $3.7 million were classified as Operating expenses.

During the three months ended June 30, 2015, we recorded restructuring charges of $0.4 million related to our actions to transfer our capacitor business into lower-cost Asian manufacturing facilities of which $0.2 million were classified as COGS and $0.2 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2016 was $72.9 million, compared with $71.4 million for the second quarter of 2015, an increase of $1.5 million or 2.1%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2016 was 38.3%, compared with 37.0% for the second quarter of 2015. The gross profit and margin increases were primarily due to higher microphone shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices.

Non-GAAP gross profit for the second quarter of 2016 was $75.1 million, compared with $76.3 million for the second quarter of 2015, a decrease of $1.2 million or 1.6%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2016 was 39.5%, compared with 39.6% for the second quarter of 2015. The Non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, partially offset higher microphone shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities.

Research and Development Expenses

Research and development expenses for the second quarter of 2016 were $25.8 million, compared with $18.2 million for the second quarter of 2015, an increase of $7.6 million or 41.8%. Research and development expenses as a percentage of revenues for the second quarter of 2016 and 2015 were 13.6% and 9.4%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by our recently acquired Audience operations and an increase in new product development spending, partially offset by cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2016 were $45.2 million, compared with $36.7 million for the second quarter of 2015, an increase of $8.5 million or 23.2%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2016 and 2015 were 23.8% and 19.0%, respectively. The increase was primarily driven by our recently acquired Audience operations.

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the second quarter of 2016 were $0.4 million, compared with $16.5 million for the second quarter of 2015, a decrease of $16.1 million. This decrease was primarily due to operating expenses related to our recently acquired Audience operations and an increase in new product development, partially offset by our operating expense cost reduction initiatives, lower acquisition costs and increased gross profit.

Adjusted earnings before interest and income taxes ("EBIT") from continuing operations for the second quarter of 2016 was $15.4 million, compared with $31.2 million for the second quarter of 2015, a decrease of $15.8 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2016 was 8.1%, compared with 16.2% for the second quarter of 2015. This decrease was primarily due to operating expenses related to our recently acquired Audience operations and a decrease in Non-GAAP gross profit.

Interest Expense, net

Interest expense for the second quarter of 2016 was $5.8 million, compared with $3.1 million for the second quarter of 2015, an increase of $2.7 million. The increase in interest expense is due to non-cash interest related to the new convertible senior notes, higher average debt balance outstanding in 2016 compared to 2015 and higher interest rates. The higher average debt balance in 2016 was mainly due to a draw down from our revolving credit facility to fund the Audience acquisition in the second half of 2015.

Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2016 was a 25.9% provision, compared with a 0.7% provision for the second quarter of 2015. The ETR from continuing operations for the second quarter of 2016 was impacted by a net discrete benefit totaling $0.1 million compared with a net discrete benefit totaling $0.9 million for the second quarter of 2015. Absent the discrete items, the ETR from continuing operations for the second quarter of 2016 was a 27.8% provision, compared with a 7.5% provision for the second quarter of 2015. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the second quarter of 2016 was a 5.2% benefit, compared with a 0.7% benefit for the second quarter of 2015. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes and Note 17. Subsequent Events to our Consolidated Financial Statements.

Loss from Discontinued Operations, net

The loss from discontinued operations was $17.8 million for the second quarter of 2016, compared with a loss of $29.4 million for the second quarter of 2015. The improved loss from discontinued operations was primarily driven by lower operating expenses as a result of cost savings from restructuring actions and improved gross margins due to lower production costs.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.08 for the second quarter of 2016, compared with earnings of $0.16 for the second quarter of 2015. The decrease in diluted earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the second quarter of 2016 was $0.13, compared with $0.33 for the second quarter of 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

	Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015
Revenues	$375.6	$379.4

Gross profit	$139.7	$133.9
Non-GAAP gross profit	$144.9	$142.8

(Loss) earnings from continuing operations before interest and income taxes	$(6.0)	$28.6
Adjusted earnings from continuing operations before interest and income taxes	$26.1	$54.5

Provision for income taxes	$3.8	$4.8
Non-GAAP (benefit from) provision for income taxes	$(1.0)	$3.6

(Loss) earnings from continuing operations	$(19.3)	$18.3
Non-GAAP net earnings	$19.2	$45.4

(Loss) earnings per share from continuing operations - diluted	$(0.22)	$0.22
Non-GAAP diluted earnings per share	$0.21	$0.53

Revenues

Revenues for the six months ended June 30, 2016 were $375.6 million, compared with $379.4 million for the six months ended June 30, 2015, a decrease of $3.8 million or 1.0%. SC revenues decreased $2.4 million due to lower pricing, partially offset by increased demand for acoustic and timing device products. MCE revenues decreased $1.4 million due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones driven by new product shipments and multiple microphone adoption, as well as the revenues associated with our recently acquired Audience operations.

Cost of Goods Sold

COGS for the six months ended June 30, 2016 was $234.5 million, compared with $246.0 million for the six months ended June 30, 2015, a decrease of $11.5 million or 4.7%. This decrease was primarily due to favorable impacts from productivity initiatives, a lower cost product mix, favorable foreign currency exchange rate changes, lower production transfer costs and cost savings from our production transfer activities, partially offset by increased shipments of MEMS microphones and other products.

Restructuring Charges

During the six months ended June 30, 2016, we recorded restructuring charges of $8.6 million, comprised primarily of the restructuring actions associated with the integration of Audience. The remaining charges primarily relate to the residual expenses for the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities and headcount reduction initiatives in our timing devices business. Total restructuring charges of $1.4 million were classified as COGS and $7.2 million were classified as Operating expenses.

During the six months ended June 30, 2015, we recorded a reversal of restructuring charges of $0.5 million in COGS due to a change in estimate related to our actions to transfer our capacitor business into lower-cost Asian manufacturing facilities and recorded $0.2 million of restructuring charges in Operating expenses related to our capacitor business actions to transfer into lower-cost Asian manufacturing facilities.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2016 was $139.7 million, compared with $133.9 million for the six months ended June 30, 2015, an increase of $5.8 million or 4.3%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2016 was 37.2%, compared with 35.3% for the six months ended June 30, 2015. The gross profit and margin increases were primarily due to higher microphone and other product shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes, lower production transfer costs and cost savings from our production transfer activities, partially offset by lower average selling prices, unfavorable product mix and lower fixed overhead absorption.

Non-GAAP gross profit for the six months ended June 30, 2016 was $144.9 million, compared with $142.8 million for the six months ended June 30, 2015, an increase of $2.1 million or 1.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2016 was 38.6%, compared with 37.6% for the six months ended June 30, 2015. The Non-GAAP gross profit and margin increases were primarily due to higher microphone and other product shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices, unfavorable product mix and lower fixed overhead absorption.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2016 were $51.9 million, compared with $34.5 million for the six months ended June 30, 2015, an increase of $17.4 million or 50.4%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2016 and 2015 were 13.8% and 9.1%, respectively. The increase in research and development expenses and as a percentage of revenues was primarily driven by our recently acquired Audience operations and an increase in new product development spending, partially offset by cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2016 were $88.3 million, compared with $72.6 million for six months ended June 30, 2015, an increase of $15.7 million or 21.6%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2016 and 2015 were 23.5% and 19.1%, respectively. The increase was primarily driven by our recently acquired Audience operations, partially offset by lower acquisition costs.

(Loss) Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes for the six months ended June 30, 2016 was $6.0 million, compared with $28.6 million of earnings from continuing operations before interest and income taxes for the six months ended June 30, 2015, a decrease of $34.6 million. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations, new product development spending, higher stock-based compensation and unfavorable foreign currency exchange rate changes, partially offset by our increased GAAP gross profit and operating cost reduction initiatives.

Adjusted earnings before interest and income taxes ("EBIT") from continuing operations for the six months ended June 30, 2016 was $26.1 million, compared with $54.5 million for the six months ended June 30, 2015, a decrease of $28.4 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the six months ended June 30, 2016 was 6.9%, compared with 14.4% for the six months ended June 30, 2015. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations and an increase in new product development spending, partially offset by operating cost reduction initiatives and increased Non-GAAP gross profit.

Interest Expense, net

Interest expense for the six months ended June 30, 2016 was $9.5 million, compared with $5.5 million for the six months ended June 30, 2015, an increase of $4.0 million. The increase in interest expense is due to non-cash interest related to the new convertible senior notes, higher average debt balance outstanding in 2016 compared to 2015 and higher interest rates. The higher average debt balance in 2016 was mainly due to a draw down from our revolving credit facility to fund the Audience acquisition in the second half of 2015.

Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the six months ended June 30, 2016 was a 24.5% provision, compared with a 20.8% provision for the six months ended June 30, 2015. The ETR from continuing operations for the six months ended June 30, 2016 was impacted by a net discrete expense totaling $1.0 million compared with a net discrete expense totaling $1.6 million for the six months ended June 30, 2015, which was mainly driven by a valuation allowance of $2.0 million on certain deferred tax assets in the United States as we believe it is more likely than not that these assets will not be realized. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2016 was an 18.1% provision, compared with a 13.9% provision for the six months ended June 30, 2015. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2016 was a 6.0% benefit, compared with a 7.3% provision for the six months ended June 30, 2015. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing significant tax holiday in Malaysia will expire December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes and Note 17. Subsequent Events to our Consolidated Financial Statements.

Loss from Discontinued Operations, net

The loss from discontinued operations was $34.7 million for 2016, compared with a loss of $50.2 million for 2015. The improved loss from discontinued operations was primarily driven by lower operating expenses as a result of cost savings from restructuring actions and improved gross margins due to lower production costs.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.22 for the six months ended June 30, 2016, compared with earnings of $0.22 for the six months ended June 30, 2015. The decrease in diluted earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the six months ended June 30, 2016 was $0.21, compared with $0.53 for the six months ended June 30, 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Gross profit	$72.9	$71.4	$139.7	$133.9
Stock-based compensation expense	0.5	0.3	1.0	0.5
Fixed asset and related inventory charges	0.3	—	0.3	—
Restructuring charges	0.2	0.2	1.4	(0.5)
Production transfer costs (2)	1.2	4.4	2.5	8.9
Non-GAAP gross profit	$75.1	$76.3	$144.9	$142.8

(Loss) earnings from continuing operations	$(6.8)	$13.3	$(19.3)	$18.3
Interest expense, net	5.8	3.1	9.5	5.5
Provision for income taxes	1.4	0.1	3.8	4.8
Earnings (loss) from continuing operations before interest and income taxes	0.4	16.5	(6.0)	28.6
Stock-based compensation expense	5.6	3.2	11.0	5.9
Intangibles amortization expense	5.6	4.4	11.2	8.6
Fixed asset and related inventory charges	0.4	—	0.5	—
Restructuring charges	3.9	0.4	8.6	(0.3)
Production transfer costs (2)	1.2	4.4	2.5	8.9
Other (gain) loss (3)	(1.7)	2.3	(1.7)	2.8
Adjusted earnings from continuing operations before interest and income taxes	$15.4	$31.2	$26.1	$54.5

Interest expense, net	$5.8	$3.1	$9.5	$5.5
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	—	1.6	—
Non-GAAP interest expense	$4.2	$3.1	$7.9	$5.5

Provision for income taxes	$1.4	$0.1	$3.8	$4.8
Income tax effects of non-GAAP reconciling adjustments	(1.9)	(0.3)	(4.8)	(1.2)
Non-GAAP (benefit from) provision for income taxes	$(0.5)	$(0.2)	$(1.0)	$3.6

(Loss) earnings from continuing operations	$(6.8)	$13.3	$(19.3)	$18.3
Non-GAAP reconciling adjustments (5)	15.0	14.7	32.1	25.9
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	—	1.6	—
Income tax effects of non-GAAP reconciling adjustments	(1.9)	(0.3)	(4.8)	(1.2)
Non-GAAP net earnings	$11.7	$28.3	$19.2	$45.4

Diluted (loss) earnings per share from continuing operations	$(0.08)	$0.16	$(0.22)	$0.22
Earnings per share non-GAAP reconciling adjustment	$0.21	$0.17	$0.43	$0.31
Non-GAAP diluted earnings per share	$0.13	$0.33	$0.21	$0.53

Diluted average shares outstanding	88,652,453	85,292,561	88,594,597	85,291,578
Non-GAAP adjustment (6)	2,394,692	708,747	1,921,514	633,464
Non-GAAP diluted average shares outstanding (6)	91,047,145	86,001,308	90,516,111	85,925,042

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures. Knowles uses non-GAAP measures as supplements to its GAAP results of operations in evaluating certain aspects of its business, and its executive management team focuses on non-GAAP items as key measures of Knowles' performance for business planning purposes. These measures assist Knowles in comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance.
(2) Production Transfer Costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding Gross profit, Selling and administrative expenses, Operating expenses and (Loss) earnings from continuing operations before interest and income taxes for each period presented.
(3) In 2016, Other (gain) loss primarily represents a gain on the sale of investment related to a non-controlling interest in a MEMS timing device company partially offset by expenses related to the Audience acquisition. In 2015, Other (gain) loss represents expenses related to the Audience acquisition.
(4) Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due 2021 that were issued in a private placement in May 2016. The imputed interest rate was 8.12% for the convertible notes due 2021, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.
(5) The Non-GAAP reconciling adjustments are those adjustments made to reconcile (Loss) earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(6) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team focuses on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net loss. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.

Mobile Consumer Electronics

	Three Months Ended June 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$82.2		$84.2

Operating (loss) earnings	$(6.1)	NM(1)	$13.8	16.4%
Other income, net	(0.2)		(0.2)
(Loss) earnings before interest, income taxes and discontinued operations	$(5.9)	NM(1)	$14.0	16.6%
Stock-based compensation expense	2.1		0.4
Intangibles amortization expense	2.8		1.6
Fixed asset and related inventory charges	0.4		—
Restructuring charges	3.2		(0.1)
Production transfer costs (2)	—		0.8
Adjusted earnings before interest, income taxes and discontinued operations	$2.6	3.2%	$16.7	19.8%

(1) NM- Not meaningful
(2)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in (loss) earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

MCE revenues were $82.2 million for the second quarter of 2016, compared with $84.2 million for the second quarter of 2015, a decrease of $2.0 million or 2.4%. Revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones driven by new product shipments and multiple microphone adoption, as well as the revenues associated with our recently acquired Audience operations.

Operating (Loss) Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

MCE operating loss was $6.1 million for the second quarter of 2016, compared with earnings of $13.8 million for the second quarter of 2015, a decrease of $19.9 million. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations and its related restructuring actions and lower average selling prices, partially offset by an increase in shipments, benefits from productivity initiatives and favorable impacts from foreign currency exchange rate changes.

MCE adjusted EBIT was $2.6 million for the second quarter of 2016, compared with $16.7 million for the second quarter of 2015, a decrease of $14.1 million. Adjusted EBIT margin for the second quarter of 2016 was 3.2%, compared to 19.8% for the first quarter of 2015. This decrease was primarily due to higher operating expenses related to our recently acquired Audience operations, lower average selling prices and an increase in new product development expenses, partially offset by an increase in shipments, benefits from productivity initiatives and favorable impacts from foreign exchange rate changes.

Specialty Components

	Three Months Ended June 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$108.1		$108.6

Operating earnings	$17.6	16.3%	$16.1	14.8%
Other income, net	(0.4)		(0.2)
Earnings before interest and income taxes	$18.0	16.7%	$16.3	15.0%
Stock-based compensation expense	0.6		0.7
Intangibles amortization expense	2.8		2.8
Restructuring charges	0.8		0.5
Production transfer costs (1)	1.2		3.6
Adjusted earnings before interest and income taxes	$23.4	21.6%	$23.9	22.0%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $108.1 million for the second quarter of 2016, compared with $108.6 million for the second quarter of 2015, a decrease of $0.5 million or 0.5%. Revenues decreased due to lower pricing, partially offset by increased demand for timing device and acoustic products.

Operating Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

SC operating earnings were $17.6 million for the second quarter of 2016, compared with $16.1 million for the second quarter of 2015, an increase of $1.5 million or 9.3%. The increase was primarily due to benefits from productivity initiatives, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, lower production transfer costs, higher shipments and favorable impact of foreign currency exchange rate changes, partially offset by lower pricing and lower fixed overhead absorption.

SC adjusted EBIT was $23.4 million for the second quarter of 2016, compared with $23.9 million for the second quarter of 2015, a decrease of $0.5 million or 2.1%. Adjusted EBIT margin for the second quarter of 2016 was 21.6%, compared with 22.0% for the second quarter of 2015. The decrease was primarily due to lower pricing and lower fixed overhead absorption, partially offset by benefits from productivity initiatives, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, higher shipments and favorable impact of foreign currency exchange rate changes.

Segment Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Mobile Consumer Electronics

	Six Months Ended June 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$165.5		$166.9

Operating (loss) earnings	$(14.8)	NM(1)	$23.8	14.3%
Other income, net	(0.3)		(0.1)
(Loss) earnings before interest, income taxes and discontinued operations	$(14.5)	NM(1)	$23.9	14.3%
Stock-based compensation expense	4.0		0.8
Intangibles amortization expense	5.6		3.0
Fixed asset and related inventory charges	0.5		—
Restructuring charges	6.2		(0.1)
Production transfer costs (2)	0.1		2.3
Adjusted earnings before interest, income taxes and discontinued operations	$1.9	1.1%	$29.9	17.9%

(1) NM- Not meaningful
(2)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in (loss) earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

MCE revenues were $165.5 million for the six months ended June 30, 2016, compared with $166.9 million for the six months ended June 30, 2015, a decrease of $1.4 million or 0.8%. Revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones, driven by new product shipments and multiple microphone adoption, as well as the revenues associated with our recently acquired Audience operations.

Operating (Loss) Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

MCE operating loss was $14.8 million for the six months ended June 30, 2016, compared with earnings of $23.8 million for the six months ended June 30, 2015, a decrease of $38.6 million. MCE adjusted EBIT was $1.9 million for the six months ended June 30, 2016, compared with $29.9 million for the six months ended June 30, 2015, a decrease of $28.0 million. The decreases were primarily due to higher operating expenses related to our recently acquired Audience operations and its related restructuring actions, lower average selling prices and unfavorable product mix, partially offset by an increase in shipments, benefits from productivity initiatives and favorable impacts from foreign currency exchange rate changes.

Specialty Components

	Six Months Ended June 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$210.1		$212.5

Operating earnings	$33.0	15.7%	$28.9	13.6%
Other income, net	(0.6)		(0.1)
Earnings before interest and income taxes	$33.6	16.0%	$29.0	13.6%
Stock-based compensation expense	1.4		1.3
Intangibles amortization expense	5.6		5.6
Restructuring charges	2.1		(0.2)
Production transfer costs (1)	2.4		6.6
Other	0.1		—
Adjusted earnings before interest and income taxes	$45.2	21.5%	$42.3	19.9%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $210.1 million for the six months ended June 30, 2016, compared with $212.5 million for the six months ended June 30, 2015, a decrease of $2.4 million or 1.1%. Revenues decreased due to lower pricing, partially offset by increased demand for acoustic and timing device products.

Operating Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

SC operating earnings were $33.0 million for the six months ended June 30, 2016, compared with $28.9 million for the six months ended June 30, 2015, an increase of $4.1 million or 14.2%. SC adjusted EBIT was $45.2 million for the six months ended June 30, 2016, compared with $42.3 million for the six months ended June 30, 2015, an increase of $2.9 million or 6.9%. Adjusted EBIT margin for the six months ended June 30, 2016 was 21.5%, compared with 19.9% for the six months ended June 30, 2015. The increases were primarily due to benefits from productivity initiatives, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, favorable impact of foreign currency exchange rate changes and higher shipments, partially offset by lower pricing.

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

In May 2016, we sold $172.5 million of 3.25% convertible senior notes due 2021 (the “Notes”) and concurrently entered into convertible note hedge transactions and separate warrants. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding under our term loan facility. For additional information, refer to Note 9. Borrowings of our Consolidated Financial Statements.

On July 7, 2016, we completed the previously announced sale of our speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. We will use the net proceeds to reduce borrowings outstanding under our term loan facility. Refer to Note 2. Discontinued Operations and Note 17. Subsequent Events of our Consolidated Financial Statements for additional information.

Our cash and cash equivalents totaled $47.2 million and $63.3 million at June 30, 2016 and December 31, 2015, respectively. Of these amounts, cash held by our non-U.S. operations totaled $43.2 million and $59.7 million as of June 30, 2016 and December 31, 2015, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash flows provided by (used in):
Operating activities	$10.2	$24.3
Investing activities	(17.5)	(39.7)
Financing activities	(8.6)	(2.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.3)
Net decrease in cash and cash equivalents	$(16.1)	$(18.2)

Operating Activities

The decrease in cash provided by operating activities was primarily driven by higher operating expenses and unfavorable impacts of changes in accounts payable, partially offset by favorable impacts of changes in accounts receivable, accrued expenses and deferred taxes.

Investing Activities

The decrease in cash used in investing activities was primarily driven by $18.5 million in lower cash payments for capital expenditures.

In 2016, we expect capital expenditures to be in the range of 5.0% to 6.0% of revenue.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2016 primarily related to the $166.5 million in principal payments to our term loan, a $44.5 million purchase of convertible note hedges and the $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of convertible senior notes and $39.1 million of proceeds from the issuance of warrants. Cash used in financing activities during the six months ended June 30, 2015 primarily related to $7.5 million in scheduled principal payments on our term loan, partially offset by the $6.0 million of net borrowings on the revolving credit facility. For additional information on our debt, see Note 9. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	June 30, 2016	December 31, 2015
3.25% Convertible Senior Notes	$131.8	$—
Term loan and revolving credit facility	263.0	428.8
Total	394.8	428.8
Less: current maturities	2.6	29.6
Total long-term debt	$392.2	$399.2

The interest rate under the term loan and revolving credit facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At June 30, 2016, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of our exposure to market risk as of December 31, 2015, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material developments in our previously reported risk factors.

Item 6. Exhibits

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Knowles Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

3.2
Amendment No. 1 to Amended and Restated By-Laws of Knowles Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

4.1
Indenture between Knowles Corporation and U.S. Bank National Association, as trustee, dated May 4, 2016 filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

4.2
Form of 3.25% Convertible Senior Note due 2021 (included in Exhibit 4.1) filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.1
Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.2
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.3
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.4
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.5
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.6
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.7
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.8
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.9
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.1
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.11
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.12
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.13
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.14
Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2016.

10.15	Form of Restricted Stock Unit Award Agreement.

10.16	Form of Stock Option Award Agreement.

10.17	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	August 9, 2016	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Knowles Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

3.2
Amendment No. 1 to Amended and Restated By-Laws of Knowles Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

4.1
Indenture between Knowles Corporation and U.S. Bank National Association, as trustee, dated May 4, 2016 filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

4.2
Form of 3.25% Convertible Senior Note due 2021 (included in Exhibit 4.1) filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.1
Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.2
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.3
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.4
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.5
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.6
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.7
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein.

10.8
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.9
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.10
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.11
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.12
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.13
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein.

10.14
Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2016.

10.15	Form of Restricted Stock Unit Award Agreement.

10.16	Form of Stock Option Award Agreement.

10.17	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)