Form 10-Q
period 2016-09-30
Knowles Corp
filed 2016-11-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 28, 2016 was 88,726,270.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$243.1	$246.7	$618.7	$626.1
Cost of goods sold	148.2	149.0	382.7	395.0
Restructuring charges - cost of goods sold	—	0.4	1.4	(0.1)
Gross profit	94.9	97.3	234.6	231.2
Research and development expenses	23.3	28.4	75.2	62.9
Selling and administrative expenses	43.0	50.2	131.3	122.8
Restructuring charges	2.1	8.7	9.3	8.9
Operating expenses	68.4	87.3	215.8	194.6
Operating earnings	26.5	10.0	18.8	36.6
Interest expense, net	5.6	3.6	15.1	9.1
Other expense (income), net	—	1.7	(1.7)	(0.3)
Earnings before income taxes and discontinued operations	20.9	4.7	5.4	27.8
(Benefit from) provision for income taxes	—	(0.1)	3.8	4.7
Earnings from continuing operations	20.9	4.8	1.6	23.1
Loss from discontinued operations, net	(28.5)	(19.7)	(63.2)	(69.9)
Net loss	$(7.6)	$(14.9)	$(61.6)	$(46.8)

Earnings per share from continuing operations:
Basic	$0.24	$0.05	$0.02	$0.27
Diluted	$0.24	$0.05	$0.02	$0.27

Loss per share from discontinued operations:
Basic	$(0.32)	$(0.22)	$(0.71)	$(0.81)
Diluted	$(0.32)	$(0.22)	$(0.71)	$(0.81)

Net loss per share:
Basic	$(0.08)	$(0.17)	$(0.69)	$(0.54)
Diluted	$(0.08)	$(0.17)	$(0.69)	$(0.54)

Weighted average common shares outstanding:
Basic	88,720,888	88,429,627	88,637,001	86,239,337
Diluted	89,317,806	88,614,973	88,997,050	86,419,027

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(7.6)	$(14.9)	$(61.6)	$(46.8)

Other comprehensive loss, net of tax
Foreign currency translation	27.2	(17.0)	37.1	(60.1)

Employee benefit plans:
Amortization or settlement of actuarial losses included in net periodic pension cost	—	—	—	0.2
Net change in employee benefit plans	—	—	—	0.2

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	—	(1.4)	(0.5)	(2.1)
Net (loss) gains reclassified into earnings	(0.1)	—	0.1	—
Total cash flow hedges	(0.1)	(1.4)	(0.4)	(2.1)

Other comprehensive income (loss), net of tax	27.1	(18.4)	36.7	(62.0)

Comprehensive income (loss)	$19.5	$(33.3)	$(24.9)	$(108.8)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015

Current assets:
Cash and cash equivalents	$60.0	$63.3
Receivables, net of allowances of $2.2 and $1.8	150.9	145.2
Inventories, net	125.9	118.4
Prepaid and other current assets	12.1	9.2
Total current assets	348.9	336.1
Property, plant and equipment, net	199.7	215.3
Goodwill	917.1	925.8
Intangible assets, net	80.3	97.0
Other assets and deferred charges	33.4	29.3
Assets of discontinued operations	2.4	93.0
Total assets	$1,581.8	$1,696.5

Current liabilities:
Current maturities of long-term debt	$6.1	$29.6
Accounts payable	73.2	77.2
Accrued compensation and employee benefits	31.3	31.2
Other accrued expenses	25.3	35.9
Federal and other taxes on income	5.4	1.5
Total current liabilities	141.3	175.4
Long-term debt	345.5	399.2
Deferred income taxes	21.8	18.4
Other liabilities	40.3	43.5
Liabilities of discontinued operations	6.2	53.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,723,645 and 88,451,564 shares issued at September 30, 2016 and December 31, 2015, respectively	0.9	0.9
Additional paid-in capital	1,494.7	1,449.9
Accumulated deficit	(379.4)	(317.8)
Accumulated other comprehensive loss	(89.5)	(126.2)
Total stockholders' equity	1,026.7	1,006.8
Total liabilities and stockholders' equity	$1,581.8	$1,696.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	$0.9	$1,449.9	$(317.8)	$(126.2)	$1,006.8
Net loss	—	—	(61.6)	—	(61.6)
Other comprehensive income, net of tax	—	—	—	36.7	36.7
Purchase of convertible note hedges	—	(44.5)	—	—	(44.5)
Issuance of warrants	—	39.1	—	—	39.1
Equity component of the convertible notes issuance, net	—	35.3	—	—	35.3
Stock-based compensation expense	—	16.4	—	—	16.4
Tax on restricted stock unit vesting	—	(1.5)	—	—	(1.5)
Balance at September 30, 2016	$0.9	$1,494.7	$(379.4)	$(89.5)	$1,026.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(61.6)	$(46.8)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	57.8	101.0
Loss on sale of business	25.6	—
Stock-based compensation	16.4	11.6
Non-cash interest expense and amortization of debt issuance costs	3.9	—
Loss on disposal of fixed assets	1.3	—
Impairment charges on fixed and other assets	—	3.9
Non-cash restructuring related charges	—	0.8
Deferred income taxes	(1.4)	—
Other, net	3.6	(4.1)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	30.1	18.0
Inventories, net	8.0	(6.9)
Prepaid and other current assets	(2.2)	(0.5)
Accounts payable	(31.8)	(23.0)
Accrued compensation and employee benefits	(5.0)	(2.7)
Other accrued expenses	(7.8)	(18.1)
Accrued and deferred taxes, net	3.8	(19.4)
Other non-current assets and non-current liabilities	(2.9)	(1.4)
Net cash provided by operating activities	37.8	12.4

Investing Activities
Proceeds from the sale of business	40.6	—
Proceeds from the sale of investment	2.0	4.0
Proceeds from the sale of property, plant and equipment	2.0	0.4
Additions to property, plant and equipment	(31.0)	(48.5)
Acquisitions of business (net of cash acquired)	—	(35.1)
Capitalized patent defense costs	—	(0.9)
Purchase of intellectual property license	—	(0.5)
Net cash provided by (used in) investing activities	13.6	(80.6)

Financing Activities
Payments under revolving credit facility	(77.0)	(44.0)
Borrowings under revolving credit facility	32.0	130.0
Principal payments on term loan debt	(166.5)	(11.3)
Proceeds from issuance of convertible senior notes	172.5	—
Proceeds from issuance of warrants	39.1	—
Purchase of convertible note hedges	(44.5)	—
Debt issuance costs	(6.7)	(0.3)
Payments of capital lease obligations	(1.9)	(1.0)
Tax on restricted stock unit vesting	(1.5)	(1.7)
Net cash (used in) provided by financing activities	(54.5)	71.7

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.8)

Net (decrease) increase in cash and cash equivalents	(3.3)	2.7
Cash and cash equivalents at beginning of period	63.3	55.2
Cash and cash equivalents at end of period	$60.0	$57.9

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As discussed in Note 2. Disposed and Discontinued Operations, the Company completed its sale of the speaker and receiver product line on July 7, 2016 and reclassified the speaker and receiver product line within the Mobile Consumer Electronics ("MCE") segment ("speaker and receiver product line") to discontinued operations in the first quarter of 2016 following its announcement that it would sell the product line. In accordance with Accounting Standards Codification ("ASC") No. 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the speaker and receiver product line have been reclassified as discontinued operations for all periods presented.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at September 30, 2016 and 2015 were $3.8 million and $5.4 million, respectively. The Company also entered into a capital lease for new equipment in the second quarter of 2015 and recorded a corresponding capital lease obligation at September 30, 2015 of $13.6 million. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Disposed and Discontinued Operations

Management and the Board of Directors conduct strategic reviews of its businesses periodically. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line. On July 7, 2016, the Company completed the sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. The Company recorded a loss of $25.6 million as a result of the sale, which included $26.9 million of loss amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The results of discontinued operations for the three and nine months ended September 30, 2016 and 2015 reflect the net losses of the speaker and receiver product line.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenues	$5.5	$47.8	$50.6	$148.0
Cost of goods sold	8.6	56.3	64.3	179.4
Restructuring charges - cost of goods sold	0.1	0.2	9.4	0.5
Gross profit	(3.2)	(8.7)	(23.1)	(31.9)
Research and development expenses	0.2	4.5	6.9	12.3
Selling and administrative expenses (1)	(1.5)	9.6	6.6	29.5
Restructuring charges	—	0.2	1.8	0.4
Operating (income) expenses	(1.3)	14.3	15.3	42.2

Loss on sale of business	25.6	—	25.6	—

Loss from discontinued operations before taxes	(27.5)	(23.0)	(64.0)	(74.1)
Provision for (benefit from) income taxes	1.0	(3.3)	(0.8)	(4.2)
Loss from discontinued operations, net of tax	$(28.5)	$(19.7)	$(63.2)	$(69.9)
(1) $2.0 million of previously expensed legal fees directly related to the disposition were reclassified to Loss on sale of business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	September 30, 2016	December 31, 2015
Assets of Discontinued Operations:
Accounts receivable	$2.0	$47.2
Inventories, net	—	33.6
Prepaid and other current assets	0.4	2.0
Total current assets	2.4	82.8
Property, plant and equipment, net	—	9.5
Other assets and deferred charges	—	0.7
Total assets (1)	$2.4	$93.0

Liabilities of Discontinued Operations:
Accounts payable	$1.9	$39.3
Other current liabilities	4.3	11.8
Total current liabilities	6.2	51.1
Other liabilities	—	2.1
Total liabilities (1)	$6.2	$53.2
(1) In connection with the sale of the speaker and receiver product line, the Company is obligated to perform certain activities of the speaker and receiver product line to assist the buyer for a specified period of time, which results in maintaining asset and liability balances. In addition, warranty and restructuring accruals related to the speaker and receiver product line are expected to be settled in the next 12 months.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Nine Months Ended September 30,
(in millions)	2016	2015
Depreciation	$0.8	$26.6
Amortization of intangible assets	$—	$17.1
Additions to property, plant and equipment	$2.5	$18.2

There were no additions to property plant and equipment included in accounts payable at September 30, 2016. Additions to property, plant and equipment included in accounts payable at September 30, 2015 were $3.6 million.

3. Acquisition

The Company made no acquisitions during the three and nine months ended September 30, 2016. On July 1, 2015, the Company completed the acquisition of Audience Inc. for consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015.

Impact of Acquisition and Pro-forma Summary
The following unaudited pro-forma summary presents consolidated financial information as if Audience had been acquired on January 1, 2015. The unaudited pro-forma financial information is based on historical results of operations and financial position of the Company and Audience. The pro-forma results include:

•	estimated amortization of a definite-lived developed technology intangible asset,

•	the estimated cost of the inventory step-up to fair value,

•	the estimated depreciation expense of the fixed asset step-up to fair value and

•	interest expense associated with debt that would have been incurred in connection with the acquisition.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2015. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

(in millions except share and per share amounts)	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenue from continuing operations:
As reported	$246.7	$626.1
Pro forma	294.6	804.1
Earnings (loss) from continuing operations:
As reported	$4.8	$23.1
Pro forma	(9.0)	(104.3)
Basic earnings (loss) per share from continuing operations:
As reported	$0.05	$0.27
Pro forma	(0.10)	(1.19)
Diluted earnings (loss) per share from continuing operations:
As reported	$0.05	$0.27
Pro forma	(0.10)	(1.19)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2016	December 31, 2015
Raw materials	$70.4	$66.4
Work in progress	21.6	14.2
Finished goods	73.4	75.2
Subtotal	165.4	155.8
Less reserves	(39.5)	(37.4)
Total	$125.9	$118.4

5. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net:

(in millions)	September 30, 2016	December 31, 2015
Land	$9.5	$11.3
Buildings and improvements	118.6	118.4
Machinery, equipment and other	494.0	479.9
Subtotal	622.1	609.6
Less accumulated depreciation	(422.4)	(394.3)
Total	$199.7	$215.3

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2016:

(in millions)	Mobile Consumer Electronics	Specialty Components	Total
Balance at December 31, 2015	$740.0	$185.8	$925.8
Allocation to discontinued operations (1)	(18.7)	—	(18.7)
Acquisition adjustment	0.2	—	0.2
Foreign currency translation	9.9	(0.1)	9.8
Balance at September 30, 2016	$731.4	$185.7	$917.1

(1) As of March 31, 2016, the Company should have allocated $18.7 million of Goodwill to the Assets of discontinued operations. As of June 30, 2016, this correction is shown as a reduction to goodwill within the MCE segment. This correction is considered immaterial to the previously issued March 31, 2016 financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	18.1	42.9	14.5
Customer Relationships	156.2	152.5	156.1	143.4
Unpatented Technologies	92.4	72.7	92.4	68.6
Other	3.1	3.1	3.1	3.1
Total	294.9	246.6	294.8	229.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$80.3		$97.0

Amortization expense totaled $5.6 million for both the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, amortization expense was $16.8 million and $14.2 million, respectively.

7. Restructuring and Related Activities

During the three months ended September 30, 2016, the Company recorded restructuring charges of $2.1 million within operating expenses, primarily for actions associated with lowering operating expenses.

During the nine months ended September 30, 2016, the Company recorded additional restructuring charges associated with the integration of Audience, which is reported as part of the MCE reportable segment. In addition, the Company recorded residual charges related to the transfer of the capacitor business into lower-cost Asian manufacturing facilities, which is reported as part of the Specialty Components ("SC") reportable segment.

During the three months ended September 30, 2015, the Company recorded restructuring charges of $9.1 million, comprised primarily of the $8.0 million of restructuring actions associated with the integration of Audience.

Additionally, the Company recorded restructuring charges during the three and nine months ended September 30, 2016 and 2015 related to headcount reduction initiatives in all of our businesses. These actions are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Mobile Consumer Electronics	$1.0	$8.3	$7.1	$8.3
Specialty Components (1)	—	0.4	2.1	0.1
Corporate	1.1	0.4	1.5	0.4
Total	$2.1	$9.1	$10.7	$8.8

(1) During the nine months ended September 30, 2015, the Company reversed a portion of previously recorded restructuring charges based on a change in the termination benefit payment structure.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2015	$7.7	$1.1	$8.8
Restructuring charges	8.2	2.5	10.7
Payments	(12.7)	(3.2)	(15.9)
Balance at September 30, 2016	$3.2	$0.4	$3.6

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

(in millions)	September 30, 2016	December 31, 2015
Other accrued expenses	$3.4	$8.7
Other liabilities	0.2	0.1
Total	$3.6	$8.8

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities which are adversely affected by changes in foreign currency exchange rates. At September 30, 2016 and December 31, 2015, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit and Philippine peso, was $34.6 million and $46.1 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At September 30, 2016 and December 31, 2015, the notional value of the derivatives related to economic hedging was $12.4 million and $0.8 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table sets forth the fair values of derivative instruments held by the Company at September 30, 2016 and December 31, 2015 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	September 30, 2016	December 31, 2015
Cash flow hedges	Prepaid and other current assets	$0.1	$—
Cash flow hedges	Other accrued expenses	1.5	1.1
Cash flow hedges	Other liabilities	0.8	0.6
Economic hedges	Other accrued expenses	0.1	0.1

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

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded losses of $2.0 million and $1.6 million to AOCI on the Company’s Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following losses were recorded for the three and nine months ended September 30, 2016 and 2015:

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Income Statement Line	2016	2015	2016	2015
Economic hedges	Other (income) expense, net	$0.5	$0.1	$0.5	$0.2

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three and nine months ended September 30, 2016 and 2015. Knowles reclassified these (gains) losses out of AOCI into Other income, net as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Income Statement Line	2016	2015	2016	2015
Cash flow hedges	Other (income) expense, net	$0.1	$—	$(0.1)	$—

9. Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	September 30, 2016	December 31, 2015
3.25% Convertible Senior Notes	$133.6	$—
Term loan and revolving credit facility	218.0	428.8
Total	351.6	428.8
Less: current maturities	6.1	29.6
Total long-term debt	$345.5	$399.2

In connection with the offering of the 3.25% Convertible Senior Notes ("the Notes"), the Company entered into a fourth amendment to its Credit Agreement, which revised the term loan amortization payments as of September 30, 2016 to the following:

(in millions)	Q4 2016	2017	2018	2019	2020
Loan amortization payments (1)	$—	$10.8	$14.4	$93.3	$—
(1) There are no principal payments due under the Notes or the revolving credit facility during the period 2016-2020.

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021, unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2016.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prior to the close of business on the business day immediately preceding August 1, 2021, the Notes will be convertible only under the following circumstances:

●
during any calendar quarter and only during such calendar quarters, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of September 30, 2016, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $4.9 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.3 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.5 million on a portion of the equity component transaction costs which are deductible for tax purposes and immediately recorded a valuation allowance against this deferred tax asset.

The Notes consist of the following:

(in millions)	September 30, 2016
Liability component:
Principal	$172.5
Less: debt issuance costs, debt discount, net of amortization	(38.9)
Total	133.6
Less: current maturities(1)	(0.9)
Long-term portion	$134.5

Equity component (2)	$33.1
(1) No short-term principal with $0.9 million of short-term debt issuance costs.
(2) Recorded in the consolidated balance sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2016 was $182.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last trading day for the third quarter of 2016.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016	2016
3.25% coupon	$1.4	$2.4
Amortization of debt issuance costs	0.3	0.4
Amortization of debt discount	1.4	2.3
Total	$3.1	$5.1

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

Term Loan and Revolving Credit Facility
Term loan and revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2016	December 31, 2015
Term loan due January 2019	$118.5	$285.0
$300.0 million revolving credit facility due January 2019	100.0	145.0
Less: debt issuance costs, net of amortization	(0.5)	(1.2)
Total	218.0	428.8
Less: current maturities(1)	7.0	29.6
Long-term portion	$211.0	$399.2
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio") and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At September 30, 2016, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On February 9, 2016, the Company entered into a third amendment to its Credit Agreement. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Agreement to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speaker and Receiver Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speaker and Receiver Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speaker and Receiver Discontinued Operations are disregarded in calculating the Leverage Ratio for purposes of determining the Applicable Rate (as defined in the Credit Agreement). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

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

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 2.71% and 2.27% for the nine months ended September 30, 2016 and 2015, respectively. The weighted-average commitment fee on the revolving line of credit was 0.40% and 0.37% for the nine months ended September 30, 2016 and 2015, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

10. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$27.2	$—	$27.2	$(17.0)	$—	$(17.0)
Employee benefit plans	—	—	—	—	—	—
Changes in fair value of cash flow hedges	(0.1)	—	(0.1)	(1.0)	(0.4)	(1.4)
Other comprehensive income (loss), net of tax	$27.1	$—	$27.1	$(18.0)	$(0.4)	$(18.4)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$37.1	$—	$37.1	$(60.1)	$—	$(60.1)
Employee benefit plans	—	—	—	0.3	(0.1)	0.2
Changes in fair value of cash flow hedges	(0.5)	0.1	(0.4)	(2.1)	—	(2.1)
Other comprehensive income (loss), net of tax	$36.6	$0.1	$36.7	$(61.9)	$(0.1)	$(62.0)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the nine months ended September 30, 2016 and 2015:

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings	(0.4)	37.1	—	36.7
Balance at September 30, 2016	$(2.0)	$(76.0)	$(11.5)	$(89.5)

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2014	$(0.2)	$(41.4)	$(11.7)	$(53.3)
Other comprehensive loss	(2.1)	(60.1)	0.2	(62.0)
Balance at September 30, 2015	$(2.3)	$(101.5)	$(11.5)	$(115.3)

During the three and nine months ended September 30, 2016, there were losses of $0.1 million reclassified into earnings and $0.1 million of earnings reclassified from accumulated other comprehensive loss to earnings, respectively. Losses totaling $0.3 million were reclassified into earnings for the three months ended September 30, 2015. There were no earnings or losses reclassified for the nine months ended September 30, 2015.

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The year-to-date ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holiday in Malaysia and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2016 was nil and a 70.4% provision, respectively. During the three and nine months ended September 30, 2016, the ETR from continuing operations was impacted by discrete items totaling $4.4 million of benefit and $3.4 million of benefit, respectively. The $3.4 million of benefit for the nine months ended September 30, 2016 is primarily related to a $4.7 million tax benefit in our Malaysian subsidiary resulting from the recognition of deferred tax assets due to the Company’s anticipation that, on January 1, 2017, it will not satisfy all the conditions of one of its Malaysian tax holidays as a result of the recent sale of our speaker and receiver product line. The Company is currently in discussion with the Malaysian tax authorities regarding modifications to the conditions applicable to this holiday. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2016 was a 21.1% provision and a 133.3% provision, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2015 was a 2.1% benefit and a 16.9% provision, respectively. During the three and nine months ended September 30, 2015, the ETR from continuing operations was impacted by discrete items totaling $3.0 million of benefit and $1.4 million of benefit, respectively, for U.S. operations inclusive of the impact of assessing the recoverability of the deferred tax assets in the United States. As of September 30, 2015, the Company did not expect to benefit from any future losses or deferred tax assets generated in the United States. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2015 was a 61.7% provision and a 21.9% benefit, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. As a result of the sale of our speaker and receiver product line, we will not satisfy all the conditions to one of our tax holidays in Malaysia that will be effective on January 1, 2017. We are currently in discussions with the Malaysian tax authorities regarding modification to the conditions that are applicable to this holiday. The continuing operations benefit of our tax holidays in Malaysia for the three and nine months ended September 30, 2016 was approximately $12.0 million and $18.2 million, respectively, of which $4.7 million relates to the discrete tax impact of recognizing deferred tax assets during the period. The continuing operations benefit of the tax holidays on a per share basis for the three and nine months ended September 30, 2016 was $0.14 per share and $0.21 per share, respectively, of which $0.05 per share relates to the discrete tax impact of recognizing deferred tax assets during the period. The continuing operations benefit of the tax holidays for the three and nine months ended September 30, 2015 was approximately $10.1 million and $15.2 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and nine months ended September 30, 2015 was $0.11 per share and $0.17 per share, respectively.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $5.2 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation expense was $16.2 million and $10.6 million, respectively.

Stock Options

The expense related to stock options granted in the nine months ended September 30, 2016 and 2015 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Nine Months Ended September 30,
	2016			2015
Risk-free interest rate	1.04%	to	1.12%	1.24%	to	1.50%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	37.0%	to	39.6%	41.9%	to	42.4%
Fair value at date of grant	$3.76	to	$4.27	$6.59	to	$6.88

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2016 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	1,013,780	$20.92			3,165,556	$22.58
Granted	—	—			2,025,591	11.18
Exercised	(44,838)	14.28			—	—
Forfeited	—	—			(341,858)	18.42
Expired	(26,932)	21.05			(52,186)	22.86
Outstanding at September 30, 2016	942,010	$21.23	$0.1	5.1	4,797,103	$18.06	$5.5	5.7

Exercisable at September 30, 2016	942,010	$21.23	$0.1	5.1	984,958	$22.66	$—	5.2

There was no unrecognized compensation expense related to SSARs at September 30, 2016. At September 30, 2016, unrecognized compensation expense related to stock options not yet exercisable was $15.0 million and is expected to be recognized over a weighted-average period of 1.3 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the nine months ended September 30, 2016.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2015	1,079,994	$24.41
Granted	1,583,266	12.01
Vested	(405,924)	19.85
Forfeited	(231,490)	16.28
Unvested at September 30, 2016	2,025,846	$14.93

At September 30, 2016, $21.8 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2016	2015	2016	2015
Earnings from continuing operations	$20.9	$4.8	$1.6	$23.1
Loss from discontinued operations, net	$(28.5)	$(19.7)	$(63.2)	$(69.9)
Net loss	$(7.6)	$(14.9)	$(61.6)	$(46.8)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.24	$0.05	$0.02	$0.27
Loss from discontinued operations, net	$(0.32)	$(0.22)	$(0.71)	$(0.81)
Net loss	$(0.08)	$(0.17)	$(0.69)	$(0.54)

Weighted average shares outstanding	88,720,888	88,429,627	88,637,001	86,239,337

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.24	$0.05	$0.02	$0.27
Loss from discontinued operations, net	$(0.32)	$(0.22)	$(0.71)	$(0.81)
Net loss	$(0.08)	$(0.17)	$(0.69)	$(0.54)

Weighted-average shares outstanding	89,317,806	88,614,973	88,997,050	86,419,027

For the three and nine months ended September 30, 2016, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 5,227,427 and 5,449,342, respectively. For the three and nine months ended September 30, 2015, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 3,979,018 and 3,169,495, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal reserves were not significant at September 30, 2016 and December 31, 2015.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Segment Information

The Company's two reportable segments are Mobile Consumer Electronics and Specialty Components. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue:
Mobile Consumer Electronics	$140.4	$141.3	$305.9	$308.2
Specialty Components	102.7	105.4	312.8	317.9
Total consolidated revenue	$243.1	$246.7	$618.7	$626.1

Earnings before interest and income taxes:
Mobile Consumer Electronics	$22.0	$7.0	$7.5	$30.9
Specialty Components	19.8	17.7	53.4	46.7
Total segments	41.8	24.7	60.9	77.6
Corporate expense / other	15.3	16.4	40.4	40.7
Interest expense	5.6	3.6	15.1	9.1
Earnings before income taxes and discontinued operations	20.9	4.7	5.4	27.8
(Benefit from) provision for income taxes	—	(0.1)	3.8	4.7
Earnings from continuing operations	$20.9	$4.8	$1.6	$23.1

16. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15 with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires evaluation of cash receipts and payments on the basis of the nature of the underlying cash flows and provides clarity for categorization for specific transactions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Recently Adopted Accounting Standards

In September 2015, the FASB issued ASU 2015-16 that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This standard was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2016. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

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

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. Although this standard was effective for the Company as of the first quarter of 2015, the Company did not have discontinued operations until the first quarter of 2016, at which time, the Company adopted this guidance effective January 1, 2016 and applied it to all prior periods presented. Refer to Note 2. Disposed and Discontinued Operations for additional information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	MEMS microphone demand from our largest customers, in particular, a large North American OEM customer and Chinese OEMs;
o	factory capacity utilization in our MCE segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	downward pressure on the average selling prices for our products;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	anticipated growth for us and adoption of our technologies and solutions;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	risks associated with international sales and operations;
o	retaining key personnel;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business;
o	fluctuations in demand by our telecom and other customers and telecom end markets;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble and test our products and sub-components; and
o	changes in tax laws or the loss of our tax holidays.

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

On July 7, 2016, we completed the sale of our MCE speaker and receiver product line ("speaker and receiver product line") for $45.0 million in cash, less purchase price adjustments, for a net amount received of $40.6 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team and Board of Directors focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

	Three Months Ended September 30,
(in millions, except per share amounts)	2016	2015
Revenues	$243.1	$246.7

Gross profit	$94.9	$97.3
Non-GAAP gross profit	$95.7	$102.1

Earnings from continuing operations before interest and income taxes	$26.5	$8.3
Adjusted earnings from continuing operations before interest and income taxes	$39.9	$35.8

Benefit from income taxes	$—	$(0.1)
Non-GAAP benefit from income taxes	$1.6	$6.5

Earnings from continuing operations	$20.9	$4.8
Non-GAAP net earnings	$34.1	$25.7

Earnings per share from continuing operations - diluted	$0.24	$0.05
Non-GAAP diluted earnings per share	$0.37	$0.29

Revenues

Revenues for the third quarter of 2016 were $243.1 million, compared with $246.7 million for the third quarter of 2015, a decrease of $3.6 million or 1.5%. This was due to decreases in SC revenues of $2.7 million and MCE revenues of $0.9 million. SC revenues decreased due to lower pricing, partially offset by increased demand for timing device products. MCE revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones, driven by market growth, share gains and multiple microphone adoption at key Chinese OEMs.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2016 was $148.2 million, compared with $149.0 million for the third quarter of 2015, a decrease of $0.8 million or 0.5%. This decrease was primarily due to favorable impacts from productivity initiatives, lower production transfer costs, cost savings from our production transfer activities and product mix, partially offset by increased shipments of MEMS microphones and timing devices.

Restructuring Charges

During the three months ended September 30, 2016, we recorded restructuring charges of $2.1 million within operating expenses, primarily for actions associated with lowering operating expenses.

During the three months ended September 30, 2015, we recorded restructuring charges of $9.1 million, comprised primarily of the $8.0 million of restructuring actions associated with the integration of Audience. The remaining charges of $1.1 million primarily relate to the residual expenses related to the continued transfer of our capacitor business to lower-cost Asian manufacturing facilities, partially offset by the reversal of a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure, of which $0.4 million was classified as COGS and $0.7 million was classified as Operating expenses. Total restructuring charges of $0.4 million were classified as COGS sold and $8.7 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2016 was $94.9 million, compared with $97.3 million for the third quarter of 2015, a decrease of $2.4 million or 2.5%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2016 was 39.0%, compared with 39.4% for the third quarter of 2015. The gross profit and margin decreases were primarily due to lower average selling prices, partially offset by higher microphone shipments, favorable impacts from productivity initiatives, lower production transfer costs and cost savings from our production transfer activities.

Non-GAAP gross profit for the third quarter of 2016 was $95.7 million, compared with $102.1 million for the third quarter of 2015, a decrease of $6.4 million or 6.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2016 was 39.4%, compared with 41.4% for the third quarter of 2015. The Non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, partially offset by higher microphone shipments, favorable impacts from productivity initiatives and cost savings from our production transfer activities.

Research and Development Expenses

Research and development expenses for the third quarter of 2016 were $23.3 million, compared with $28.4 million for the third quarter of 2015, a decrease of $5.1 million or 18.0%. Research and development expenses as a percentage of revenues for the third quarter of 2016 and 2015 were 9.6% and 11.5%, respectively. The decrease in research and development expenses and as a percentage of revenues was primarily driven by lower project spending and reduced headcount.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2016 were $43.0 million, compared with $50.2 million for the third quarter of 2015, a decrease of $7.2 million or 14.3%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2016 and 2015 were 17.7% and 20.3%, respectively. The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower acquisition related expenses and benefits of our cost reduction initiatives.

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the third quarter of 2016 were $26.5 million, compared with $8.3 million for the third quarter of 2015, an increase of $18.2 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the third quarter of 2016 was 10.9%, compared with 3.4% for the third quarter of 2015. This increase was primarily due to the benefits of our cost reduction initiatives in operating expenses, lower restructuring charges and lower acquisition related expenses, partially offset by a decrease in gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2016 was $39.9 million, compared with $35.8 million for the third quarter of 2015, an increase of $4.1 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2016 was 16.4%, compared with 14.5% for the third quarter of 2015. This increase was primarily due to the benefits of our cost reduction initiatives in operating expenses, partially offset by a decrease in Non-GAAP gross profit.

Interest Expense, net

Interest expense for the third quarter of 2016 was $5.6 million, compared with $3.6 million for the third quarter of 2015, an increase of $2.0 million. The increase in interest expense is primarily due to non-cash interest expense related to the Company's issuance of $172.5 million aggregate principal amount of 3.25% convertible senior notes (the "Notes") due November 1, 2021 in a private placement in May 2016.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2016 was nil, compared with a 2.1% benefit for the third quarter of 2015. The ETR from continuing operations for the third quarter of 2016 was impacted by a net discrete benefit totaling $4.4 million compared with a net discrete benefit totaling $3.0 million for the third quarter of 2015. Absent the discrete items, the ETR from continuing operations for the third quarter of 2016 was a 21.1% provision, compared with a 61.7% provision for the third quarter of 2015. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the third quarter of 2016 was a 4.7% provision, compared with a 20.2% provision for the third quarter of 2015. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. The Company’s ETR is favorably impacted by two tax holidays granted to us in Malaysia which, as granted, will remain in effect until December 31, 2021. Each of our tax holidays are subject to our satisfaction of certain conditions, including investment and sales thresholds. If the company fails to satisfy such conditions, the tax holidays could be revoked and the Company's effective tax rate may be significantly adversely impacted. As a result of our recent sale of our speaker and receiver product line, effective January 1, 2017, we will not satisfy all the conditions to one of our tax holidays in Malaysia. We are currently in discussions with the Malaysian tax authorities regarding modifications to the conditions applicable to that tax holiday. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Loss from Discontinued Operations, net

The loss from discontinued operations was $28.5 million for the third quarter of 2016, compared with a loss of $19.7 million for the third quarter of 2015. The increased loss from discontinued operations was primarily driven by the $25.6 million loss on the sale of the speaker and receiver product line during the third quarter of 2016 partially offset by lower operating losses as a result of the sale occurring on July 7, 2016.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.24 for the third quarter of 2016, compared with $0.05 for the third quarter of 2015. The increase in diluted earnings per share was mainly driven by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations for the third quarter of 2016 was $0.37, compared with $0.29 for the third quarter of 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by higher Adjusted EBIT.

Results of Operations for the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015
Revenues	$618.7	$626.1

Gross profit	$234.6	$231.2
Non-GAAP gross profit	$240.6	$244.9

Earnings from continuing operations before interest and income taxes	$20.5	$36.9
Adjusted earnings from continuing operations before interest and income taxes	$66.0	$90.3

Provision for income taxes	$3.8	$4.7
Non-GAAP provision for income taxes	$0.6	$10.1

Earnings from continuing operations	$1.6	$23.1
Non-GAAP net earnings	$53.3	$71.1

Earnings per share from continuing operations - diluted	$0.02	$0.27
Non-GAAP diluted earnings per share	$0.59	$0.82

Revenues

Revenues for the nine months ended September 30, 2016 were $618.7 million, compared with $626.1 million for the nine months ended September 30, 2015, a decrease of $7.4 million or 1.2%. This was due to decreases in SC revenues of $5.1 million and MCE revenues of $2.3 million. SC revenues decreased due to lower pricing, partially offset by increased demand for timing device and acoustic products. MCE revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones, driven by market growth, share gains and multiple microphone adoption at key Chinese OEMs.

Cost of Goods Sold

COGS for the nine months ended September 30, 2016 was $382.7 million, compared with $395.0 million for the nine months ended September 30, 2015, a decrease of $12.3 million or 3.1%. This decrease was primarily due to favorable impacts from productivity initiatives, a lower cost product mix, lower production transfer costs, cost savings from our production transfer activities and favorable foreign currency exchange rate changes, partially offset by increased shipments of MEMS microphones and lower fixed overhead absorption.

Restructuring Charges

During the nine months ended September 30, 2016, we recorded restructuring charges of $10.7 million, comprised primarily of the restructuring actions associated with the integration of Audience. The remaining charges primarily relate to actions associated with lowering operating expenses and residual expenses for the continued transfer of our capacitor business into lower-cost Asian manufacturing facilities. Total restructuring charges of $1.4 million were classified as COGS and $9.3 million were classified as Operating expenses.

During the nine months ended September 30, 2015, we recorded restructuring charges of $8.8 million, comprised primarily of the
$8.0 million of restructuring actions associated with the integration of Audience, all of which was classified as Operating expenses. The remaining charges of $0.8 million primarily relate to the continued transfer of our capacitor business to lower-cost Asian manufacturing facilities, partially offset by a reversal of a portion of previously recorded restructuring charges based on a revision to the termination benefit payment structure. Total restructuring benefit of $0.1 million was classified as COGS and $8.9 million of restructuring charges were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2016 was $234.6 million, compared with $231.2 million for the nine months ended September 30, 2015, an increase of $3.4 million or 1.5%. Gross profit margin (gross profit as a percentage of revenues) for the nine months ended September 30, 2016 was 37.9%, compared with 36.9% for the nine months ended September 30, 2015. The gross profit and margin increases were primarily due to higher microphone shipments and other product shipments, favorable impacts from productivity initiatives, lower production transfer costs, foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices, unfavorable product mix and lower fixed overhead absorption.

Non-GAAP gross profit for the nine months ended September 30, 2016 was $240.6 million, compared with $244.9 million for the nine months ended September 30, 2015, a decrease of $4.3 million or 1.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the nine months ended September 30, 2016 was 38.9%, compared with 39.1% for the nine months ended September 30, 2015. The Non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, unfavorable product mix and lower fixed overhead absorption, partially offset by higher microphone and other product shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2016 were $75.2 million, compared with $62.9 million for the nine months ended September 30, 2015, an increase of $12.3 million or 19.6%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2016 and 2015 were 12.2% and 10.0%, respectively. The increase in research and development expenses and as a percentage of revenues was primarily driven by our acquired Audience operations and an increase in new product development spending, partially offset by lower project spending and reduced headcount.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2016 were $131.3 million, compared with $122.8 million for nine months ended September 30, 2015, an increase of $8.5 million or 6.9%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2016 and 2015 were 21.2% and 19.6%, respectively. The increase was primarily driven by our acquired Audience operations, partially offset by lower acquisition costs.

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT from continuing operations for the nine months ended September 30, 2016 was $20.5 million, compared with $36.9 million for the nine months ended September 30, 2015, a decrease of $16.4 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the nine months ended September 30, 2016 was 3.3%, compared with 5.9% for the nine months ended September 30, 2015. This decrease was primarily due to higher operating expenses related to our acquired Audience operations, new product development spending and higher stock-based compensation, partially offset by our cost reduction initiatives, lower acquisition costs and increased gross profit.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2016 was $66.0 million, compared with $90.3 million for the nine months ended September 30, 2015, a decrease of $24.3 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the nine months ended September 30, 2016 was 10.7%, compared with 14.4% for the nine months ended September 30, 2015. This decrease was primarily due to higher operating expenses related to our acquired Audience operations, an increase in new product development spending and decreased non-GAAP gross profit, partially offset by operating cost reduction initiatives and lower acquisition costs.

Interest Expense, net

Interest expense for the nine months ended September 30, 2016 was $15.1 million, compared with $9.1 million for the nine months ended September 30, 2015, an increase of $6.0 million. The increase in interest expense is due to non-cash interest related to the convertible senior notes issued in May 2016 and higher interest rates.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2016 was a 70.4% provision, compared with a 16.9% provision for the nine months ended September 30, 2015. The ETR from continuing operations for the nine months ended September 30, 2016 was impacted by a net discrete benefit totaling $3.4 million, which was primarily related to a $4.7 million benefit in our Malaysian subsidiary resulting from the recognition of deferred tax assets due to the Company's anticipation that, on January 1, 2017, it will not satisfy all the conditions of one of its Malaysian tax holidays as a result of the recent sale of our speaker and receiver product line. Comparatively, the ETR from continuing operations for the nine months ended September 30, 2015 was a net discrete benefit totaling $1.4 million. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2016 was an 133.3% provision, compared with a 21.9% benefit for the nine months ended September 30, 2015. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2016 was a 1.2% provision, compared with a 12.4% provision for the nine months ended September 30, 2015. The change in the non-GAAP ETR was due to the discrete tax expense and mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. The Company’s ETR is favorably impacted by two tax holidays granted to us in Malaysia which, as granted, will remain in effect through December 31, 2021. Each of our tax holidays are subject to the our satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the tax holidays could be revoked and the Company's ETR may be significantly adversely impacted. As a result of our recent sale of our speaker and receiver product line, effective January 1, 2017, we will not satisfy all the conditions to one of our tax holidays in Malaysia. We are currently in discussions with the Malaysian tax authorities regarding modifications to the conditions applicable to that tax holiday. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Loss from Discontinued Operations, net

The loss from discontinued operations was $63.2 million for the nine months ended September 30, 2016, compared with a loss of $69.9 million for the nine months ended September 30, 2015. The improved loss from discontinued operations was primarily driven by improved gross margins due to lower production costs and lower operating expenses as a result of the recent sale of our speaker and receiver product line on July 7, 2016, partially offset by the $25.6 million loss on sale of product line during the third quarter of 2016.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.02 for the nine months ended September 30, 2016, compared with $0.27 for the nine months ended September 30, 2015. The decrease in diluted earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the nine months ended September 30, 2016 was $0.59, compared with $0.82 for the nine months ended September 30, 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by lower Adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Gross profit	$94.9	$97.3	$234.6	$231.2
Stock-based compensation expense	0.4	0.4	1.4	0.9
Fixed asset and related inventory charges	—	—	0.3	—
Restructuring charges	—	0.4	1.4	(0.1)
Production transfer costs (2)	0.4	3.2	2.9	12.1
Other (3)	—	0.8	—	0.8
Non-GAAP gross profit	$95.7	$102.1	$240.6	$244.9

Earnings from continuing operations	$20.9	$4.8	$1.6	$23.1
Interest expense, net	5.6	3.6	15.1	9.1
(Benefit from) provision for income taxes	—	(0.1)	3.8	4.7
Earnings from continuing operations before interest and income taxes	26.5	8.3	20.5	36.9
Stock-based compensation expense	5.2	4.7	16.2	10.6
Intangibles amortization expense	5.6	5.5	16.8	14.1
Fixed asset and related inventory charges	—	—	0.5	—
Restructuring charges	2.1	9.1	10.7	8.8
Production transfer costs (2)	0.4	3.2	2.9	12.1
Impairment of intangible assets	—	0.4	—	0.4
Other (gain) loss (3)	0.1	4.6	(1.6)	7.4
Adjusted earnings from continuing operations before interest and income taxes	$39.9	$35.8	$66.0	$90.3

Interest expense, net	$5.6	$3.6	$15.1	$9.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.4	—	3.0	—
Non-GAAP interest expense	$4.2	$3.6	$12.1	$9.1

(Benefit from) provision for income taxes	$—	$(0.1)	$3.8	$4.7
Income tax effects of non-GAAP reconciling adjustments	1.6	6.6	(3.2)	5.4
Non-GAAP provision for income taxes	$1.6	$6.5	$0.6	$10.1

Earnings from continuing operations	$20.9	$4.8	$1.6	$23.1
Non-GAAP reconciling adjustments (5)	13.4	27.5	45.5	53.4
Interest expense, net non-GAAP reconciling adjustments (4)	1.4	—	3.0	—
Income tax effects of non-GAAP reconciling adjustments	1.6	6.6	(3.2)	5.4
Non-GAAP net earnings	$34.1	$25.7	$53.3	$71.1

Diluted earnings per share from continuing operations	$0.24	$0.05	$0.02	$0.27
Earnings per share non-GAAP reconciling adjustment	$0.13	$0.24	$0.57	$0.55
Non-GAAP diluted earnings per share	$0.37	$0.29	$0.59	$0.82

Diluted average shares outstanding	89,317,806	88,614,973	88,997,050	86,419,027
Non-GAAP adjustment (6)	1,939,319	981,042	1,764,683	738,671
Non-GAAP diluted average shares outstanding (6)	91,257,125	89,596,015	90,761,733	87,157,698

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
(2) Production Transfer Costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in the corresponding Gross profit, Selling and administrative expenses, Operating expenses and Earnings from continuing operations before interest and income taxes for each period presented.
(3) In 2016, Other (gain) loss primarily represents a gain on the sale of investment related to a non-controlling interest in a MEMS timing device company partially offset by expenses related to the Audience acquisition. In 2015, Other (gain) loss represents expenses related to the Audience acquisition.
(4) Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Notes that were issued in a private placement in May 2016. The imputed interest rate was 8.12% for the convertible notes due 2021, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.
(5) The Non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(6) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

The following is a summary of the results of operations of our two reportable segments: Mobile Consumer Electronics and Specialty Components.

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team and Board of Directors focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our management's opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings before interest and income taxes to our consolidated net loss. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.

Mobile Consumer Electronics

	Three Months Ended September 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$140.4		$141.3

Operating earnings	$21.9	15.6%	$7.7	5.4%
Other (income) expense, net	(0.1)		0.7
Earnings before interest, income taxes and discontinued operations	$22.0	15.7%	$7.0	5.0%
Stock-based compensation expense	2.2		1.8
Intangibles amortization expense	2.8		2.7
Restructuring charges	0.9		8.4
Impairment of intangible assets	—		0.4
Production transfer costs (1)	—		0.2
Other loss	—		1.5
Adjusted earnings before interest, income taxes and discontinued operations	$27.9	19.9%	$22.0	15.6%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

MCE revenues were $140.4 million for the third quarter of 2016, compared with $141.3 million for the third quarter of 2015, a decrease of $0.9 million or 0.6%. Revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones, driven by market growth, share gains and multiple microphone adoption at key Chinese OEMs.

Operating Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

MCE operating earnings were $21.9 million for the third quarter of 2016, compared with $7.7 million for the third quarter of 2015, an increase of $14.2 million. EBIT margin for the third quarter of 2016 was 15.7%, compared to 5.0% for the third quarter of 2015. This increase was primarily due to a decrease in restructuring actions and the associated benefits of restructuring actions. In addition, the increase in operating earnings was due to higher shipments, benefits from productivity initiatives, benefits from operating expense cost control initiatives and favorable impacts from foreign currency exchange rate changes. These increases were partially offset by lower average selling prices.

MCE Adjusted EBIT was $27.9 million for the third quarter of 2016, compared with $22.0 million for the third quarter of 2015, an increase of $5.9 million. Adjusted EBIT margin for the third quarter of 2016 was 19.9%, compared to 15.6% for the third quarter of 2015. This increase was primarily due to higher shipments, the associated benefits of restructuring actions, benefits from productivity and cost control initiatives, plus favorable impacts from foreign currency exchange rate changes, partially offset by lower average selling prices.

Specialty Components

	Three Months Ended September 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$102.7		$105.4

Operating earnings	$19.6	19.1%	$17.8	16.9%
Other (income) expense, net	(0.2)		0.1
Earnings before interest and income taxes	$19.8	19.3%	$17.7	16.8%
Stock-based compensation expense	0.2		0.4
Intangibles amortization expense	2.8		2.8
Restructuring charges	—		0.3
Production transfer costs (1)	0.4		3.0
Adjusted earnings before interest and income taxes	$23.2	22.6%	$24.2	23.0%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $102.7 million for the third quarter of 2016, compared with $105.4 million for the third quarter of 2015, a decrease of $2.7 million or 2.6%. Revenues decreased due to lower pricing, partially offset by increased demand for timing device products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $19.6 million for the third quarter of 2016, compared with $17.8 million for the third quarter of 2015, an increase of $1.8 million or 10.1%. EBIT margin for the third quarter of 2016 was 19.3%, compared to 16.8% for the third quarter of 2015. The increase was primarily due to benefits from productivity initiatives, lower production transfer costs, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities and higher shipments, partially offset by lower pricing and lower fixed overhead absorption.

SC Adjusted EBIT was $23.2 million for the third quarter of 2016, compared with $24.2 million for the third quarter of 2015, a decrease of $1.0 million or 4.1%. Adjusted EBIT margin for the third quarter of 2016 was 22.6%, compared with 23.0% for the third quarter of 2015. The decrease was primarily due to lower pricing and lower fixed overhead absorption, partially offset by benefits from productivity initiatives and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities and higher shipments.

Segment Results of Operations for the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Mobile Consumer Electronics

	Nine Months Ended September 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$305.9		$308.2

Operating earnings	$7.1	2.3%	$31.5	10.2%
Other (income) expense, net	(0.4)		0.6
Earnings before interest, income taxes and discontinued operations	$7.5	2.5%	$30.9	10.0%
Stock-based compensation expense	6.2		2.6
Intangibles amortization expense	8.4		5.7
Fixed asset and related inventory charges	0.5		—
Restructuring charges	7.1		8.3
Impairment of intangible assets	—		0.4
Production transfer costs (1)	0.1		2.5
Other	—		1.5
Adjusted earnings before interest, income taxes and discontinued operations	$29.8	9.7%	$51.9	16.8%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

MCE revenues were $305.9 million for the nine months ended September 30, 2016, compared with $308.2 million for the nine months ended September 30, 2015, a decrease of $2.3 million or 0.7%. Revenues decreased due to lower average selling prices and unfavorable product mix impacts, partially offset by increased shipments of MEMS microphones, driven by market growth, share gains and multiple microphone adoption at key Chinese OEMs.

Operating Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

MCE operating earnings were $7.1 million for the nine months ended September 30, 2016, compared with $31.5 million for the nine months ended September 30, 2015, a decrease of $24.4 million. EBIT margin for the nine months ended September 30, 2016 was 2.5%, compared with 10.0% for the nine months ended September 30, 2015. MCE Adjusted EBIT was $29.8 million for the nine months ended September 30, 2016, compared with $51.9 million for the nine months ended September 30, 2015, a decrease of $22.1 million. Adjusted EBIT margin for the nine months ended September 30, 2016 was 9.7%, compared with 16.8% for the nine months ended September 30, 2015. The decreases were primarily due to lower average selling prices, higher operating expenses related to our acquired Audience operations and unfavorable product mix, partially offset by an increase in shipments, benefits from productivity initiatives, favorable impacts from foreign currency exchange rate changes and benefits of our cost reduction initiatives in operating expenses.

Specialty Components

	Nine Months Ended September 30,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues
Revenues	$312.8		$317.9

Operating earnings	$52.6	16.8%	$46.7	14.7%
Other income, net	(0.8)		—
Earnings before interest and income taxes	$53.4	17.1%	$46.7	14.7%
Stock-based compensation expense	1.6		1.7
Intangibles amortization expense	8.4		8.4
Restructuring charges	2.1		0.1
Production transfer costs (1)	2.8		9.6
Other	0.1		—
Adjusted earnings before interest and income taxes	$68.4	21.9%	$66.5	20.9%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

SC revenues were $312.8 million for the nine months ended September 30, 2016, compared with $317.9 million for the nine months ended September 30, 2015, a decrease of $5.1 million or 1.6%. Revenues decreased due to lower pricing, partially offset by increased demand for timing device and acoustic products.

Operating Earnings and Adjusted Earnings Before Interest and Income Taxes

SC operating earnings were $52.6 million for the nine months ended September 30, 2016, compared with $46.7 million for the nine months ended September 30, 2015, an increase of $5.9 million or 12.6%. EBIT margin for the nine months ended September 30, 2016 was 17.1%, compared with 14.7% for the nine months ended September 30, 2015. SC Adjusted EBIT was $68.4 million for the nine months ended September 30, 2016, compared with $66.5 million for the nine months ended September 30, 2015, an increase of $1.9 million or 2.9%. Adjusted EBIT margin for the nine months ended September 30, 2016 was 21.9%, compared with 20.9% for the nine months ended September 30, 2015. The increases were primarily due to benefits from productivity initiatives and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, higher shipments and favorable impact of foreign currency exchange rate changes, partially offset by lower pricing and lower fixed overhead absorption.

Liquidity and Capital Resources

We believe that our cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs and capital expenditures for at least the next twelve months. We have secured a revolving line of credit in the United States from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the United States above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. capital markets or private borrowings. Our ability to make payments on and to refinance our indebtedness as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash.

As discussed above, on July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand.

In May 2016, we sold the Notes and concurrently entered into convertible note hedge transactions and separate warrants. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding under our term loan facility. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On July 7, 2016, we completed the sale of our speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. We have primarily used the net proceeds to reduce borrowings outstanding under our revolving credit facility. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements for additional information.

Our cash and cash equivalents totaled $60.0 million and $63.3 million at September 30, 2016 and December 31, 2015, respectively. Of these amounts, cash held by our non-U.S. operations totaled $49.5 million and $59.7 million as of September 30, 2016 and December 31, 2015, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash flows provided by (used in):
Operating activities	$37.8	$12.4
Investing activities	13.6	(80.6)
Financing activities	(54.5)	71.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.8)
Net (decrease) increase in cash and cash equivalents	$(3.3)	$2.7

Operating Activities

The increase in cash provided by operating activities was primarily driven by favorable impacts of changes in deferred taxes, inventories, accounts receivable and accrued expenses, partially offset by higher operating expenses and unfavorable impacts of changes in accounts payable.

Investing Activities

The increase in cash provided by investing activities was primarily driven by receiving proceeds of $40.6 million from the sale of our speaker and receiver product line in 2016, not acquiring any businesses in 2016, and $17.5 million in lower cash payments for capital expenditures.

In 2016, we expect capital expenditures to be in the range of 4.0% to 5.0% of revenue.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2016 primarily related to the $166.5 million in principal payments on our term loan, a $44.5 million purchase of convertible note hedges, $45.0 million in net payments to our revolving credit facility and the $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of the Notes and $39.1 million of proceeds from the issuance of warrants. For additional information on our debt, see Note 9. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	September 30, 2016	December 31, 2015
3.25% Convertible Senior Notes	$133.6	$—
Term loan and revolving credit facility	218.0	428.8
Total	351.6	428.8
Less: current maturities	6.1	29.6
Total long-term debt	$345.5	$399.2

The interest rate under the term loan and revolving credit facility is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At September 30, 2016, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of our exposure to market risk as of December 31, 2015, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	November 2, 2016	/s/ John S. Anderson
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)