Form 10-K
period 2016-12-31
Knowles Corp
filed 2017-02-21
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934a
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2016 was $1,212,705,392. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2016 was $13.68 per share. The number of outstanding shares of the registrant’s common stock as of February 17, 2017 was 88,746,337.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I
ITEM 1. BUSINESS

Our Separation from Dover Corporation

On February 28, 2014, Knowles Corporation ("Knowles") became an independent, publicly-traded company as a result of the distribution by Dover Corporation ("Dover") of 100% of the outstanding common stock of Knowles to Dover’s stockholders. Knowles' common stock began trading under the ticker symbol “KN” on the New York Stock Exchange ("NYSE") on March 3, 2014.

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

Our Company

We are a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in handsets, tablets, wearables and connected devices. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. In 2016, we sold the MCE speaker and receiver product line and exited that market. Our focus on our customers, combined with our unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience. Founded in 1946 and headquartered in Itasca, Illinois, Knowles has approximately 8,000 employees in 12 countries around the world.

Our Strategy

We are committed to growth that will be achieved through market leadership in our business segments and expansion into attractive adjacent markets. By leveraging our core high performance, miniature, low power acoustic expertise and expanding our capabilities in audio processing technologies, we intend to increase our audio content in the mobile communications and hearing health markets. We also plan to expand our offerings to serve emerging audio opportunities in wearables, connected devices and other applications that require improved voice and audio quality or that leverage voice as a user interface. We also continue to review our offerings in the oscillator and capacitor markets and may expand those offerings if we identify profitable opportunities. In addition to our focus on audio growth, we will continue to optimize our cost profile across the mobile consumer and specialty component businesses. We are focusing our investments on the segments that we believe will exhibit the greatest potential for optimal long-term returns and we remain focused on delivering high quality products and maintaining operational excellence across our business segments. Our success will be measured through revenue growth, margin expansion, market share gains, stockholder return and stakeholder satisfaction.

Our Business Segments

During 2016, we were organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280-Segment Reporting and are comprised of (i) Mobile Consumer Electronics (“MCE”) and (ii) Specialty Components (“SC”). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•
MCE designs and manufactures innovative acoustic products, including microphones and audio processing technologies used in mobile handsets, wearables and other consumer electronic devices. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•
SC specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. SC’s transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering and manufacturing facilities in North America, Europe and Asia.

We sell our products directly to original equipment manufacturers (“OEMs”) and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide. Our products by segment on a continuing operations basis are as follows:

•	MCE - Includes analog and digital MEMS microphones, smart microphones, software, ultrasonic sensors, and acoustic processors.

•	SC - Includes transducers, oscillators, capacitors and filters.

The following table shows the percentage of total revenue generated by each of our segments on a continuing operations basis for the years ended December 31, 2016, 2015 and 2014:

	Revenue
	Years Ended December 31,
(in millions)	2016	2015	2014
Mobile Consumer Electronics	51%	50%	50%
Specialty Components	49%	50%	50%

The following table shows total assets by segment on a continuing operations basis at December 31, 2016 and 2015:

	As of December 31,
(in millions)	2016	2015
Mobile Consumer Electronics	$976.4	$1,059.0
Specialty Components	535.7	542.7
Corporate / eliminations	2.1	1.8
Discontinued operations	0.9	93.0
Total	$1,515.1	$1,696.5

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, in January 2017 the Company will report two segments as follows:

•	Audio - Transducer products used in hearing health and premium headset applications will be moved from the SC segment to the new Audio segment which will also include the historical MCE segment.

•	Precision Devices - Oscillator and capacitor products formerly in the SC segment will be included in the Precision Devices segment.

Reporting under this new structure will begin in the first quarter of 2017 with historical financial segment information restated to conform to the new segment presentation.

Market Trends

Our products are used in a variety of end markets, notably, mobile consumer devices, medical technology, aerospace and defense and telecommunications.

The markets served by MCE continue to be driven by trends in handsets, wearables and other consumer devices. Today, OEMs face challenges differentiating their products in the global marketplace while managing growing cost pressures and time-to-market expectations. In addition, consumers expect better quality voice calls, audio and video conferencing, sound capture and playback, media content consumption and gaming, as well as extended battery life. OEMs are increasingly adopting more intelligent active audio components (audio chipset) and higher performance passive acoustic components to enable devices to handle more demanding audio use cases. Trends impacting the smartphone market today include:

•
Smartphone growth from feature phone substitution. The smartphone segment within the mobile handset device market has exhibited unit growth over the past several years. There continues to be a positive mix shift to higher-performance smartphones from feature phones (i.e., non-smartphones). The average smartphone continues to drive higher audio content including more microphones than its feature phone counterpart, compounding the growth of acoustic content as mobile phone sales rise.

•
High-end consumer elasticity. Consumers are reluctant to downgrade from a high-end smartphone to a low-end smartphone in most circumstances. This is especially true as high-end smartphones will likely continue to offer significant performance advantages and new functionality compared to low-end smartphones.

•
Proliferation of premium acoustics and multiple microphone adoption. Consumers are seeking improved acoustic solutions, regardless of the country they live in or the type of device they are using. As a result, acoustic dollar content is generally expanding per device for two primary reasons. First, many of the solutions we are introducing are higher performance and command higher value. Second, a majority of OEMs are increasing the number of acoustic components per device. Over the past several years, we have seen an increase in the number of microphones used in high end smartphones. The benefits to the user are substantial, including reduced background noise, improved voice recognition, better hands-free communication and enhanced audio recording and playback capabilities. OEMs and their customers recognize the importance of these features in their next-generation products. We believe an additional opportunity exists for these trends to expand to mid-range phones and tablets, as well as emerging wearable devices. Knowles can capitalize on these market demands by leveraging our acoustics and audio processing expertise, as well as our proprietary process technologies, to deliver solutions that improve the performance of our OEM customers’ devices.

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

•
Telecom infrastructure (i.e., capacitors, filters, oscillators). Sales are typically levered to the expansion of large telecom companies looking to increase wireless signal in new or existing territories, although these products are also sold to aerospace and defense companies (i.e., airplane radio frequencies).

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In the case of MCE, we currently operate 4 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan and India. Although end-user demand for consumer electronics is global and marketing activities occur globally, the majority of our manufacturing is located in Asia, primarily in China, Malaysia and the Philippines.

In the case of SC, we operate 5 facilities in Asia to serve the manufacturing sites of both hearing aid OEMs and the contract manufacturers who build OEM headsets on behalf of earphone makers. These OEM manufacturing sites are largely based in China, Singapore, Indonesia and Vietnam. Although marketing activities and end-user demand for hearing aid and specialty consumer components is global, manufacturing is primarily located in Asia for the purposes of being close to the point of assembly. We also operate 5 facilities in North America and 2 in Europe for the manufacturing of capacitors and oscillators that support our global telecom and military customers, as well as their suppliers and contract manufacturers.

As a majority of our manufacturing and sales occur outside the United States, we generate the majority of our profits and cash outside the United States. While no significant statutory limitation exists, a repatriation of profits from foreign markets to the United States is inherently inefficient.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across handset, wearables and other consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for mobile handsets has shortened over recent years. Key competitors include:

•	MCE - AAC Technologies, Goertek, Invensense and ST Microelectronics; and

•	SC - Sonion, Rakon, Kyocera and Epson Electronics.

In the MCE segment, our investments in research and development enable us to continually introduce new products with higher performance. Our customers are adopting these higher value microphones to improve the overall audio performance of their devices which in turn improves the end user experience. Typically our new products have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products trend lower, as is typical in the consumer electronics market.

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

Customers, Sales and Distribution

We serve customers in the mobile consumer electronics, medical technology, defense/aerospace, telecommunication infrastructure and other industrial markets. Our customers include some of the largest OEMS and operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global mobile phone and hearing aid manufacturers and many of the largest global EMS companies, particularly in China. For the year ended December 31, 2016, Apple, Inc. and Samsung Group accounted for approximately 17% and 11% of our total revenue, respectively. For the year ended December 31, 2015, Apple, Inc. accounted for approximately 19% of our total revenue. For the year ended December 31, 2014, Apple, Inc. and Samsung Group accounted for approximately 16% and 15% of our total revenue, respectively. No other customer accounted for more than 10% of total revenues during these periods.

The following table details our sales by geographic location for the years ended December 31, 2016, 2015 and 2014. These results do not necessarily indicate the geographies where our products are deployed or where end-customer demand is originated.

(in millions)	Years Ended December 31,
	2016	2015	2014
Asia	$626.1	$602.1	$671.8
Europe	96.6	97.5	105.0
Other Americas	7.1	7.6	9.6
Other	7.7	6.5	4.7
Subtotal non-United States	$737.5	$713.7	$791.1
United States	121.8	135.9	123.9
Total	$859.3	$849.6	$915.0

We manufacture and develop our products at facilities located throughout the world. We maintain sales and technical customer support offices and operating facilities in North America, Europe and Asia. In our Specialty Components segment, we supplement our direct sales force with external sales representatives and distributors. Our global distribution center is located in Penang, Malaysia. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and property, plant and equipment, net, by geographic location, see Note 18. Segment Information to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components. Commodity pricing for various precious metals, such as palladium and gold, fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers, if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs.

We rely on highly specialized suppliers or foundries for critical materials, components or subassemblies that are used in our products which, in some cases, may be sole sourced from such suppliers or foundries or, such suppliers or foundries may also be a strategic supplier to one of our competitors or a customer. The loss of any single supplier has not had a material impact on operating profits. However, should an event occur which affects the ability or willingness of any supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse impact on our results of operations. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain other emerging product and technology opportunities. Expenditures for research and development in fiscal years 2016, 2015 and 2014 were $100.5 million, $92.8 million and $64.1 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into our customers’ products at competitive prices. Our future success may also depend on increasing acoustic content in our customers’ products including assisting our customers with integration of our products and software into their new products and providing support from the concept stage through design, launch and production ramp.

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2016 through 2035. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2016, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES, Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Seasonality

In general, our businesses tend to have higher revenue in the third and fourth quarters of each calendar year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles due to the highly technical nature of the industries they serve which can result in new OEM product launches that can impact quarterly revenues, earnings and cash flow.

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

Employees

We currently employ approximately 8,000 persons across our facilities in 12 countries. Approximately 81% of these employees are located in Asia. We are subject to various local, national and multi-national laws and regulations relating to our relationships with our employees. Our workforce in the United States is not unionized, however in the European Union, we have established workers councils composed of management and elected members of our workforce. We believe we generally have good relationships with employees and their representative organizations.

Other Information

We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports on the "SEC Filings” link on the Investor Relations section of our website, www.knowles.com. We post each of these reports on the website as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission ("SEC"). The information on our website is not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, as well as our Annual Report to Stockholders, quarterly reports and other filings with the SEC, press releases and other oral and written communications, contains certain statements regarding business strategies, market potential, future financial performance, future action, results and any other statements that do not directly relate to any historical or current fact which are “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, (the "Securities Act") the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made.

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

Risks Related To Our Business

We substantially depend on the mobile handset market for a significant portion of our revenues and any downturn or slower than expected growth in those markets could significantly reduce our revenues and adversely impact our operating results.

Our MCE segment accounted for 51% of our consolidated revenues for the year ended December 31, 2016 and the mobile handset market accounted for approximately 34% of our consolidated revenues. While other markets such as mobile headsets, wearables and IoT are gaining in significance, we expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and significant fluctuations in product supply and demand. Moreover, the mobile handset market may not continue to grow at the rate experienced in recent years or may decline for reasons outside of our control including competition among market participants, market saturation and global economic conditions. The mobile handset market has experienced and may experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Given that the strength of the mobile handset market is a primary driver of revenues for our MCE segment, any future downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies, the products and services of our customers or licensees, particularly OEM handset manufacturers, the solvency of key suppliers, failures by counterparties, and negative effects on mobile handset inventories. In addition, our customers’ ability to purchase or pay for our products and services and their customers’ ability to upgrade their mobile handsets could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products or services.

We derive the majority of our MCE revenues from MEMs microphones sold to the mobile handset market and a significant reduction in our sales of MEMS microphones could significantly reduce our revenues and adversely impact our operating results.

Within our MCE segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMs microphones accounted for approximately 52% of our total revenue for fiscal 2016. We expect that a substantial portion of our revenue will continue to be attributable to sales of MEMs microphones and any weakening of demand, loss of market share or other factor adversely affecting our levels and the timing of our sales of MEMs microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our MCE revenues to substantially decline, which may adversely affect our operating results.

Our largest segment, MCE, derives a significant portion of its revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.

Overall, the mobile handset industry is experiencing and may continue to experience an increasing concentration of market share among a few companies, particularly at the premium tier. As a result, our MCE segment derives a significant portion of revenues from a small number of OEM customers. For 2016, MCE top five customers accounted for approximately 69.4% of MCE’s revenue. For the year ended December 31, 2016, Apple, Inc. and Samsung Group accounted for approximately 33.9% and 20.0%, respectively of MCE’s revenue and 17.4% and 11.0% of total company revenue, respectively. The mobile handset industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of MCE’s top customers or a reduction in the purchases of MCE’s products by such customers would reduce our total revenues and may impair our ability to achieve or sustain expected operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of market share among a few companies and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current market and industry dynamics continue, our MCE segment’s revenues will continue to depend largely upon, and be impacted by the timing, volumes and pricing of future purchases by a limited number of our OEM customers.

Global markets for our products are highly competitive and subject to rapid technological change. If we are unable to develop new products and compete effectively in these markets, our financial condition and operating results could be materially adversely affected.

We compete in highly competitive, technology-based, industries that are highly dynamic as new technologies are developed and introduced. Our competitors may introduce products that are as or more technologically advanced than our products or launch new products faster that we can which may lead to a loss of market share or revenue. If our businesses are unable to anticipate or match our competitors’ development or launch of new products, identify customer needs and preferences on a timely basis, or successfully launch or ramp production of new products, our operating results may be adversely affected.

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

Our foreign operations, supply chain and footprint optimization strategies are each subject to various risks that could adversely impact our results of operations and financial position.

Many of our manufacturing operations, research and development operations, vendors and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations our results of operations and financial position could be negatively impacted. These risks include:

o	Labor unrest and strikes, particularly in Asia, where the majority of our manufacturing operations are located;
o	earthquakes, floods and other natural disasters or catastrophic events, particularly in Asia , where the majority of our manufacturing operations are located;
o	acts of terrorism;
o	government embargoes, trade restrictions and import and export controls;
o	transportation delays and interruptions.
Given that many of our manufacturing operations are located outside the United States, a border tax, if enacted, could have an unfavorable impact on our earnings.

A significant amount of our cash and cash equivalents are located outside of the United States and should we need to repatriate or access that cash we may experience unfavorable tax and earnings consequences.

We earn a significant amount of our operating income outside the United States. As of December 31, 2016, $58.4 million of our $66.2 million consolidated cash and cash equivalents and short-term investments were held in countries outside of the United States. Additionally, undistributed earnings of our international subsidiaries total approximately $1.6 billion. Should we have a significant need for cash that we cannot fulfill through borrowings, equity or debt offerings or other internal or external sources, we may be forced to repatriate cash from outside the United States and would in such case experience unfavorable tax and earnings consequences.

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

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs which we may not be able to readily replace in the event of a business or supply disruption at or by any of these suppliers, which could have a material adverse impact on our results of operations.

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

Our success depends on our ability to attract and retain key employees and if we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be impaired.

Our future success depends largely on the continued service and efforts of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain and motivate them, particularly in an environment of cost reductions and a general move toward more performance-based compensation for executives and key management.

Implementing our business strategy also requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. Competition for such experienced technical personnel in our industry and where we are located is intense, and we cannot assure that we can continue to recruit and retain such personnel. For example, there is substantial competition in China for experienced engineers and technical personnel where most of our operations are located and for machine learning and speech recognition engineers in California and India where we primarily conduct R&D for our software and intelligent audio products, which may make it difficult for us to recruit and retain key employees. If we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be impaired.

We face risks arising from the restructuring of our operations globally.

As part of our long-term strategy, we have structured and will continue to restructure our business to leverage our operations, generate higher margins and maximize stockholder value. These restructurings often include moving production between facilities or to new facilities, closing facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructurings present significant potential risks that could adversely affect our businesses, including delays in finalizing the scope of and implementing the restructurings (including extensive consultations concerning potential workforce reductions and obtaining agreements from our affected customers for the relocation of our facilities in certain instances), the failure to achieve targeted cost savings, impacts on product quality and delivery interruptions and the failure to meet operational targets and customer requirements. These risks are further complicated by the fact that our restructuring activities are multi-jurisdictional which are subject to various legal and regulatory requirements that may affect our ability to restructure our operations as planned.

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

We have invested and continue to invest in strategic acquisitions and make strategic investments that, if not successful, could adversely affect our financial results or fail to create or sustain stockholder value.

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

In part due to our inexperience with certain adjacent or complimentary technologies and in geographic regions that may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments and we may not achieve them.

Further, our ability to achieve the anticipated cost synergies and other benefits from acquisitions and strategic investments within expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We may not, for example, be able to retain key employees from the acquired company, retain key customers or suppliers of the acquired company, integrate critical business systems or derive commercial value from the acquired company’s technology and, as a result or, for other unrelated reasons, we may experience either delays in our timing for achieving cost synergies or higher than expected costs in implementing them. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or, if other unforeseen events occur, our business and results of operations may be adversely affected.

Our stock price is volatile and may fluctuate significantly which may adversely impact investor confidence and employee retention.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, vendors or our customers may make regarding their operating results, technological innovations, the gain or loss of customers or key opportunities as a result of the risks identified and discussed in this “Risk Factors” section. During 2016, our closing stock price ranged from a high of $17.36 per share to a low of $9.98 per share. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such financing and/or refinancing are higher than our current rates, interest expense related to such financing and/or refinancing would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of the financing could be adversely affected.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

As discussed in Note 12. Borrowings to our audited Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we issued convertible senior notes and concurrently entered into convertible note hedge transactions and separate warrants. The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any of the option counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the option counterparties, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities and these audits may result in allocations of income and/or deductions that result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will ultimately be adequate to satisfy any associated tax liability. If our effective tax rates were to increase or if our tax liabilities exceed our estimates and provisions for such taxes, our operating results could be adversely affected.

Our effective tax rate is favorably impacted by tax holidays granted to us by certain foreign jurisdictions, which lowers the tax rates we are subject to for a period of time as compared to the countries' statutory tax rates. These tax holidays are subject to the satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. If we fail to satisfy such conditions, our effective tax rate may be significantly adversely impacted. For additional detail, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

We have entered into non-disclosure agreements with several of our top customers which require us not to disclose and to protect certain information regarding, among other things, aspects of those customers’ businesses plans, products and technology. These confidentiality agreements, in some cases, impose strict liability on us in the event of any breach of these agreements by us or our employees or agents and, should such a breach occur, our operating results may be adversely affected.

Our business and operations could suffer in the event of security breaches.

We have taken and continue to actively take measures to protect the various proprietary information, algorithms, source code, and confidential data relating to both our and our customers’ business and products that is stored on our computer networks, servers, peripheral devices as well as on servers owned or managed by third party vendors whom we leverage. Such data and information remains vulnerable to cyber attacks, cyber breaches, theft or other unauthorized disclosure which, if successful, could result in loss of valuable intellectual property, disclosure of confidential customer or commercial data, disclosure of government classified information or system disruptions and subject us to civil liability and fines or penalties, damage our brand and reputation or otherwise harm our business, any of which could be material. Should any security breach result in the disclosure of certain of our customers’ or business partners’ confidential information, we may incur liability to such customers or business partners under confidentiality agreements that we are party to with such parties. In addition, delayed sales, lower margins or lost customers resulting from security breaches or network disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

There is also a danger of industrial espionage, unauthorized disclosures, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to the Company's facilities, systems or information. Such breaches, misuse or other disruptions could lead to unauthorized disclosure of confidential or proprietary information or improper usage or sale of the Company's products or intellectual property without compensation and theft, manipulation and destruction of private and proprietary data, which could result in defective products, production downtimes, lost revenue damage to our reputation and adversely affect our stock price.

Our net exposure to exchange rate fluctuations could negatively impact our results of operations.

We conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the euro, the Chinese renminbi (yuan) and the Philippine peso, may, in any period or period(s), negatively affect our business and our operating results due to a number of factors, including, among others:

o	Our products are manufactured and sold outside the United States which increases our net exposure to changes in foreign exchange rates.
o	Our products, which are typically sold in U.S. dollars, may become less price-competitive outside the United States as a result of unfavorable foreign exchange rates;
o	Certain of our revenues that are derived from customer sales denominated in foreign currencies could decrease;
o	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;
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

o	The cost of materials, products, services and other expenses outside the United States could be adversely impacted by a weakening of the U.S. dollar; and
o	Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $20.9 million pre-tax.

Our products are complex and could contain defects, which could result in material costs to us and harm our business.

Our products are complex and could contain defects, which could result in material costs to us. Product development in the markets we serve is becoming more focused on audio signal processing for improved audio performance and to enable intelligent and more sophisticated audio solutions. The increasing complexity of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material costs and other adverse consequences to us including, but not limited to: loss of customers, reduced margins, damage to our reputation, a material product recall, replacement costs for product warranty and support, payments to our customers related to recall claims as a result of various industry or business practices, a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and a diversion of the attention of our engineering personnel from our product development efforts. In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into mobile handsets for the global mobile phone industry involves a high degree of risk that such claims may be made. Due to the complex nature of our products, quality and reliability issues may arise after significant volumes of a product have shipped. While we have attempted to contractually limit our financial exposure with many of our customers for such claims, a warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a customer product recall, could have material adverse effects on our business, results of operations, and financial condition.

In addition, our products are typically sold to customers at prices that are significantly lower than the cost of the customer’s products in which they are incorporated. Given that a defect in one of our products could give rise to failures in the products that incorporate them, we may face claims for damages that are disproportionate to the revenues we receive from the products involved and because we are self-insured for matters relating to product quality a significant claim(s) could adversely affect our financial position. Moreover, to the extent a defect in one of our products is caused by a defective component supplied to us by a third party, we may nonetheless be held liable to the customer and may be unable to seek or unsuccessful in seeking indemnification from our supplier.

Our goodwill, other intangible assets or long-lived assets may become impaired, which could result in a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2016, the balance of our goodwill, other intangible assets and long-lived assets was $1.2 billion and the total market value of the Company’s outstanding shares was $1.5 billion. Under generally accepted accounting principles in the United States, we review our goodwill, other intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under generally accepted accounting principles in the United States to record a non-cash charge to our earnings which could adversely impact our financial results.

Risks Related to Our Spin-Off From Our Former Parent

We have certain indemnification obligations to our Former Parent pursuant to the Separation and Distribution Agreement which, if triggered, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our Former Parent has secured a tax opinion from its tax counsel which concluded that the distribution of all of the shares of our common stock to stockholders of our Former Parent in connection with the Separation (the “Distribution”) qualifies as tax-free for U.S. federal income tax purposes. Our Former Parent also requested and received Private Letter Ruling from the Internal Revenue Service (the “IRS”) which reached the same conclusion regarding the tax-free qualification of Distribution. The Private Letter Ruling relied on certain facts, assumptions, representations and undertakings from our Former Parent and us, which, if incorrect, inaccurate or reneged upon may invalidate the Private Letter Ruling and any binding effect on the IRS. Should the Private Letter Ruling be invalidated, we and our Former Parent could be subject to significant tax liabilities which could materially adversely affect our financial position. As of the end of fiscal 2015, we were not aware of anything that would make the facts, assumptions, representations and undertakings represented in the Private Letter Ruling incorrect, or inaccurate.

Risks Related to Our Corporate Governance

Our business could be negatively affected as a result of the actions of activist or hostile stockholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of its business strategy and impact the trading value of our securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this “Risk Factors” section.

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

Each of our certificate of incorporation, our by-laws, and Delaware law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

o	the inability of our stockholders to call a special meeting or act by written consent;
o	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
o	the right of our Board of Directors to issue preferred stock without stockholder approval;
o	the division of our Board of Directors into three approximately equal classes of directors, with each class serving a staggered three-year term;
o	a provision that stockholders may only remove directors for cause;
o	the ability of our directors, without a stockholder vote, to fill vacancies on our Board of Directors (including those resulting from an enlargement of the Board of Directors); and
o	the requirement that stockholders holding at least 80% of our voting stock are required to amend certain provisions in our certificate of incorporation and our by-laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. We maintain technical customer support offices and operating facilities in North America, Europe and Asia. Our principal manufacturing locations for the MCE segment are located in China, Malaysia and Philippines. Our principal manufacturing locations for the SC segment are located in China, Germany, Malaysia, Philippines and the U.S.

The number, type, location and size of the properties used by our continuing operations as of December 31, 2016 are shown in the following chart:

Total
Number and nature of facilities:
Manufacturing and Distribution	14
Other Facilities (principally sales, research and development and headquarters)	18

Square footage (in 000s):
Owned	895
Leased (1)	876

Locations:
Asia	18
North America	10
Europe	4

(1) Expiration dates on leased facilities range from 1 to 8 years.

We believe that our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business, including those related to intellectual property, which may be owned by us or others. We own many patents covering products, technology and manufacturing processes. Some of these patents have been and may continue to be challenged by others. In appropriate cases we have taken and will take steps to protect and defend our patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging that we infringe on patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of our intellectual property, may be substantial. Additionally, in multi-forum disputes, we may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of each claim, we do not expect that any asserted or unasserted legal proceedings or claims, individually or in the aggregate, will have a material adverse effect on our cash flow, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers, as of February 17, 2017.

Name	Age	Position

Jeffrey S. Niew	50	President & Chief Executive Officer

John S. Anderson	53	Senior Vice President & Chief Financial Officer

Christian U. Scherp	51	President, Performance Audio

Raymond D. Cabrera	50	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	49	Senior Vice President & Chief Operating Officer

Thomas G. Jackson	51	Senior Vice President, General Counsel & Secretary

Bryan E. Mittelman	46	Vice President, Controller

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

Christian U. Scherp has served as President, Performance Audio since July 2015 and prior thereto he was Co-President, Mobile Consumer Electronics - Speakers and Receivers (from September 2012 to June 2015). Prior to joining Knowles Electronics, Mr. Scherp served as the Global Head of Sales for the Consumer Devices business of TE Connectivity, a manufacturer of connectivity and sensor platforms (from November 2011 to August 2012). Additional previous experience includes the following roles at Conexant Systems: Executive Vice President of Sales (from January 2011 to June 2011), Co-President, WW Sales, Marketing, Program Management (from July 2009 to December 2010) and President (from 2008 to 2009).

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

Bryan E. Mittelman has served as Vice President, Controller since February 2014. Mr. Mittelman started his career at Knowles in September 2013. Previously, Mr. Mittelman served as the Controller for Morningstar, Inc., an investment research and investment management company from December 2011 to September 2013. Additional prior experience includes operating his consulting business from June 2010 to December 2011 and the following roles at Siemens Healthcare Diagnostics and Dade Behring (which was acquired by Siemens in 2007): Vice President, Finance, North America (from January 2008 to May 2010), Vice President, Finance, Americas (from January 2007 to December 2007), Vice President, Corporate Audit and Advisory Services (from March 2006 to December 2006), Assistant Corporate Controller (from April 2005 to February 2006) and Director of Financial Reporting (from July 2002 to April 2005).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the ticker symbol “KN”. The following table presents the high and low prices for our common stock as reported on the NYSE for each of the periods indicated below.

	2016		2015
	Market Prices		Market Prices
	High	Low	High	Low
First Quarter	$14.04	$9.98	$24.97	$17.09
Second Quarter	$15.82	$12.27	$21.98	$17.67
Third Quarter	$16.20	$12.87	$19.60	$13.31
Fourth Quarter	$17.36	$13.91	$22.33	$12.74

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

Holders

The number of holders of record of our common stock as of February 17, 2017 was approximately 1,315.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data. Except for the selected financial data as of December 31, 2012, the selected financial data presented below is derived from our audited Consolidated Financial Statements and has been adjusted to reflect the divestiture of the MCE speaker and receiver product line. The selected financial data as of December 31, 2012 is derived from our audited Combined Financial Statements.

The selected financial data includes costs of Knowles’ businesses, which include the allocation of certain corporate expenses from our Former Parent through the date of the Separation. We believe that these allocations were made on a reasonable basis. The selected historical financial data for the periods prior to the Separation may not be indicative of our future performance as an independent publicly traded company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes included under Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31,
Statement of Earnings Data (1) (in millions, except for share and per share amounts)	2016	2015 (2)	2014	2013	2012
Revenue	$859.3	$849.6	$915.0	$961.0	$846.9
Gross profit	328.6	312.3	355.5	436.9	390.1
Earnings from continuing operations	$19.1	$16.5	$119.6	$185.9	$128.1

Adjusted for:
Interest expense, net (3)	20.4	12.7	6.6	16.3	29.8
Provision for income taxes	11.7	6.1	12.9	19.1	17.2
EBIT (4)	$51.2	$35.3	$139.1	$221.3	$175.1
Basic earnings per share from continuing operations	$0.22	$0.19	$1.41	$2.19	$1.51
Diluted earnings per share from continuing operations	$0.21	$0.19	$1.40	$2.19	$1.51
Basic shares outstanding (5)	88,667,098	86,802,828	85,046,042	85,019,159	85,019,159
Diluted shares outstanding (5)	89,182,967	86,992,254	85,292,959	85,019,159	85,019,159

	As of December 31,
Balance Sheet Data (in millions)	2016	2015 (2)	2014	2013	2012
Total assets	$1,515.1	$1,696.5	$1,998.5	$2,170.1	$2,051.1
Total third party debt and lease obligations (6)(7)	313.8	447.5	404.3	1.6	2.3
Notes payable to Former Parent, net	N/A	N/A	N/A	N/A	528.8

	Years Ended December 31,
Other Data (1) (in millions)	2016	2015 (2)	2014	2013	2012
Depreciation and amortization	$73.0	$76.8	$75.4	$105.4	$90.1
Capital expenditures	34.2	48.4	61.2	62.4	80.5

(1)
On July 7, 2016, the Company completed the sale of its speaker and receiver product line. All amounts presented are on a continuing operations basis. For addition information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(2)
On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock of Audience, Inc. ("Audience"). The Consolidated Statements of Earnings and Consolidated Balance Sheets include the results of operations, net assets acquired and depreciation and amortization expense related to Audience since the date of acquisition. For additional information on the Audience acquisition, refer to Note 3. Acquisition to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(3)
On January 27, 2014, we entered into five-year credit facilities totaling $500.0 million and borrowed $400.0 million on February 28, 2014 to finance a cash payment to our Former Parent in connection with the Separation. On April 27, 2016, the Company entered into a fourth amendment to its Credit Facilities in connection with the Company's offering of the 3.25% Convertible Senior Notes ("the Notes"). The interest expense, net for the periods ending December 31, 2016, 2015 and 2014 relates to these borrowings. The interest expense, net during all other periods presented relate to interest expense on the net notes payable to our Former Parent that were settled during the fourth quarter of 2013 in anticipation of the Separation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" section for additional information related to our post-Separation debt.

(4)
We use the term “EBIT” throughout this Annual Report on Form 10-K, defined as net earnings plus (i) interest expense and (ii) income taxes. EBIT is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and may not be comparable to similarly titled measures used by other companies. We use EBIT as a supplement to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on EBIT as a key measure of our performance for business planning purposes. This measure assists us in comparing its performance between various reporting periods on a consistent basis, as this measure removes from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of EBIT is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of EBIT to net earnings, the most directly related GAAP measure, please see the Statement of Earnings Data table above. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.

(5)
On July 1, 2015, the Company issued 3.2 million shares to former stockholders of Audience and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. On February 28, 2014, the distribution date, Former Parent stockholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of Former Parent's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding for the periods prior to the Separation were calculated using the number of Knowles common shares outstanding immediately following the distribution. See Note 19. Earnings per Share to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding earnings per common share.

(6)
On January 27, 2014, we, as a borrower, entered into a $200.0 million five-year senior secured revolving credit facility with a group of lenders, as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement ("Original Credit Agreement"), which are referred to collectively as the “Credit Facilities.” In connection with the Separation, we incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to our Former Parent immediately prior to the Separation. On December 31, 2014, we amended our Credit Facilities to increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million but incurred no additional borrowings. On July 1, 2015, we amended our Credit Facilities to facilitate our ability to consummate the Audience acquisition. We funded the cash portion of the consideration through a drawdown of our existing revolving Credit Facility and cash on hand. On February 9, 2016, the Company entered into a third amendment to its Credit Facilities in connection with the Company’s decision to sell the speakers and receivers product line of the Company’s Mobile Consumer Electronics segment, which also includes permanent reduction by the Company of the aggregate revolving commitment under the Original Credit Agreement from $350.0 million to $300.0 million. On April 27, 2016, the Company entered into a fourth amendment to its Credit Facilities in connection with the Company's offering of the Notes. The fourth amendment to the Credit Facilities, among other things (i) added language to permit the Company to execute the offering of the Notes and the related transactions, (ii) amended the requirement of the Leverage Ratio for it not to exceed 3.75 to 1.0 (previously 3.25 to 1.0) and (iii) added a definition for the Senior Secured Leverage Ratio and set a requirement for it not to exceed 3.25 to 1.0. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" section for additional information related to our post-Separation debt.

(7)	Also includes current portion of long-term debt and capital lease obligations.

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

As discussed in Note 2. Disposed and Discontinued Operations to our audited Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we completed the sale of our speaker and receiver product line in the fourth quarter of 2016. Accordingly, the results of operations and related assets and liabilities for the speaker and receiver product line have been reclassified as discontinued operations for all periods presented. Unless otherwise indicated, discussion within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere within this Annual Report Form 10-K refers to results from continuing operations.

Our Business

We are a market leader and global supplier of advanced micro-acoustic, audio processing and specialty component solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, wearables and other consumer electronic devices. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. In 2016, we sold the MCE speaker and receiver product line and exited that market. Our focus on our customer applications, combined with our unique spectrum of capabilities, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience.

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

•
MCE designs and manufactures innovative acoustic products, including microphones and audio processing technologies used in mobile handsets, wearables and other consumer electronic devices. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•
SC specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. SC’s transducer products are used principally in hearing aid applications within the commercial audiology markets, while its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; sales, support, engineering and manufacturing facilities in North America, Europe and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On July 1, 2015, we completed our acquisition of all of the outstanding shares of common stock ("Shares") of Audience, Inc. ("Audience"), a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Results for Audience are included in the MCE segment. For additional information on the Audience acquisition, refer to Note 3. Acquisition to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, in January 2017 the Company will report two segments as follows:

•	Audio - Transducer products used in hearing health and premium headset applications will be moved from the SC segment to the new Audio segment which will also include the historical MCE segment.

•	Precision Devices - Oscillator and capacitor products formerly in the SC segment will be included in the Precision Devices segment.

Reporting under this new structure will begin in the first quarter of 2017 with historical financial segment information restated to conform to the new segment presentation.

Results of Operations

Prior to the Separation on February 28, 2014, our historical financial statements and segment information were prepared on a stand-alone basis and were derived from our Former Parent's consolidated financial statements and accounting records. Accordingly, our results from January 1, 2014 to February 28, 2014 are presented herein on a consolidated basis and reflect our results of operations, financial position and cash flows of our business operated as part of our Former Parent prior to the Separation, in conformity with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows in the future, or what our results of operations, financial position and cash flows would have been had Knowles been a stand-alone company during all the periods presented.

Results of Operations for the Year Ended December 31, 2016 compared with the Years Ended December 31, 2015 and December 31, 2014

In addition to the GAAP financial measures included herein, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business and our executive management team focuses on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

	Years Ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Revenues	$859.3	$849.6	$915.0

Gross profit	$328.6	$312.3	$355.5
Non-GAAP gross profit	$335.0	$337.5	$377.3

Earnings from continuing operations before interest and income taxes	$51.2	$35.3	$139.1
Adjusted earnings from continuing operations before interest and income taxes	$106.1	$115.5	$187.5

Provision for income taxes	$11.7	$6.1	$12.9
Non-GAAP provision for income taxes	$4.5	$5.7	$24.6

Earnings from continuing operations	$19.1	$16.5	$119.6
Non-GAAP net earnings from continuing operations	$85.6	$97.1	$156.3

Earnings per share from continuing operations - diluted (1)	$0.21	$0.19	$1.40
Non-GAAP diluted earnings per share from continuing operations	$0.94	$1.10	$1.83
(1) On July 1, 2015, the Company issued 3.2 million shares to former holders of Audience shares and for the conversion of vested in-the-money Audience stock options. The Company also converted unvested in-the-money Audience stock options and restricted stock units for an aggregate of 461,371 shares of its common stock. On February 28, 2014, our Former Parent's stockholders of record as of the close of business on February 19, 2014 received one share of Knowles common stock for every two shares of our Former Parent's common stock held as of the record date. See Note 19. Earnings per Share to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information regarding earnings per share.

Revenues

2016 Versus 2015

Revenues for the year ended December 31, 2016 were $859.3 million, compared with $849.6 million for the year ended December 31, 2015, an increase of $9.7 million or 1.1%. This was due to an increase in MCE revenues of $18.1 million, partially offset by a decrease of $8.4 million in SC revenues. MCE revenues increased due to increased shipments of MEMS microphones, driven by market growth, share gains and multiple microphone adoption at key Chinese OEMs, partially offset by lower average selling prices and unfavorable product mix impacts. SC revenues decreased due to lower pricing, partially offset by increased volume for timing device and acoustic products. Foreign currency translation negatively impacted consolidated revenues by a negligible amount.

2015 Versus 2014

Revenues for the year ended December 31, 2015 were $849.6 million, compared with $915.0 million for the year ended December 31, 2014, a decrease of $65.4 million or 7.1%. This was due to a decrease in MCE revenues of $36.1 million and a decrease in SC revenues of $29.3 million. MCE revenues decreased due to lower average selling prices and a decrease in shipments to an OEM customer as a result of its decreased share of the handset market. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, driven by market share gains at one key OEM customer and multiple microphone adoption, as well as revenues of $19.0 million associated with our acquired Audience operations. SC revenues decreased due to lower pricing and a reduction in timing device shipments in connection with the reduction in China long-term evolution ("LTE") infrastructure build-outs, partially offset by increased demand for new acoustic product introductions and broad-based demand among our capacitor products. Foreign currency translation negatively impacted consolidated revenues by a negligible amount.

Cost of Goods Sold

2016 Versus 2015

Cost of goods sold ("COGS") for the year ended December 31, 2016 were $529.2 million, compared with $534.6 million for the year ended December 31, 2015, decreased $5.4 million or 1.0%. This decrease was primarily due to favorable impacts from productivity initiatives, lower production transfer costs and other charges, a lower cost product mix, favorable foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by increased shipments of MEMS microphones and lower fixed overhead absorption in the first half of 2016.

2015 Versus 2014

Cost of goods sold for the year ended December 31, 2015 were $534.6 million, compared with $551.8 million for the year ended December 31, 2014, a decrease of $17.2 million or 3.1%. The decrease was primarily driven by inventory charges in 2014 that did not recur, related to the MEMS microphone that was placed on hold. In addition, we had favorable impacts from foreign currency translations and benefits from productivity initiatives. These improvements were partially offset by unfavorable fixed overhead absorption expenses and the $12.6 million of cost of goods sold associated with our acquired Audience operations.

Restructuring Charges

We undertake restructuring programs from time to time to better align our operations with current market conditions. Such activities include facility consolidations, headcount reductions and other measures to further optimize operations. It is likely that we will have restructuring charges in the future as we continue to consolidate our manufacturing footprint. Details regarding restructuring programs undertaken during the reporting period are as follows:

2016

During the year ended December 31, 2016, we recorded restructuring charges of $11.8 million, comprised primarily of restructuring actions associated with the integration of Audience. Other charges relate to actions associated with lowering operating expenses and the continued expenses for the transfer of our capacitor business into lower-cost Asian manufacturing facilities. Total restructuring charges of $1.5 million were classified as COGS and $10.3 million were classified as Operating expenses.

2015

During the year ended December 31, 2015, we recorded restructuring charges of $14.3 million, comprised primarily of $9.5 million of restructuring expenses associated with the integration of Audience. The remaining charges relate to the transfer of our hearing health business into lower-cost Asian manufacturing facilities. Total restructuring charges of $2.7 million were classified as COGS and $11.6 million were classified as Operating expenses.

2014

During the year ended December 31, 2014, we recorded restructuring charges of $7.6 million related to programs to transfer our hearing health business and certain of our capacitor businesses into new and existing lower-cost Asian manufacturing facilities, as well as to reduce headcount in the MCE business.

Gross Profit and Non-GAAP Gross Profit

2016 Versus 2015

Gross profit for the year ended December 31, 2016 was $328.6 million, compared with $312.3 million for the year ended December 31, 2015, an increase of $16.3 million or 5.2%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2016 was 38.2%, compared with 36.8% for the year ended December 31, 2015. The gross profit and margin increases were primarily due to higher microphone shipments and other product shipments, favorable impacts from productivity initiatives, lower production transfer costs and other charges, foreign currency exchange rate changes and cost savings from our production transfer activities, partially offset by lower average selling prices, lower fixed overhead absorption in the first half of 2016 and unfavorable product mix.

Non-GAAP gross profit for the year ended December 31, 2016 was $335.0 million, compared with $337.5 million for the year ended December 31, 2015, a decrease of $2.5 million or 0.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2016 was 39.0%, as compared with 39.7% for the year ended December 31, 2015. The Non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, lower fixed overhead absorption in the first half of 2016, unfavorable product mix, partially offset by higher microphone and other product shipments, favorable impacts from productivity initiatives, foreign currency exchange rate changes and cost savings from our production transfer activities.

2015 Versus 2014

Gross profit for the year ended December 31, 2015 was $312.3 million, compared with $355.5 million for the year ended December 31, 2014, a decrease of $43.2 million or 12.2%. Gross profit margin for the year ended December 31, 2015 was 36.8%, compared with 38.9% for the year ended December 31, 2014. This decrease was driven by lower average selling prices, lower fixed overhead absorption and unfavorable product mix, partially offset by lower inventory charges, favorable impacts from foreign currency translations and benefits from productivity initiatives. In addition, the Company had benefits from an increase in shipping volume, which includes $6.3 million associated with our acquired Audience operations.

Non-GAAP gross profit for the year ended December 31, 2015 was $337.5 million, compared with $377.3 million for the year ended December 31, 2014, a decrease of $39.8 million or 10.5%. Non-GAAP gross profit margin for the year ended December 31, 2015 was 39.7%, as compared with 41.2% for the year ended December 31, 2014. The decrease in gross profit was primarily due to lower average selling prices, lower fixed overhead absorption and unfavorable product mix, partially offset by lower inventory charges in the current year, favorable impacts from foreign currency translations and benefits from productivity initiatives. In addition, the Company had benefits from an increase in shipping volume, which includes the $6.3 million associated with our acquired Audience operations.

Research and Development Expenses

2016 Versus 2015

Research and development expenses for the years ended December 31, 2016 and 2015 were $100.5 million and $92.8 million, respectively. Research and development expenses as a percentage of revenues for the years ended December 31, 2016 and 2015 were 11.7% and 10.9%, respectively. The increase in research and development expenses and as a percentage of revenues was primarily driven by our acquired Audience research and development operations and an increase in new product development spending, partially offset by cost reduction initiatives.

2015 Versus 2014

Research and development expenses for the years ended December 31, 2015 and 2014 were $92.8 million and $64.1 million, respectively. Research and development expenses as a percentage of revenues for the years ended December 31, 2015 and 2014 were 10.9% and 7.0%, respectively. The increase in research and development expenses as a percentage of revenues was primarily driven by our acquired Audience research and development operations of $21.5 million, lower revenue and an increase in new product development spending.

Selling and Administrative Expenses

2016 Versus 2015

Selling and administrative expenses for the year ended December 31, 2016 were $170.7 million, compared with $171.9 million for the year ended December 31, 2015, a decrease of $1.2 million or 0.7%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2016 were 19.9%, compared with 20.2% for the year ended December 31, 2015. The decrease was primarily driven by lower acquisition costs and cost reduction initiatives, partially offset by our acquired Audience operations.

2015 Versus 2014

Selling and administrative expenses for the year ended December 31, 2015 were $171.9 million, compared with $156.9 million for the year ended December 31, 2014, an increase of $15.0 million or 9.6%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2015 were 20.2%, compared with 17.1% for the year ended December 31, 2014. The increase in selling and administrative expenses as a percentage of revenues was mainly due to our acquired Audience operations of $19.6 million, lower revenue and transaction-related expenses incurred related to the acquisition of Audience, partially offset by lower legal expenses primarily in connection with litigation which has since been settled.

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2016 Versus 2015

Earnings before interest and income ("EBIT") from continuing operations for the year ended December 31, 2016 was $51.2 million, compared with $35.3 million for the year ended December 31, 2015, an increase of $15.9 million or 45.0%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2016 was 6.0%, as compared with 4.2% for the year ended December 31, 2015. This increase was primarily due to higher gross profit, lower acquisition costs and our cost reduction initiatives, partially offset by higher operating expenses related to our acquired Audience operations, new product development and higher stock-based compensation.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2016 was $106.1 million, compared with $115.5 million for the year ended December 31, 2015, a decrease of $9.4 million or 8.1%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2016 was 12.3%, as compared with 13.6% for the year ended December 31, 2015. This decrease was primarily due to higher operating expenses related to our acquired Audience operations, an increase in new product development costs and a decrease in non-GAAP gross profit, partially offset by operating cost reduction initiatives and lower acquisition costs.

2015 Versus 2014

EBIT for the year ended December 31, 2015 was $35.3 million, compared with $139.1 million for the year ended December 31, 2014, a decrease of $103.8 million or 74.6%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2015 was 4.2%, as compared to 15.2% for the year ended December 31, 2014. The decrease was primarily due to $43.8 million of expenses from our acquired Audience operations, which included $9.5 million of restructuring expenses, lower GAAP gross profit and increased new product development spending, partially offset by reduced legal expenses.

Adjusted EBIT for the year ended December 31, 2015 was $115.5 million, compared with $187.5 million for the year ended December 31, 2014, a decrease of $72.0 million or 38.4%. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the year ended December 31, 2015 was 13.6%, as compared with 20.5% for the year ended December 31, 2014. These declines were primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses of $28.3 million, which primarily related to our acquired Audience operations. The decrease was partially offset by reduced legal expenses.

Interest Expense, net

2016 Versus 2015

Interest expense, net for the year ended December 31, 2016 was $20.4 million, compared with $12.7 million for the year ended December 31, 2015, an increase of $7.7 million or 60.6%. The increase in interest expense is due to non-cash interest related to the convertible senior notes issued in May 2016 and higher interest rates, partially offset by lower outstanding borrowings.

2015 Versus 2014

Interest expense, net for the year ended December 31, 2015 was $12.7 million, compared with $6.6 million for the year ended December 31, 2014, an increase of $6.1 million or 92.4%. The increase in interest expense was due to the combination of a higher average debt balance outstanding in 2015 compared to 2014, mainly due to a draw down from our revolving credit facility to fund the Audience acquisition and higher interest rates. Additionally, during 2015 we had twelve months of interest expense for our Credit Facilities compared to only ten months of interest expense during 2014. We incurred $400.0 million of borrowings under our Credit Facilities on February 28, 2014.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

2016 Versus 2015

The effective tax rate ("ETR") for the year ended December 31, 2016 was a 38.0% provision, compared with a 27.0% provision for the year ended December 31, 2015. The change in the ETR is due primarily to the mix of earnings by taxing jurisdictions. The ETR for the years ended December 31, 2016 and 2015 was favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. The ETR for the year ended December 31, 2016 was unfavorably impacted by valuation allowances recorded in certain jurisdictions (United States (“U.S.”) and the United Kingdom ("U.K."). The ETR for the year ended December 31, 2015 was unfavorably impacted by valuation allowances recorded in certain jurisdictions (primarily the U.S.). For additional information on this tax holiday, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

The non-GAAP ETR for the year ended December 31,2016 was a 5.0% provision, compared with a 5.5% provision for the year ended December 31, 2015. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our tax holidays in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing tax holidays in Malaysia will expire December 31, 2021. During 2016, the Company applied for and received final approval to modify the terms of its main tax holiday in Malaysia, reducing the rate to 7.2% versus the statutory rate of 24.0%, effective January 1, 2017 through December 31, 2021. The U.S. and U.K. operations were in a cumulative loss position as of December 31, 2015 and as of December 31, 2016, respectively. Based on this, and other relevant information, the Company concluded that tax losses and deferred assets generated in the U.S. and the U.K. would not be benefited currently or in the future.

2015 Versus 2014

Prior to the Separation on February 28, 2014, our historical financial statements reflect income tax expense and deferred tax balances that have been calculated on a stand-alone basis although our operations have historically been included in the tax returns filed by our Former Parent.

The ETR for the year ended December 31, 2015 was a 27.0% provision, compared with a 9.8% provision for the year ended December 31, 2014. The ETR for the year ended December 31, 2015 was unfavorably impacted by the recording of a valuation allowance in the US during the year. The ETR for the year ended December 31, 2014 was impacted by net discrete items of $0.6 million, consisting of prior year taxes recognized in certain foreign subsidiaries offset by a Malaysian tax holiday benefit. The discrete benefit from the Malaysian tax holiday relates to 2013; however, it was recorded in the second quarter of 2014 when we received approval from the relevant taxing authority. For additional information on this tax holiday, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." The change in the ETR, excluding the discrete items, was due to the mix of earnings by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2015 was a 5.5% provision, compared with a 13.6% provision for the year ended December 31, 2014. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The year-to-date ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss and the favorable impact of our tax holidays in Malaysia. A significant portion of our pre-tax income is not subject to tax as a result of our tax holidays in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. During 2016, the Company applied for and received final approval to modify the terms of its main tax holiday in Malaysia, reducing the rate to 7.2% versus the statutory rate of 24.0% effective January 1, 2017 through December 31, 2021. Unless extended or otherwise renegotiated, our existing tax holidays in Malaysia will expire December 31, 2021.

Loss from Discontinued Operations, net

2016 Versus 2015

The loss from discontinued operations was $61.4 million for the year ended December 31, 2016, compared with a loss of $250.3 million for the year ended December 31, 2015. The reduction in loss from discontinued operations was primarily driven by the absence of intangible and fixed asset impairments in 2016 compared to 2015. We incurred total impairment charges of $191.5 million in 2015 when intangible assets and fixed assets were written down to their fair values. In addition, during 2016 we incurred lower depreciation and amortization expenses due to the impairments of intangible and fixed assets in 2015, partially offset by higher unabsorbed fixed costs due to lower production activity, $25.6 million loss on the sale of our MCE speaker and receiver product line and increased restructuring charges.

2015 Versus 2014

The loss from discontinued operations was $250.3 million for the year ended December 31, 2015, compared with a loss of $206.6 million for the year ended December 31, 2014. The increase in loss from discontinued operations was primarily driven by the impairments of intangible and fixed assets in 2015, partially offset by lower restructuring, taxes and production transfer costs.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

2016 Versus 2015

Diluted earnings per share from continuing operations was $0.21 for the year ended December 31, 2016, compared with $0.19 for the year ended December 31, 2015. The increase in diluted earnings per share was primarily due to higher EBIT.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2016 was $0.94, compared with $1.10 for the year ended December 31, 2015. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

2015 Versus 2014

Diluted earnings per share from continuing operations was $0.19 for the year ended December 31, 2015, compared with $1.40 for the year ended December 31, 2014. The decrease in diluted earnings per share was due to lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2015 was $1.10, compared with $1.83 for the year ended December 31, 2014. The decrease in non-GAAP diluted earnings per share was mainly driven by lower adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except share and per share amounts)	2016	2015	2014
Gross profit	$328.6	$312.3	$355.5
Stock-based compensation expense	1.5	1.2	0.8
Fixed asset, inventory and other charges	0.3	3.3	0.2
Restructuring charges	1.5	2.7	7.7
Production transfer costs (2)	3.1	16.0	13.1
Other (3)	—	2.0	—
Non-GAAP gross profit	$335.0	$337.5	$377.3

Earnings from continuing operations	$19.1	$16.5	$119.6
Interest expense, net	20.4	12.7	6.6
Provision for income taxes	11.7	6.1	12.9
Earnings from continuing operations before interest and income taxes	51.2	35.3	139.1
Stock-based compensation expense	21.5	15.2	8.6
Intangibles amortization expense	19.6	19.6	17.2
Fixed asset, inventory and other charges	0.5	4.2	0.2
Restructuring charges	11.8	14.3	7.6
Impairment of intangible assets	—	1.4	—
Production transfer costs (2)	3.1	16.0	13.8
Other (gain) loss (4)	(1.6)	9.5	1.0
Adjusted earnings from continuing operations before interest and income taxes	$106.1	$115.5	$187.5

Interest expense, net	$20.4	$12.7	$6.6
Interest expense, net non-GAAP reconciling adjustments (5)	4.4	—	—
Adjusted Interest Expense	$16.0	$12.7	$6.6

Provision for income taxes	$11.7	$6.1	$12.9
Income tax effects of non-GAAP reconciling adjustments	(7.2)	(0.4)	11.7
Non-GAAP provision for income taxes	$4.5	$5.7	$24.6

Earnings from continuing operations	$19.1	$16.5	$119.6
Non-GAAP reconciling adjustments (6)	54.9	80.2	48.4
Interest expense, net non-GAAP reconciling adjustments (5)	4.4	—	—
Income tax effects of non-GAAP reconciling adjustments	(7.2)	(0.4)	11.7
Non-GAAP net earnings from continuing operations	$85.6	$97.1	$156.3

Non-GAAP diluted earnings per share from continuing operations	$0.21	$0.19	$1.40
Earnings per share non-GAAP reconciling adjustment	0.73	0.91	0.43
Non-GAAP diluted earnings per share from continuing operations	$0.94	$1.10	$1.83

Diluted average shares outstanding	89,182,967	86,992,254	85,292,959
Non-GAAP adjustment (7)	1,758,522	961,841	292,817
Non-GAAP diluted average shares outstanding (7)	90,941,489	87,954,095	85,585,776

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

(3)	Other represents expenses related to the Audience acquisition.

(4)
In 2016, Other (gain) loss primarily represents a gain on the sale of investment related to a non-controlling interest in a MEMS timing device company partially offset by expenses related to the Audience acquisition. In 2015, Other (gain) loss represents expenses related to the Audience acquisition. In 2014, Other loss represents expenses related to our spin-off from our Former Parent.

(5)
Under GAAP, the accounting for the Company's convertible debt instrument requires separate consideration of the debt and conversion option components of the instrument in a manner that reflects a nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due 2021 that were issued in a private placement in May 2016. The imputed interest rate was 8.12% for the convertible notes due 2021, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.

(6)
The Non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.

(7)
The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Year Ended December 31, 2016 Compared with the Years Ended December 31, 2015 and December 31, 2014

Mobile Consumer Electronics

	Years Ended December 31,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$439.8		$421.7		$457.8

Operating earnings	$28.9	6.6%	$31.1	7.4%	$113.0	24.7%
Other (income) expense, net	(0.1)		0.5		—
Earnings before interest, income taxes and discontinued operations ("EBIT")	$29.0	6.6%	$30.6	7.3%	$113.0	24.7%
Stock-based compensation expense	8.3		4.3		1.2
Intangibles amortization expense	10.8		8.4		5.6
Fixed asset, inventory and other charges	0.5		2.1		0.2
Restructuring charges	7.1		11.2		—
Impairment of intangibles	—		1.4		—
Production transfer costs (1)	0.1		2.8		1.0
Other (2)	—		2.9		—
Adjusted earnings before interest, income taxes and discontinued operations ("Adjusted EBIT")	$55.8	12.7%	$63.7	15.1%	$121.0	26.4%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

(2) In 2015, Other represents expenses related to the Audience acquisition.

Revenues

2016 Versus 2015

MCE revenues were $439.8 million for the year ended December 31, 2016, compared with $421.7 million for the year ended December 31, 2015, an increase of $18.1 million or 4.3%. Revenues increased due to increased shipments of MEMS microphones, driven by market growth, share gains and multi-microphone adoption at key Chinese OEMs, partially offset by lower average selling prices and unfavorable product mix impacts.

2015 Versus 2014

MCE revenues were $421.7 million for the year ended December 31, 2015, compared with $457.8 million for the year ended December 31, 2014, a decrease of $36.1 million or 7.9%. Revenues decreased due to lower average selling prices and a decrease in shipments to an OEM customer as a result of its decreased share of the handset market. Partially offsetting these decreases was an increase in MCE revenues due to increased shipments of MEMS microphones, driven by market share gains at one key OEM customer and multi-microphone adoption, as well as revenues of $19.0 million associated with our acquired Audience operations.

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

2016 Versus 2015

MCE EBIT from continuing operations was $29.0 million for the year ended December 31, 2016, compared with $30.6 million for the year ended December 31, 2015, a decrease of $1.6 million or 5.2%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2016 was 6.6%, compared to 7.3% for the year ended December 31, 2015. The decreases were primarily due to lower average selling prices, higher operating expenses related to our acquired Audience operations and unfavorable product mix, partially offset by an increase in shipments, benefits from productivity initiatives, our cost reduction initiatives in operating expenses and favorable impacts from foreign currency exchange rate changes.

MCE adjusted EBIT was $55.8 million for the year ended December 31, 2016, compared with $63.7 million for the year ended December 31, 2015, a decrease of $7.9 million or 12.4%. Adjusted EBIT margin for the year ended December 31, 2016 was 12.7%, compared with 15.1% for the year ended December 31, 2015. The decreases were primarily due to lower average selling prices, higher operating expenses related to our acquired Audience operations and unfavorable product mix, partially offset by an increase in shipments, benefits from productivity initiatives, our cost reduction initiatives in operating expenses and favorable impacts from foreign currency exchange rate changes.

2015 Versus 2014

MCE EBIT from continuing operations was $30.6 million for the year ended December 31, 2015, compared with $113.0 million for the year ended December 31, 2014, a decrease of $82.4 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2015 was 7.3%, compared to 24.7% for the year ended December 31, 2014. The decrease was due primarily to higher operating expenses of $52.0 million, largely related to our Audience operations, lower average selling prices, higher restructuring charges, unfavorable product mix and lower fixed overhead absorption. These unfavorable effects were partially offset by inventory charges in 2014 that did not recur, related to the MEMS microphone that was placed on hold. In addition, we had an increase in revenues due to increased shipments of MEMS microphones, driven by market share gains at one key OEM customer and multi-microphone adoption. MCE also had favorable impacts from foreign exchange rates, lower legal expenses and benefits from productivity initiatives.

MCE adjusted EBIT was $63.7 million for the year ended December 31, 2015, compared with $121.0 million for the year ended December 31, 2014, a decrease of $57.3 million or 47.4%. Adjusted EBIT margin for the year ended December 31, 2015 was 15.1%, compared with 26.4% for the year ended December 31, 2014. The decrease was primarily due to lower average selling prices, higher operating expenses of $32.2 million, largely related to our Audience operations, unfavorable product mix and lower fixed overhead absorption. These unfavorable effects were partially offset by inventory charges in 2014 that did not recur, related to the MEMS microphone that was placed on hold in 2014. In addition, we had an increase in revenues due to increased shipments of MEMS microphones, driven by market share gains at one key OEM customer and multi-microphone adoption. MCE also had favorable impacts from foreign exchange rates, lower legal expenses and benefits from productivity initiatives.

Specialty Components

	Years Ended December 31,
(in millions)	2016	Percent of Revenues	2015	Percent of Revenues	2014	Percent of Revenues
Revenues	$419.5		$427.9		$457.2

Operating earnings	$73.8	17.6%	$60.7	14.2%	$69.5	15.2%
Other (income), net	(0.4)		(0.3)		—
Earnings before interest and income taxes ("EBIT")	$74.2	17.7%	$61.0	14.3%	$69.5	15.2%
Stock-based compensation expense	2.3		2.4		1.7
Intangibles amortization expense	8.8		11.2		11.5
Fixed asset, inventory and other charges	—		2.1		—
Restructuring charges	3.1		2.5		7.6
Production transfer costs (1)	3.0		13.2		12.8
Other	0.1		—		—
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$91.5	21.8%	$92.4	21.6%	$103.1	22.6%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

2016 Versus 2015

SC revenues were $419.5 million for the year ended December 31, 2016, compared with $427.9 million for the year ended December 31, 2015, a decrease of $8.4 million or 2.0%. Revenues decreased due to lower pricing, partially offset by increased demand for timing device and acoustic products.

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

Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings Before Interest and Income Taxes

2016 Versus 2015

SC EBIT from continuing operations was $74.2 million for the year ended December 31, 2016, compared with $61.0 million for the year ended December 31, 2015, an increase of $13.2 million or 21.6%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2016 was 17.7%, compared with 14.3% for the year ended December 31, 2015. The increase was primarily due to benefits from productivity initiatives, lower production transfer costs and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities. In addition, the increase was due to higher shipments, favorable impact of foreign currency exchange rate changes and lower amortization expense, partially offset by reduced pricing, lower fixed overhead absorption and unfavorable product mix impacts.

SC adjusted EBIT was $91.5 million for the year ended December 31, 2016, compared with $92.4 million for the year ended December 31, 2015, a decrease of $0.9 million or 1.0%. Adjusted EBIT margin for the year ended December 31, 2016 was 21.8%, compared with 21.6% for the year ended December 31, 2015. The decrease in adjusted EBIT was primarily due to lower pricing, unfavorable fixed overhead absorption and unfavorable product mix impacts, partially offset by the benefits from productivity initiatives, realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, favorable impact of foreign currency translation and higher shipments.

2015 Versus 2014

SC EBIT from continuing operations were $61.0 million for the year ended December 31, 2015, compared with $69.5 million for the year ended December 31, 2014, a decrease of $8.5 million or 12.2%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2015 was 14.3%, compared with 15.2% for the year ended December 31, 2014. The decrease was primarily due to lower pricing and unfavorable fixed overhead absorption, partially offset by the benefits from productivity initiatives, the favorable impact of foreign currency translation and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities.

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

On July 1, 2015, we completed our acquisition of Audience. Under the terms of the transaction, we issued 3.2 million shares and paid $61.6 million in cash to former holders of Audience shares and for the settlement of vested Audience stock options. We funded the cash portion of the consideration through a draw down from our existing revolving credit facility and cash on hand. In addition, the amendment to our existing credit agreement to modify specific terms and conditions, including the definition of certain covenants to permit the acquisition, became effective upon the closing of the transaction.

In May 2016, we sold the Notes and concurrently entered into convertible note hedge transactions and separate warrants. The Notes will mature in November 2021, unless earlier repurchased by us or converted pursuant to their terms. The Notes are unsecured, senior obligations and interest is payable semiannually in arrears. The Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding under our term loan facility. For additional information, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On July 7, 2016, we completed the sale of our speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. We used the net proceeds to reduce borrowings outstanding under our revolving credit facility. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

Our ability to make payments on and to refinance our indebtedness, including third party debt incurred in connection with the Separation, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales and the tax consequences of our repatriation of overseas cash. Due to the global nature of our operations, a significant portion of our cash is held outside the United States. Our cash and cash equivalents totaled $66.2 million and $63.3 million at December 31, 2016 and 2015, respectively. Of these amounts, cash held by our non-U.S. operations totaled $58.4 million and $59.7 million as of December 31, 2016 and 2015, respectively.

We hold the vast majority of our cash and generate a majority of our operating cash flows outside the United States as our manufacturing locations are primarily based outside of the United States. We have not provided for U.S. income taxes on $1.6 billion of undistributed earnings of foreign subsidiaries, because we intend to permanently reinvest these earnings outside the United States. Repatriated earnings would be subject to income taxes.

We generate cash flow in the United States primarily through ongoing product sales, management fees and royalty income and we utilize cash in the United States primarily for expenses relating to operations and corporate functions, including management, administration and research and development. We have generated approximately $32.0 million, $15.4 million and $36.4 million of operating cash flow in the United States, including corporate expense allocations, during the years ended December 31, 2016, 2015 and 2014, respectively, which has been sufficient to meet our domestic cash needs in each such year, as most of our capital expenditures and expenses occurred outside of the United States during those years. We project that our cash generation within the United States for the foreseeable future will be self-sustaining to meet all estimated U.S. expenditures and, as such, we do not anticipate the need to repatriate the earnings of our foreign subsidiaries in order to satisfy our domestic cash needs, including the service of any third party debt incurred in the United States.

Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis (includes discontinuing operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2016	2015	2014
Net cash flows provided by (used in):
Operating activities	$107.5	$78.4	$115.5
Investing activities	5.9	(95.2)	(93.1)
Financing activities	(109.9)	26.1	(71.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.2)	(1.4)
Net increase (decrease) in cash and cash equivalents	$2.9	$8.1	$(50.4)

Operating Activities

Cash provided by operating activities in 2016 increased $29.1 million compared to 2015, primarily due to beneficial changes in deferred taxes and a lower investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus net inventories, less accounts payable) of $17.0 million.

Cash provided by operating activities in 2015 decreased $37.1 million compared to 2014, primarily due to higher operating expenses and lower revenues. In addition, other changes in operating assets and liabilities, mainly accrued other expenses and deferred taxes, decreased operating cash flows. This was partially offset by a lower investment in net accounts receivables, inventories and accounts payable of $18.7 million.

Investing Activities

Cash provided by and used in investing activities results primarily from cash inflows from the sale of a business and outflows for capital expenditures, acquisitions, investment activity and the capitalization of patent defense costs.

Capital spending. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $38.7 million, $63.1 million and $83.9 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The large drivers of the capital expenditures have been related to investments in new product launches, ongoing investments in MEMS manufacturing capacity expansion to support growth in the handset market, as well as manufacturing footprint optimization projects. The reduction in capital spending in 2016 is primarily due to the sale of the speaker and receiver product line during 2016.

Capitalization of patent defense costs. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When we capitalize patent defense costs we amortize the costs over the remaining estimated useful life of the patent, which is typically seven to ten years. During the years ended December 31, 2015 and 2014, we paid $1.0 million and $16.0 million, respectively, in gross legal costs related to the defense of our patents. Capitalized patent defense costs decreased in 2015 due primarily to lower legal expenses incurred. The 2014 expenses were associated with intellectual property litigation which has been settled. We did not pay any such costs in 2016.

Sales of business, acquisitions and investments. We received net proceeds of $40.6 million from the sale of our MCE speaker and receiver product line during the year ended December 31, 2016. We paid $35.1 million, net of cash acquired during the year ended December 31, 2015 to acquire Audience. We also received proceeds of $4.0 million during the year ended December 31, 2015 from the sale of investments, which were part of the acquisition of Audience. We paid $8.0 million during the year ended December 31, 2014, to acquire a non-controlling interest in a MEMS timing device company and subsequently received proceeds of $2.0 million and $14.5 million during the years ended December 31, 2016 and December 31, 2014, respectively from the sale of our non-controlling interest in the same MEMS timing device company.

Financing Activities

Cash used in financing activities during the year ended December 31, 2016 primarily related to $166.5 million in principal payments on our term loan, a $44.5 million purchase of convertible note hedges, $100.0 million in net payments on our revolving credit facility, and the $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of the Notes and the $39.1 million of proceeds from the issuance of warrants. Cash provided by financing activities during the year ended December 31, 2015 primarily related to $45.0 million in additional net borrowings under our revolving credit facility, partially offset by the $15.0 million in scheduled principal payments on our term loan. Cash used in financing activities during the year ended December 31, 2014 primarily related to cash payments to our Former Parent of $468.2 million as a result of the Separation, partially offset by $400.0 million in proceeds from debt. For additional information on our debt, see Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow and free cash flow as a percentage of revenue. Free cash flow is calculated as cash flow provided by operating activities less capital expenditures. Our management believes these measures are useful in measuring our cash generated from operations that is available to repay debt, pay dividends, fund acquisitions and repurchase Knowles’ common stock. Free cash flow and free cash flow as a percentage of revenue are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, free cash flow and free cash flow as a percentage of revenue should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2016	2015	2014
Cash flow provided by operating activities	$107.5	$78.4	$115.5
Less: Capital expenditures	(38.7)	(63.1)	(83.9)
Free cash flow	$68.8	$15.3	$31.6
Free cash flow as a percentage of revenue	8.0%	1.8%	3.5%

In 2016, we generated free cash flow of $68.8 million, representing 8.0% of revenue, compared to free cash flow in 2015 of $15.3 million, representing 1.8% of revenue and free cash flow in 2014 of $31.6 million, or 3.5% of revenue. The increase in free cash flow in 2016 compared to 2015, was primarily due to lower losses from discontinued operations and lower capital investments in our discontinued operations. The lower free cash flow in 2015 compared to 2014 was primarily due to a reduction in earnings.

In 2017, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenue.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the normal course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations and commitments as of December 31, 2016 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term and long-term debt (1)	$336.0	$10.8	$152.7	$172.5	$—
Operating leases (2)	69.1	9.4	17.3	16.1	26.3
Purchase obligations (3)	49.6	49.6	—	—	—
Capital leases (4)	18.6	2.3	4.6	4.6	7.1
Post-retirement benefits (5)	16.5	1.3	2.7	3.1	9.4
Total obligations (6)	$489.8	$73.4	$177.3	$196.3	$42.8

(1)  Primarily relates to the maturity of indebtedness under our Revolving Credit Facility and Term Loan due in January 2019 and our Notes due in November 2021. Does not give effect to any early repayment of or future amounts which may be drawn under the Revolving Credit Facility.

(2)   Represents off-balance sheet commitments related to operating leases. See Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(3) Represents off-balance sheet commitments for purchase obligations related to open purchase orders with our vendors.
(4)   Represents obligations related to capital leases. See Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(5)  Amounts represent estimated contributions under our subsidiary's non-U.S. defined benefit pension plan through 2026. See Note 16. Employee Benefit Plans to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(6)  The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. See Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Borrowings

In the first quarter of 2014, we, as the borrower, entered into a $200.0 million five-year senior secured revolving credit facility, as well as a $300.0 million five-year senior secured term loan facility pursuant to the Original Credit Agreement (collectively, the “Credit Facilities”).

In the fourth quarter of 2014, we amended our Original Credit Agreement to (i) increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million from $200.0 million, (ii) increase the amount of the letter of credit subfacility in the Original Credit Agreement to $50.0 million from $25.0 million, (iii) eliminated the swing line subfacility in the amount of up to $35.0 million in the Original Credit Agreement and (iv) reduced to $100.0 million from $250.0 million the amount of additional incremental revolving or term loans in the Original Credit Agreement.

On July 1, 2015, we amended our existing credit agreement to facilitate the acquisition of Audience, which the amendment became effective upon the closing of the transaction. The amendment, among other things (i) amended the definition of “Consolidated EBITDA” in the Original Credit Agreement to allow us to make certain adjustments attributable to cash items in excess of the 15% cap set forth therein for any fiscal quarter occurring in the fiscal year 2014 (except with regard to calculating the Leverage Ratio for purposes of determining the interest rate under the Credit Facilities), (ii) provided that pro forma calculations with respect to the acquisition (except with regard to calculating the Leverage Ratio for purposes of determining the interest rate under the Credit Facilities) shall disregard the consolidated EBITDA attributable to Audience for all periods prior to the first day of the first fiscal quarter following the acquisition and (iii) provided that all calculations as to whether the acquisition was a “Permitted Acquisition” under the Original Credit Agreement were made as of the date of the agreement, but after giving effect to the amendment.

On November 19, 2015, we entered into a second amendment to our Original Credit Agreement which amended the definition of “change in control” to allow our Board of Directors to approve a shareholder-nominated slate of directors without triggering a change in control.

On February 9, 2016, we entered into a third amendment of our Original Credit Agreement in connection with our decision to sell the speaker and receiver product line of the Company’s Mobile Consumer Electronics segment. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Original Credit Agreement to allow adjustments for (i) the amount by which consolidated net income had been reduced by net losses attributable to our MCE speaker and receiver product line that were disposed of, abandoned or discontinued or which were being held for sale) for any fiscal quarter ending on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the MCE speaker and receiver product line on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the speaker and receiver product line will be disregarded in calculating the leverage ratio for purposes of determining the Applicable Rate (as defined in the Original Credit Agreement). The third amendment also included a reduction of the aggregate revolving commitment under the Credit Agreement from $350.0 million to $300.0 million.

On April 27, 2016, we entered into a fourth amendment to our Original Credit Agreement in connection with our offering of the Notes. The fourth amendment, among other things (i) added language to permit us to execute the offering of the Notes and the related transactions, (ii) amended the requirement of the Leverage Ratio, defined below, for it not to exceed 3.75 to 1.0 (previously 3.25 to 1.0) and (iii) added a definition for the Senior Secured Leverage Ratio, defined below, and set a requirement for it not to exceed 3.25 to 1.0.

In May 2016, we issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021, unless earlier repurchased by us or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year, commencing on November 1, 2016. The Notes are governed by an indenture (the "Indenture") between us, as issuer, and U.S. Bank National Association as trustee. Upon conversion, we will pay or deliver cash, shares of our common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate is 54.2741 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $18.4250 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), we may be required, in certain circumstances, to increase the conversion rate by a number of additional shares for a holder that elects to convert the Notes in connection with such make-whole fundamental change.

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

The facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens and entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The facilities also include a requirement, to be tested quarterly, that we maintain (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio") and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. The facilities include customary events of defaults. We were in compliance with these covenants as of December 31, 2016 and expect to remain in compliance with all of our debt covenants over the next twelve months.

Risk Management

We are exposed to certain market risks which exist as part of our ongoing business operations, including changes in currency exchange rates, the dependence on key customers and price volatility for certain commodities. We do not engage in speculative or leveraged transactions and do not hold or issue financial instruments for trading purposes.

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but adversely would have a negative effect on the cost of materials, products and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the euro, the Malaysian ringgit and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $20.9 million pre-tax.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2016, 2015 and 2014, Apple, Inc. accounted for approximately 17%, 19% and 16% of our total revenue, respectively. For the years ended December 31, 2016 and 2014, Samsung Group accounted for 11% and 15% of our total revenue, respectively, of which 1% is related to the SC segment for both periods. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

A hypothetical 100 basis point change in interest rates affecting our external variable rate borrowings as of December 31, 2016 would be $0.6 million on a pre-tax basis. In 2014, we entered into a forward interest rate swap agreement to fix the interest rate on $100.0 million of our outstanding debt. The swap has been in effect since January 2016 and matures in July 2018, and the interest rate expense on the $100.0 million will be approximately $1.8 million on a pre-tax basis for the year ending December 31, 2017. Changes to variable interest rates during January 2017 through July 2018 will not impact interest expenses on the notional amount of the swap.

Critical Accounting Policies

Our Consolidated Financial Statements are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. The significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

Revenue Recognition: Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. We do not have significant service revenue, licensing income, or multiple deliverable arrangements. We recognize third-party licensing or royalty income as revenue over the related contract term. Revenue is recognized net of customer discounts, rebates and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8.7 million, $9.0 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Returns and allowances totaled $5.1 million, $6.7 million and $6.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In testing its other indefinite-lived intangible assets for impairment, we use a relief from royalty method to calculate and compare the fair value of the intangible asset to its book value. This method estimates the fair value of trade names by calculating the present value of royalty income that could hypothetically be earned by licensing the trade name to a third party over the remaining useful life. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2016, 2015 or 2014.

See Note 8. Goodwill and Other Intangible Assets to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and indefinite-lived assets.

Other Intangible and Long-Lived Assets: Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents and trademarks and are amortized over their estimated useful lives, ranging from 5 to 15 years. We rely on patents and proprietary technology and seek patent protection for products and production methods. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. We assess the future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. During the year ended December 31, 2016, we capitalized no legal costs related to the defense of our patents. For the periods ending December 31, 2015 and 2014, we capitalized $0.5 million and $12.7 million, respectively, in legal costs related to the defense of its patents.

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

During 2015, we recorded a pre-tax impairment charge of $191.5 million resulting from the carrying value of the speaker and receiver product line’s net assets being greater than the fair market value. In addition, we identified other asset impairments related to the speaker and receiver product line of $4.1 million and $1.2 million during the years ended December 31, 2015 and December 31, 2014, respectively. See Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional details.

During the years ended December 31, 2016, 2015 and 2014, we recorded impairments and other charges related to our continuing operations of $0.5 million, $5.6 million and $0.2 million, respectively. See Note 5. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional details.

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

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the United States, there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2016, 2015 and 2014 periods.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates for 2016, 2015 and 2014 were 38.0%, 27.0% and 9.8%, respectively.

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

We use the Black-Scholes valuation model to estimate the fair value of SSARs and stock options granted to employees. The fair value of each restricted stock unit granted is equal to the share price at the date of the grant. At the time of grant, we estimate forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 14. Equity Incentive Program to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information related to our stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

50	Report of Independent Registered Public Accounting Firm
51	Consolidated Statements of Earnings
52	Consolidated Statements of Comprehensive Earnings
53	Consolidated Balance Sheets
54	Consolidated Statements of Stockholders' Equity
55	Consolidated Statements of Cash Flows
56	Notes to Consolidated Financial Statements
95	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Knowles Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knowles Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2017

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues	$859.3	$849.6	$915.0
Cost of goods sold	529.2	534.6	551.8
Restructuring charges - cost of goods sold	1.5	2.7	7.7
Gross profit	328.6	312.3	355.5
Research and development expenses	100.5	92.8	64.1
Selling and administrative expenses	170.7	171.9	156.9
Restructuring charges	10.3	11.6	(0.1)
Operating expenses	281.5	276.3	220.9
Operating earnings	47.1	36.0	134.6
Interest expense, net	20.4	12.7	6.6
Other (income) expense, net	(4.1)	0.7	(4.5)
Earnings before income taxes and discontinued operations	30.8	22.6	132.5
Provision for income taxes	11.7	6.1	12.9
Earnings from continuing operations	19.1	16.5	119.6
Loss from discontinued operations, net	(61.4)	(250.3)	(206.6)
Net loss	$(42.3)	$(233.8)	$(87.0)

Earnings per share from continuing operations:
Basic	$0.22	$0.19	$1.41
Diluted	$0.21	$0.19	$1.40

Loss per share from discontinued operations:
Basic	$(0.70)	$(2.88)	$(2.43)
Diluted	$(0.68)	$(2.88)	$(2.42)

Net loss per share:
Basic	$(0.48)	$(2.69)	$(1.02)
Diluted	$(0.47)	$(2.69)	$(1.02)

Weighted average common shares outstanding:
Basic	88,667,098	86,802,828	85,046,042
Diluted	89,182,967	86,992,254	85,292,959

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(42.3)	$(233.8)	$(87.0)

Other comprehensive (loss) earnings, net of tax
Foreign currency translation	0.8	(71.7)	(78.6)

Employee benefit plans:
Actuarial losses arising during period	(5.6)	(0.6)	(4.5)
Amortization or settlement of actuarial losses included in net periodic pension cost	0.5	0.8	1.0
Net change in employee benefit plans	(5.1)	0.2	(3.5)

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(2.5)	(1.4)	(0.2)
Net losses reclassified into earnings	0.9	—	—
Total cash flow hedges	(1.6)	(1.4)	(0.2)

Other comprehensive loss, net of tax	(5.9)	(72.9)	(82.3)

Comprehensive loss	$(48.2)	$(306.7)	$(169.3)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$66.2	$63.3
Receivables, net of allowances of $1.7 and $1.8	145.1	145.2
Inventories, net	108.2	118.4
Prepaid and other current assets	10.6	9.2
Total current assets	330.1	336.1
Property, plant and equipment, net	186.2	215.3
Goodwill	894.6	925.8
Intangible assets, net	77.4	97.0
Other assets and deferred charges	25.9	29.3
Assets of discontinued operations	0.9	93.0
Total assets	$1,515.1	$1,696.5

Current liabilities:
Current maturities of long-term debt	$9.7	$29.6
Accounts payable	71.8	77.2
Accrued compensation and employee benefits	34.7	31.2
Other accrued expenses	26.0	35.9
Federal and other taxes on income	6.8	1.5
Total current liabilities	149.0	175.4
Long-term debt	288.5	399.2
Deferred income taxes	21.7	18.4
Other liabilities	41.4	43.5
Liabilities of discontinued operations	6.0	53.2
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 88,737,284 and 88,451,564 shares issued at December 31, 2016 and December 31, 2015, respectively	0.9	0.9
Additional paid-in capital	1,499.8	1,449.9
Accumulated deficit	(360.1)	(317.8)
Accumulated other comprehensive loss	(132.1)	(126.2)
Total stockholders' equity	1,008.5	1,006.8
Total liabilities and equity	$1,515.1	$1,696.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Company Investment	Total Equity
Balance at December 31, 2013	$—	$—	$—	$36.5	$1,850.6	$1,887.1

Net loss	—	—	(84.0)	—	(3.0)	(87.0)
Net transfers to Former Parent Company	—	—	—	—	(471.1)	(471.1)
Separation-related adjustments	—	—	—	(7.5)	(11.8)	(19.3)
Reclassification of Net Former Parent Company Investment in connection with the Separation	—	1,364.7	—	—	(1,364.7)	—
Issuance of common stock at Separation	0.9	(0.9)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(82.3)	—	(82.3)
Common stock issued for exercises of stock options	—	0.1	—	—	—	0.1
Stock-based compensation expense	—	8.7	—	—	—	8.7
Balance at December 31, 2014	$0.9	$1,372.6	$(84.0)	$(53.3)	$—	$1,236.2

Net loss	—	—	(233.8)	—	—	(233.8)
Other comprehensive loss, net of tax	—	—	—	(72.9)	—	(72.9)
Stock-based compensation expense	—	16.5	—	—	—	16.5
Stock-based restructuring charges	—	1.4	—	—	—	1.4
Tax on restricted stock unit vesting	—	(2.2)	—	—	—	(2.2)
Common stock issues for acquisition	—	61.6	—	—	—	61.6
Balance at December 31, 2015	$0.9	$1,449.9	$(317.8)	$(126.2)	$—	$1,006.8

Net loss	—	—	(42.3)	—	—	(42.3)
Other comprehensive loss, net of tax	—	—	—	(5.9)	—	(5.9)
Purchase of convertible note hedges	—	(44.5)	—	—	—	(44.5)
Issuance of warrants	—	39.1	—	—	—	39.1
Equity component of the convertible notes issuance, net	—	35.3	—	—	—	35.3
Stock-based compensation expense	—	21.5	—	—	—	21.5
Tax on restricted stock unit vesting	—	(1.5)	—	—	—	(1.5)
Balance at December 31, 2016	$0.9	$1,499.8	$(360.1)	$(132.1)	$—	$1,008.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(42.3)	$(233.8)	$(87.0)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	73.7	135.7	151.6
Stock-based compensation	21.5	16.5	9.0
Loss on sale of business	25.6	—	—
Non-cash interest expense and amortization of debt issuance costs	5.6	0.8	0.5
Impairment of intangibles	—	144.7	—
Impairment charges on fixed and other assets	0.9	56.5	1.4
Deferred income taxes	4.0	(25.0)	1.2
Non-cash restructuring related charges	—	—	18.8
Other, net	(3.2)	(1.1)	(2.7)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	35.9	45.2	(24.3)
Inventories, net	21.9	11.7	(18.2)
Prepaid and other current assets	(1.2)	1.6	1.7
Accounts payable	(26.6)	(42.7)	38.0
Accrued compensation and employee benefits	(0.7)	0.3	(3.4)
Other accrued expenses	(9.6)	(14.9)	23.8
Accrued taxes	5.3	(12.9)	11.6
Other non-current assets and non-current liabilities	(3.3)	(4.2)	(6.5)
Net cash provided by operating activities	107.5	78.4	115.5

Investing Activities
Proceeds from the sale of business	40.6	—	—
Proceeds from the sale of investments	2.0	4.0	14.5
Proceeds from the sale of property, plant and equipment	2.0	0.5	0.3
Additions to property, plant and equipment	(38.7)	(63.1)	(83.9)
Acquisitions of business (net of cash acquired)	—	(35.1)	—
Capitalized patent defense costs	—	(1.0)	(16.0)
Purchase of intellectual property license	—	(0.5)	—
Purchase of investment	—	—	(8.0)
Net cash provided by (used in) investing activities	5.9	(95.2)	(93.1)

Financing Activities
Payments under revolving credit facility	(132.0)	(85.0)	—
Borrowings under revolving credit facility	32.0	130.0	—
Principal payments on term loan debt	(166.5)	(15.0)	—
Proceeds from issuance of convertible senior notes	172.5	—	—
Proceeds from issuance of warrants	39.1	—	—
Purchase of convertible note hedges	(44.5)	—	—
Proceeds from term loan debt	—	—	400.0
Debt issuance costs	(6.7)	(0.3)	(3.3)
Payments of capital lease obligations	(2.3)	(1.4)	—
Tax on restricted stock unit vesting	(1.5)	(2.2)	—
Net proceeds from exercise of stock-based awards	—	—	0.1
Net transfers to Former Parent Company	—	—	(468.2)
Net cash (used in) provided by financing activities	(109.9)	26.1	(71.4)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.2)	(1.4)

Net increase (decrease) in cash and cash equivalents	2.9	8.1	(50.4)
Cash and cash equivalents at beginning of period	63.3	55.2	105.6
Cash and cash equivalents at end of period	$66.2	$63.3	$55.2

Supplemental information - cash paid during the year for:
Income taxes	$4.2	$19.3	$20.9
Interest	$12.2	$11.2	$6.7

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, in January 2017 the Company will report two segments as follows:

•	Audio - Transducer products used in hearing health and premium headset applications will be moved from the SC segment to the new Audio segment which will also include the historical MCE segment.

•	Precision Devices - Oscillator and capacitor products formerly in the SC segment will be included in the Precision Devices segment.

Reporting under this new structure will begin in the first quarter of 2017 with historical financial segment information restated to conform to the new segment presentation. See Note 18. Segment Information for additional information related to the Company’s segments.

References to "Knowles", "the Company," "we," "our" and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On January 27, 2014, Knowles Corporation ("Knowles"), as a borrower, entered into a $200.0 million five-year senior secured revolving credit facility with a group of lenders, as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement (the “Original Credit Agreement”).

On February 28, 2014, Knowles Corporation became an independent, publicly-traded company as a result of the distribution by Dover Corporation ("Dover" or "Former Parent") of 100% of the outstanding common stock of Knowles to Former Parent’s stockholders (the “Separation”). Knowles' common stock began trading under the ticker symbol “KN” on the New York Stock Exchange (the “NYSE”) on March 3, 2014.

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

On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock of Audience, Inc. ("Audience"). The financial results of Audience were included in the Company's consolidated statements of earnings and comprehensive earnings as well as the statement of cash flows beginning July 1, 2015 and the consolidated balance sheet as of December 31, 2015. See Note 3. Acquisition for additional information related to the transaction.

As discussed in Note 2. Disposed and Discontinued Operations, the Company reclassified the speaker and receiver product line within the MCE segment to discontinued operations in the first quarter of 2016 following its announcement that it would sell the product line. The sale of the speaker and receiver product line was completed on July 7, 2016. In accordance with Accounting Standards Codification ("ASC") No. 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the speaker and receiver product line have been reclassified as discontinued operations for all periods presented.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Presentation - The Consolidated Financial Statements included in this Annual Report on Form 10-K were derived principally from the consolidated financial statements of the Company. Prior to the Separation on February 28, 2014, the historical financial statements of Knowles were prepared on a stand-alone basis and were derived from Dover's consolidated financial statements and accounting records. Accordingly, Knowles' financial statements prior to February 28, 2014 are presented herein on a combined basis and reflect Knowles' financial position, results of operations and cash flows as its business was operated as part of Dover prior to the Separation, in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and include allocations of certain general corporate expenses of our Former Parent. These allocated expenses include costs associated with corporate human resources, finance and legal, including the costs of salaries, benefits and other related costs and are included in "Corporate" in the accompanying segment information. These expenses have been allocated to Knowles based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenues, headcount, or other measures. Knowles considers the expense allocation methodology reasonable. These allocations, which ceased as of the Separation date, totaled $3.4 million during the year ended December 31, 2014. However, the allocations may not be indicative of the actual expenses had Knowles operated as an independent, publicly-traded company for all periods presented. The Consolidated Financial Statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect the Company's results of operations, financial condition and cash flows had the Company been a stand-alone company during the periods presented.

During 2014, the Company corrected various accounting items related to 2012 and 2013. The incentive compensation accrual was corrected to reflect the actual amounts paid for 2013 incentive compensation and the severance accrual was corrected to include agreements executed in 2013. These corrections decreased earnings before income taxes by $0.7 million ($0.7 million net of tax). The Company also corrected its tax expense to properly reflect Chinese withholding taxes paid on 2013 royalty income, a tax accrual for 2013 unremitted earnings of its foreign affiliate in Taiwan, and tax expense associated with foreign taxes due on 2012 royalty income, which collectively decreased net earnings by $4.0 million. These items were not material to the Consolidated Financial Statements for any impacted period.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 1.5 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 7 years. Depreciation expense totaled $53.0 million, $55.2 million and $57.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded fixed and other asset impairments of $0.5 million, $4.2 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist. The Company conducts its annual impairment evaluation in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The Company identified four reporting units for its annual goodwill impairment test. Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s market participant assumptions including projections of future cash flows, determinations of appropriate discount rates and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units determined in step one exceeded the carrying values by at least 20%. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one during any of the periods presented.

In testing its other indefinite-lived intangible assets for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its book value. This method estimates the fair value of trade names by calculating the present value of royalty income that could hypothetically be earned by licensing the trade name to a third party over the remaining useful life. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2016, 2015 or 2014.

See Note 8. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents and trademarks and are amortized over their estimated useful lives, ranging from 5 to 15 years. The Company relies on patents and proprietary technology and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. During the year ended December 31, 2016, the Company capitalized no legal costs related to the defense of its patents. For the periods ending December 31, 2015 and 2014, the Company capitalized $0.5 million and $12.7 million, respectively, in legal costs related to the defense of its patents.

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

During 2015, Knowles recorded a pre-tax impairment charge of $191.5 million resulting from the carrying value of the speaker and receiver product line’s net assets being greater than the fair market value. In addition, Knowles identified other asset impairments related to the speaker and receiver product line of $4.1 million and $1.2 million during the years ended December 31, 2015 and December 31, 2014, respectively. See Note 2. Disposed and Discontinued Operations for additional details.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded impairments and other charges related to its continuing operations of $0.5 million, $5.6 million and $0.2 million, respectively. See Note 5. Impairments for additional details.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated using weighted-average yearly exchange rates. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive earnings. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net.

Revenue Recognition - Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss. The Company does not have significant service revenue, licensing income, or multiple deliverable arrangements. The Company recognizes third-party licensing or royalty income as revenue over the related contract term when collection is reasonably assured. Revenue is recognized net of customer discounts, rebates and returns. Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8.7 million, $9.0 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Returns and allowances totaled $5.1 million, $6.7 million and $6.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of SSARs and stock options granted to employees. The fair value of each restricted stock unit granted is equal to the share price at the date of the grant. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 14. Equity Incentive Program for additional information related to the Company’s stock-based compensation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.

The Company establishes valuation allowances for its deferred tax assets if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As a result of the Company’s adoption of Accounting Standards Update ("ASU"), 2015-17, the deferred tax liabilities and assets, as well as any related valuation allowance, are offset and presented as a single non-current amount. Refer to the Recently Adopted Accounting Standards section for further details.

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

The Company has not provided for any residual U.S. income taxes on the unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested outside the United States. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, or the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. See Note 13. Income Taxes for additional information on the Company’s income taxes and unrecognized tax benefits.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at December 31, 2016, 2015 and 2014 were $1.6 million, $3.7 million and $10.8 million, respectively. The Company also entered into capital leases for new equipment in both the second quarter of 2015 and fourth quarter of 2014 with corresponding capital lease obligations of $13.6 million at December 31, 2015 and $7.0 million at December 31, 2014, respectively. In addition, the Company had no balance in accounts payable for legal costs incurred in the defense of the Company's patents at December 31, 2016 and 2015, however the balance at December 31, 2014 was $0.5 million. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment or Capitalized patent defense costs within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation. Refer to the Recently Issued Accounting Standards section below.

Recently Issued Accounting Standards - In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, which simplifies an entity's measurement of goodwill for impairment testing purposes. This standard is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements and has not yet determined its adoption date for this standard.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-01, which requires a reporting entity to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or liabilities. This standard is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under specific circumstances. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements and plans to adopt this standard on January 1, 2018.

In October 2016, the FASB issued ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires evaluation of cash receipts and payments on the basis of the nature of the underlying cash flows and provides clarity for categorization for specific transactions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that this standard will significantly affect its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize a lease liability and asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard requires a modified retrospective transition method for all entities. This ASU also provides clarification surrounding the presentation of the effects of the leases in the income statement and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance will cause an increase to current and long-term assets and liabilities in the Consolidated Balance Sheet, and the Company is currently evaluating the total impact to its Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU 2015-11, a final standard that simplifies the subsequent measurement of inventory by replacing the lower of cost or market test under current U.S. GAAP. Under the current guidance, the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal and transportation). This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective January 1, 2017 and has determined that this standard will not significantly affect its Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09 that provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequently, in July 2015, the FASB elected to delay the effective date of the standard by one year to annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted beginning with annual and interim periods beginning after December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU 2016-12, which removes the requirement to disclose the effect of the accounting change in the period of adoption, but still requires the Company to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company commenced its assessment of ASU 2014-09 in 2015 and developed a project plan to guide the implementation. This project plan includes analyzing the ASU’s impact on the Company’s contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance, and identifying potential differences from applying the requirements of the new guidance to its contracts. The Company is also in the process of evaluating new disclosure requirements, as well as identifying and implementing appropriate changes to its business processes and controls to support recognition and disclosure under the new guidance. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, which requires that an entity, within its statement of financial position, shall classify deferred tax liabilities and assets as non-current amounts. The deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single non-current amount. This treatment is permitted for components of the entity within a particular tax jurisdiction and cannot offset deferred tax assets and liabilities attributed to different tax paying components of the entity or to different jurisdictions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this guidance prospectively effective December 31, 2015. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements. See Note 13. Income Taxes for additional details.

In August 2014, the FASB issued ASU 2014-15 that requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This standard was effective for public business entities for fiscal year ending after December 15, 2016, and for annual and interim periods thereafter. The Company's adoption of this standard did not yield any going concern findings and did not have a significant impact on its Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations, that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. Although this standard was adopted by the Company as of January 1, 2015, the Company did not have discontinued operations until the first quarter of 2016, at which time, this guidance was applied to all prior periods presented. Refer to Note 2. Disposed and Discontinued Operations for additional information.

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company and its operations. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line, and in the first quarter of 2016, reclassified the results of operations and related asset and liabilities for the speaker and receiver product line to discontinued operations for all periods presented. On July 7, 2016, the Company completed the sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. The Company recorded a loss of $25.6 million as a result of the sale, which included $26.9 million of loss amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The results of discontinued operations for the years ended December 31, 2016, 2015 and 2014 reflect the net losses of the speaker and receiver product line.

Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Revenues	$52.8	$235.0	$226.3
Cost of goods sold	65.6	253.8	332.3
Impairment of fixed and other assets (1)	—	50.1	1.2
Restructuring charges - cost of goods sold (2)	8.8	0.9	15.6
Gross profit	(21.6)	(69.8)	(122.8)
Research and development expenses (1)	6.8	19.3	18.9
Selling and administrative expenses	6.1	37.6	39.6
Impairment of intangible and other assets (1)	—	143.3	—
Restructuring charges (2)	1.7	1.1	6.4
Operating expenses	14.6	201.3	64.9

Other expense (income), net	—	0.4	(0.1)

Loss on sale of business	25.6	—	—

Loss from discontinued operations before taxes	(61.8)	(271.5)	(187.6)
(Benefit from) provision for income taxes	(0.4)	(21.2)	19.0
Loss from discontinued operations, net of tax	$(61.4)	$(250.3)	$(206.6)
(1) The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the fourth quarter of 2015, it was determined that the speaker and receiver product line, within the MCE business segment, lacked a future path to profitability, which included a thorough evaluation of key assumptions including selling prices, product margins, as well as future product demand and suggested that the carrying value of the product line’s assets may be impaired. Through the utilization of undiscounted future cash flows to determine the fair value of the assets, the Company concluded that the fair values of the intangible assets and fixed assets associated with the speaker and receiver product line were less than their respective carrying values at December 31, 2015. As a result, the speaker and receiver product line's intangible assets and fixed assets were written down to their fair values and Knowles incurred pre-tax impairment charges of $143.3 million and $48.2 million, respectively. In addition, during the year ended December 31, 2015, Knowles incurred other pre-tax impairment charges of $4.1 million. These impairments were recorded within the discontinued operations line items as follows: $50.1 million in Impairment of fixed and other assets, $2.2 million in Research and development expenses and $143.3 million in Impairment of intangible and other assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) During the year ended December 31, 2014, the Company recorded restructuring charges resulting from the cessation of manufacturing operations at its Vienna, Austria facility that was authorized on April 1, 2014 (“Vienna action”). The Company incurred $20.7 million of charges related to the Vienna action, which included $16.0 million related to severance pay and benefits and $4.7 million related to contract terminations and other costs, of which $14.5 million were classified as Cost of goods sold and $6.2 million were classified as Operating expenses. In addition, during the year ended December 31, 2014, Knowles incurred other pre-tax restructuring charges of $1.1 million in Cost of goods sold and $0.2 million in Operating expenses.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2016	December 31, 2015
Assets of Discontinued Operations:
Accounts receivable	$0.6	$47.2
Inventories, net	—	33.6
Prepaid and other current assets	0.3	2.0
Total current assets	0.9	82.8
Property, plant and equipment, net	—	9.5
Other assets and deferred charges	—	0.7
Total assets (1)	$0.9	$93.0

Liabilities of Discontinued Operations:
Accounts payable	$2.8	$39.3
Other current liabilities	3.2	11.8
Total current liabilities	6.0	51.1
Other liabilities	—	2.1
Total liabilities (1)	$6.0	$53.2
(1) In connection with the sale of the speaker and receiver product line, the Company is obligated to perform certain activities to assist the buyer for a specified period of time, which are substantially complete. This results in maintaining asset and liability balances. In addition, warranty and restructuring accruals related to the speaker and receiver product line are expected to be settled in the next 12 months.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Years Ended December 31,
(in millions)	2016	2015	2014
Depreciation	$0.8	$36.3	$69.8
Amortization of intangible assets	$—	$22.5	$25.5
Additions to property, plant and equipment	$2.5	$20.5	$31.1

There were no additions to property plant and equipment included in accounts payable at December 31, 2016. Additions to property, plant and equipment included in accounts payable at December 31, 2015 and December 31, 2014 were $1.4 million and $2.3 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition

The Company made no acquisitions during the year ended December 31, 2016. On July 1, 2015, the Company completed the acquisition of Audience for a consideration per Share of $2.51 in cash and 0.13207 shares of Knowles common stock pursuant to the Agreement and Plan of Merger dated April 29, 2015.

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

The total purchase consideration of approximately $123.3 million consists of the following:

(in millions except per share amounts)
Cash consideration paid to Audience shareholders and equity award holders	$61.6
Fair value of shares of Knowles common stock issued to Audience shareholders and equity award holders	60.2
Fair value of restricted stock units assumed	1.5
Fair value of total consideration	$123.3

The table below represents the allocation of the purchase price to the net assets acquired on their estimated fair values as of July 1, 2015:

(in millions)
Goodwill	$48.0
Cash	26.5
Identified intangible assets	25.8
Inventories	10.3
Property, plant, and equipment	10.7
Other assets	19.5
Total liabilities and accruals	(17.5)
Fair value of total consideration	$123.3

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

Developed technologies acquired include Audience’s existing technologies related to improving the performance of speech-based services and enhancing audio quality for multimedia. An income approach was used to value Audience’s customer relationships and developed technologies. Using this approach, the estimated fair value was calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk adjusted rate of return. A discount rate of 27.0% was used to discount the cash flows to the present value.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Acquisition and Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information as if Audience had been acquired on January 1, 2014. The unaudited pro-forma financial information is based on historical results of operations and financial position of the Company and Audience. The pro-forma results include:

•	estimated amortization of a definite-lived developed technology intangible asset,

•	the estimated cost of the inventory step-up to fair value,

•	the estimated depreciation expense of the fixed asset step-up to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition and

•	the reclassification of Audience transaction costs from 2015 to the first quarter of 2014.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

	Years Ended December 31,
(in millions except share and per share amounts)	2015	2014
Revenue from continuing operations:
As reported	$849.6	$915.0
Pro forma	879.6	1,028.3
Earnings (loss) from continuing operations
As reported	$16.5	$119.6
Pro forma	(37.4)	36.9
Basic earnings (loss) per share from continuing operations:
As reported	$0.19	$1.41
Pro forma	(0.42)	0.42
Diluted earnings (loss) per share from continuing operations:
As reported	$0.19	$1.40
Pro forma	(0.42)	0.42

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions

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

5. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2016, the Company identified asset impairments within the MCE business segment of $0.5 million, which are primarily related to restructuring actions to focus research and development efforts on the design of new products in our core business. The Company recorded $0.3 million in the Cost of goods sold line and $0.2 million in the Selling and administrative expenses line within Knowles' Consolidated Statements of Earnings.

During the year ended December 31, 2015, the Company identified asset impairments within the MCE and SC business segments of $3.5 million and $2.1 million, respectively. These impairments are a result of restructuring actions to consolidate its manufacturing footprint and other measures to further optimize operations. The Company recorded impairments of fixed and other assets of $3.3 million in the Cost of goods sold line within Knowles' Consolidated Statements of Earnings. The Company recorded impairments of intangible assets of $1.4 million and fixed and other assets of $0.1 million in the Selling and administrative expenses line within Knowles' Consolidated Statements of Earnings. The Company also recorded $0.8 million resulting from research and development charges in the Research and development expenses line within Knowles’ Consolidated Statements of Earnings.

During the year ended December 31, 2014, the Company identified $0.2 million of fixed and other asset impairments within the MCE business segment which were recorded in the Cost of goods sold line within Knowles' Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2016	December 31, 2015
Raw materials	$64.1	$66.4
Work in progress	18.0	14.2
Finished goods	60.9	75.2
Subtotal	143.0	155.8
Less: reserves	(34.8)	(37.4)
Total	$108.2	$118.4

7. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net:

(in millions)	December 31, 2016	December 31, 2015
Land	$9.2	$11.3
Buildings and improvements	112.3	118.4
Machinery, equipment and other	464.8	479.9
Subtotal	586.3	609.6
Less: accumulated depreciation	(400.1)	(394.3)
Total	$186.2	$215.3

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2016 and 2015 are as follows:

(in millions)	Mobile Consumer Electronics	Specialty Components	Total
Balance at January 1, 2015	$729.1	$185.6	$914.7
Acquisitions (1)	47.8	—	47.8
Foreign currency translation	(36.9)	0.2	(36.7)
Balance at December 31, 2015	740.0	185.8	925.8
Allocation to discontinued operations	(18.7)	—	(18.7)
Acquisition adjustment (1)	0.2	—	0.2
Foreign currency translation	(12.8)	0.1	(12.7)
Balance at December 31, 2016	$708.7	$185.9	$894.6

(1)	Represents goodwill related to the Audience acquisition.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying value and accumulated amortization for each major class of intangible asset are as follows:

	December 31, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	19.3	42.9	14.5
Customer relationships	156.2	152.8	156.1	143.4
Unpatented technologies	92.2	73.9	92.4	68.6
Other	3.1	3.1	3.1	3.1
Total	294.7	249.3	294.8	229.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$77.4		$97.0

Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $19.6 million, $19.6 million and $17.2 million, respectively. Amortization expense is primarily recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
2017	$11.4
2018	11.4
2019	9.8
2020	4.4
2021	1.8

9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2016	December 31, 2015
Warranty	$2.0	$1.9
Restructuring and exit costs	3.6	8.7
Accrued short term capital leases	2.4	3.3
Hedging liability	3.6	1.1
Sales volume rebates	3.2	3.2
Other (1)	11.2	17.7
Total	$26.0	$35.9
(1) Represents accrued taxes other than income taxes, accrued insurance, accrued commissions (non-employee) and other miscellaneous accruals, none of which are individually significant.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the major components of other liabilities:

(in millions)	December 31, 2016	December 31, 2015
Deferred compensation, principally defined benefit plans	$18.7	$16.5
Unrecognized tax benefits	4.9	5.7
Long term capital leases	13.2	15.4
Restructuring and exit	0.2	0.1
Other	4.4	5.8
Total	$41.4	$43.5

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Beginning Balance, January 1	$1.9	$13.9
Provision for warranties	2.4	0.5
Settlements made (1)	(2.5)	(12.5)
Other adjustments, including currency translation	0.2	—
Ending balance, December 31	$2.0	$1.9
(1) The decrease in settlements made during the year ended December 31, 2016 is primarily driven by the settlement during the year ended December 31, 2015 of the 2014 low level defect on one new version of the MEMs microphone.

10. Restructuring and Related Activities

During the year ended December 31, 2016, the Company recorded restructuring charges of $11.8 million, primarily for actions associated with the integration of Audience, which is reported as part of the MCE reportable segment, and the lowering of operating expenses. These actions were substantially completed as of December 31, 2016. In addition, the Company recorded residual charges related to the transfer of the capacitor business into lower-cost Asian manufacturing facilities, which is reported as part of the SC reportable segment. This included severance pay and benefits of $9.2 million and contract termination costs of $2.6 million, of which $1.5 million were classified as Cost of goods sold and $10.3 million were classified as Operating expenses.

During the year ended December 31, 2015, the Company recorded restructuring charges of $9.5 million resulting from its acquisition of Audience, which is reported as part of the MCE reportable segment. This included severance pay and benefits of $9.0 million and contract termination costs of $0.5 million. All charges were classified as Operating expenses.

The Company also recorded restructuring charges during 2015 related to other actions, which included expenses related to previously announced plans to consolidate its manufacturing footprint, reduce headcount and other measures to further optimize operations. During the year ended December 31, 2015, the Company recorded restructuring charges of $4.8 million, which included $4.4 million related to severance pay and benefits and $0.4 million related to contract terminations and other costs, of which $2.7 million were classified as Cost of goods sold and $2.1 million were classified as Operating expenses.

During the year ended December 31, 2014, the Company recorded restructuring charges of $7.6 million, primarily resulting from the transfer of the hearing health business into lower-cost Asian manufacturing facilities, as part of the SC reportable segment. This included severance pay and benefits of $6.9 million and contract terminations costs of $0.7 million, of which $7.7 million were classified as Cost of goods sold and credits of $0.1 million were classified as Operating expenses.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2016	2015	2014
Mobile Consumer Electronics	$7.1	$11.2	$—
Specialty Components	3.1	2.5	7.6
Corporate	1.6	0.6	—
Total	$11.8	$14.3	$7.6

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2014	$3.6	$0.5	$4.1
Restructuring charges	6.9	0.7	7.6
Payments	(3.8)	(0.3)	(4.1)
Other, including foreign currency	—	(0.4)	(0.4)
Balance at December 31, 2014	$6.7	$0.5	$7.2
Restructuring charges	13.4	0.9	14.3
Payments	(12.0)	(0.2)	(12.2)
Other, including foreign currency	(0.4)	(0.1)	(0.5)
Balance at December 31, 2015	$7.7	$1.1	$8.8
Restructuring charges	9.2	2.6	11.8
Payments	(13.5)	(3.3)	(16.8)
Balance at December 31, 2016	$3.4	$0.4	$3.8

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheets:

(in millions)	December 31, 2016	December 31, 2015
Other accrued expenses	$3.6	$8.7
Other liabilities (1)	0.2	0.1
Total	$3.8	$8.8
(1) This represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

11. Hedging Transactions and Derivative Instruments

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2016 and December 31, 2015, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $75.4 million and $46.1 million, respectively.

To manage its exposure to market risk for changes in interest rates based on the structure of its Credit Facilities, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments that began in January 2016 and ends in July 2018. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2016, the Company held no open positions related to economic hedges and held positions with a notional value of $0.8 million at December 31, 2015.

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

Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair values of its derivatives based on standard valuation models or observable market inputs such as quoted market prices, foreign currency exchange rates or interest rates; therefore, the Company classifies the derivatives within Level 2 of the valuation hierarchy.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2016 and 2015 and the balance sheet lines to which they are recorded:

(in millions)
Hedge Type	Balance Sheet Line Item	December 31, 2016	December 31, 2015
Cash flow hedges	Other accrued expenses	$3.6	$1.1
Cash flow hedges	Other liabilities	0.2	0.6
Economic hedges	Other accrued expenses	—	0.1

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

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded $3.2 million and $1.6 million of losses to AOCI on the Company’s Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following losses were recorded for the twelve month periods ended December 31, 2016, 2015, and 2014:

(in millions)		Years Ended December 31,
Hedge Type	Income Statement Line	2016	2015	2014
Economic Hedges	Other (income) expense, net	$2.0	$(0.8)	$—

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the twelve month period ended December 31, 2016, 2015 and 2014. Knowles includes the gain/loss on the cash flow hedges in Other (income) expense, net as follows:

(in millions)		Years Ended December 31,
Hedge Type	Income Statement Line	2016	2015	2014
Cash flow hedges	Other (income) expense, net	$1.0	$—	$—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	December 31, 2016	December 31, 2015
3.25% Convertible Senior Notes	$135.1	$—
Term loan and revolving credit facility	163.1	428.8
Total	298.2	428.8
Less: current maturities	9.7	29.6
Total long-term debt	$288.5	$399.2

Total debt principal payments over the next five years are as follows:

(in millions)	2017	2018	2019	2020	2021
Debt principal payments (1)	$10.8	$14.4	$138.3	$—	$172.5
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes ("Notes") or the revolving credit facility until maturities in November 2021 and January 2019, respectively.

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021, unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year and commenced on November 1, 2016.

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

Prior to the close of business on the business day immediately preceding August 1, 2021, the Notes will be convertible only under the following circumstances:

●
during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

●
during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or upon the occurrence of specified corporate events.

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of December 31, 2016, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of $36.6 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of $29.9 million representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, $5.0 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.3 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.5 million on a portion of the equity component transaction costs which are deductible for tax purposes and immediately recorded a valuation allowance against this deferred tax asset.

The Notes consist of the following:

(in millions)	December 31, 2016
Liability component:
Principal	$172.5
Less: debt issuance costs, debt discount, net of amortization	(37.4)
Total	135.1
Less: current maturities(1)	(0.9)
Long-term portion	$136.0

Equity component (2)	$29.9
(1) No short-term principal with $0.9 million of short-term debt issuance costs.
(2) Recorded in the consolidated balance sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at December 31, 2016 was $202.6 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day of 2016.
The following table sets forth total interest expense recognized related to the Notes:

Year Ended December 31,
(in millions)	2016
3.25% coupon	$3.7
Amortization of debt issuance costs	0.6
Amortization of debt discount	3.6
Total	$7.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions (the “Note Hedges”) with respect to its common stock. In the second quarter of 2016, the Company paid an aggregate amount of $44.5 million for the Note Hedges. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are intended to offset the potential dilution upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes in the event that the market value per share of the Company's common stock, as measured under the Note Hedges, is greater than the strike price of $18.4250. This strike price corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The Note Hedges are separate transactions entered into by the Company, and are not part of the Notes or the Warrants, and have been accounted for as part of additional paid-in capital. Holders of the Notes do not have any rights with respect to the Note Hedges.

Warrants

In addition to the Note Hedges, in the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants (the “Warrants”) to acquire shares of the Company's common stock at a strike price of $21.1050 per share. The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. If the market price per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the shares issued and sold pursuant to the Warrants could have a dilutive effect on the Company's common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are separate transactions entered into by the Company, and are not part of the Notes or the Note Hedges, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedges do not have any rights with respect to the Warrants.

Term Loan and Revolving Credit Facility

Term loan and revolving credit facility borrowings consist of the following:

(in millions)	December 31, 2016	December 31, 2015
Term loan due January 2019	$118.5	$285.0
$300.0 million revolving credit facility due January 2019	45.0	145.0
Less: debt issuance costs, net of amortization	(0.4)	(1.2)
Total	163.1	428.8
Less: current maturities (1)	10.6	29.6
Long-term portion	$152.5	$399.2
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 ("the Leverage Ratio") and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At December 31, 2016, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

On January 27, 2014, the Company entered into a $200.0 million five-year senior secured revolving credit facility, as well as a $300.0 million five-year senior secured term loan facility pursuant to the Original Credit Agreement. In connection with the Separation from Dover, the Company incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to Dover immediately prior to the Separation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 19, 2015, the Company entered into a second amendment to its Credit Facilities in which it amended the definition of “change in control” to allow the incumbent board to approve a slate of directors.

On February 9, 2016, the Company entered into a third amendment to its Credit Facilities. The third amendment, among other things, amended the definition of “Consolidated EBITDA” in the Credit Facilities to allow adjustments for (i) the amount by which consolidated net income has been reduced by net losses attributable to the "Speaker and Receiver Discontinued Operations" (defined as the operations (including assets held for sale) comprising the speaker and receiver product line) for any fiscal quarter ended on or prior to December 31, 2016 and (ii) cash costs and expenses incurred in connection with the Speaker and Receiver Discontinued Operations on or prior to March 31, 2017, with an aggregate cap on adjustments attributable to such cash costs and expenses of $45.0 million; provided that, in each case, such adjustments to Consolidated EBITDA attributable to the Speaker and Receiver Discontinued Operations are disregarded in calculating the Leverage Ratio for purposes of determining the Applicable Rate (as defined in the Credit Facilities). The third amendment also includes permanent reduction by the Company of the aggregate revolving commitment under the Credit Facilities from $350.0 million to $300.0 million.

On April 27, 2016, the Company entered into a fourth amendment to its Credit Facilities in connection with the Company's offering of the Notes. The fourth amendment, among other things (i) added language to permit the Company to execute the offering of the Notes and the related transactions, (ii) amended the requirement of the Leverage Ratio for it not to exceed 3.75 to 1.0 (previously 3.25 to 1.0) and (iii) added a definition for the Senior Secured Leverage Ratio and set a requirement for it not to exceed 3.25 to 1.0.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate on the Company's borrowings under the Credit Facilities was 3.23% and 2.32% for the years ended December 31, 2016 and 2015, respectively. The weighted-average interest rate on the Company's borrowings under the Credit Facilities for the year ended December 31, 2016 includes interest expense related to the monthly interest rate swap settlements. The weighted-average commitment fee on the revolving line of credit was 0.39% and 0.38% for the years ended December 31, 2016 and 2015, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense and interest income for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Interest expense(1)	$20.5	$12.8	$6.7
Interest income	(0.1)	(0.1)	(0.1)
Interest expense, net	$20.4	$12.7	$6.6
(1) The Company wrote off $0.7 million of debt issuance costs to interest expense in connection with the third amendment to its Credit Facilities effective on February 9, 2016.

See Note 11. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

13. Income Taxes

The components of earnings before income taxes were:

	Years Ended December 31,
(in millions)	2016	2015	2014
Domestic	$(60.5)	$(66.9)	$(5.8)
Foreign	91.3	89.5	138.3
Total earnings before income taxes	$30.8	$22.6	$132.5

Income tax expense for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	Years Ended December 31,
(in millions)	2016	2015	2014
Current:
U.S. Federal	$—	$1.9	$2.9
State and local	0.1	—	0.2
Foreign	10.1	12.7	22.3
Total current tax expense	10.2	14.6	25.4
Deferred:
U.S. Federal	$0.9	$(3.3)	$(10.4)
State and local	0.2	(0.1)	(0.1)
Foreign	0.4	(5.1)	(2.0)
Total deferred tax expense (benefit)	1.5	(8.5)	(12.5)
Total income tax expense	$11.7	$6.1	$12.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.0%	(6.8)%	(0.3)%
Foreign operations tax effect	(28.0)%	(42.6)%	(10.7)%
Research & experimentation tax credits	(6.0)%	(11.3)%	(1.6)%
Valuation allowance	74.6%	103.1%	(0.1)%
Tax contingencies	(0.5)%	(2.1)%	0.6%
Tax holiday	(58.6)%	(79.9)%	(19.0)%
Foreign taxes	6.8%	12.7%	1.3%
Non-deductible transaction costs	—%	5.3%	—%
Stock based compensation	8.8%	4.3%	—%
Other, principally non-tax deductible items	4.7%	8.7%	2.6%
Prior period items	0.2%	0.6%	2.0%
Effective income tax rate	38.0%	27.0%	9.8%

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. These tax holidays are subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. During 2016, the Company applied for and received final approval to modify the terms of its main tax holiday in Malaysia, reducing the rate to 7.2% versus the statutory rate of 24.0%, effective January 1, 2017 through December 31, 2021. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The continuing operations benefit of these incentives for the years ending December 31, 2016, 2015 and 2014 is estimated to be $17.5 million, $17.7 million and $22.7 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the years ending December 31, 2016, 2015 and 2014 was $0.20, $0.20 and $0.27, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2016	December 31, 2015
Deferred tax assets:
Accrued compensation, principally post-retirement and other employee benefits	$19.0	$16.2
Accrued expenses, principally for state income taxes, interest and warranty	6.5	5.0
Net operating loss and other carryforwards	148.2	123.4
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	7.5	6.8
Convertible Note Hedges	14.6	—
Plant and equipment, principally due to differences in depreciation	4.4	6.5
Total gross deferred tax assets	200.2	157.9
Valuation allowance	(161.3)	(127.4)
Total deferred tax assets	$38.9	$30.5

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(27.3)	$(30.1)
Debt discount on convertible notes	(11.6)	—
Other liabilities	(6.7)	(2.5)
Total gross deferred tax liabilities	(45.6)	(32.6)
Net deferred tax liability	$(6.7)	$(2.1)

Classified as follows in the consolidated balance sheets:
Other assets and deferred charges (non-current deferred tax assets) (1)	$15.0	$16.3
Deferred income taxes (non-current deferred tax liabilities) (1)	(21.7)	(18.4)
Net deferred tax liability	$(6.7)	$(2.1)
(1) The Company adopted ASU 2015-17 on a prospective basis effective December 31, 2015. See Note 1. Summary of Significant Accounting Policies for additional information regarding ASU 2015-17.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of its deferred taxes to determine whether it is more likely than not that some or all of its deferred tax assets will be realized. The Company recorded valuation allowances of $161.3 million and $127.4 million at December 31, 2016 and 2015, respectively, against deferred assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. The Company recorded a $1.6 million valuation allowance related to a change in judgment regarding the realizability of the beginning of the year deferred tax assets in the United Kingdom as of December 31, 2016. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset is considered realizable, however, it could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present, requiring that additional weight be given to subjective evidence such as our projections for growth.

At December 31, 2016, the Company had $128.0 million of domestic Federal net operating losses that are available, of which $1.1 million will expire with in the next 5 years, $15.8 million will expire in the next 5 to 10 years and $111.1 million will expire in the next 10 to 20 years. There are $99.2 million of domestic State net operating losses that are available between 2017 and 2036. There are $310.0 million of non-U.S. net operating loss carryforwards, of which $2.7 million will expire in the next 5 to 10 years and $307.3 million can be carried forward indefinitely.

The Company has $11.6 million of U.S. federal research and development credits that begin to expire in 2020 and $1.4 million of foreign tax credits that begin to expire in 2024. In addition, the Company has $11.6 million of state credits, of which $1.4 million will expire between 2017 and 2031 if unused and $10.2 million can be carried forward indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not provided for U.S. federal income taxes on the undistributed earnings of its international subsidiaries totaling approximately $1.6 billion at December 31, 2016, because such earnings are reinvested in foreign jurisdictions, and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recorded potential interest expense of $0.3 million, nil and $0.6 million, respectively. Total accrued interest at December 31, 2016, 2015 and 2014 was $1.4 million, $1.3 million and $1.3 million, respectively, and was included in other liabilities.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2013, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2011, the Company’s Malaysian subsidiaries are no longer subject to examination. It is reasonably possible that the gross amount of unrecognized tax benefits will decrease by $1.3 million during the next twelve months. Included in the balance of total unrecognized tax benefits at December 31, 2016 are potential benefits of $3.4 million, which if recognized, would affect the effective rate on income from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired U.S. attributes.

Unrecognized tax benefits at January 1, 2014	$5.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(1.3)
Unrecognized tax benefits at December 31, 2014	$5.0
Reductions for tax positions due to lapsed statutes of limitations	(0.6)
Additions for acquisitions	8.4
Unrecognized tax benefits at December 31, 2015	$12.8
Reductions for tax positions due to lapsed statutes of limitations	(1.0)
Unrecognized tax benefits at December 31, 2016	$11.8

14. Equity Incentive Program

The following table summarizes the compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2016	2015	2014
Pre-tax stock-based compensation expense	$21.5	$15.2	$8.6
Tax benefit	—	—	(3.0)
Total stock-based compensation expense, net of tax	$21.5	$15.2	$5.6

For 2016, stock-based compensation expense of $15.3 million was classified in Selling and administrative expenses, $4.7 million in Research and development expenses and $1.5 million in Cost of goods sold. For 2015, stock-based compensation expense of $12.0 million was classified in Selling and administrative expenses, $2.0 million in Research and development expenses and $1.2 million in Cost of goods sold. For 2014, stock-based compensation expense of $7.5 million was classified in Selling and administrative expenses, $0.8 million in Cost of goods sold and $0.3 million in Research and development expenses.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Separation, Knowles employees participated in our Former Parent's incentive stock program. Stock-based compensation expense was allocated to Knowles based on the portion of our Former Parent's equity incentive program in which Knowles employees participated. Adopted in connection with the Separation, Knowles' Equity and Cash Incentive Plan provides for the assumption of certain awards granted under our Former Parent's equity incentive program and authorizes the grant of several different forms of benefits, including stock options, restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSARs").

In connection with the Separation, equity awards previously granted by our Former Parent to employees of the Company were converted to Knowles equity awards under the Company's Equity and Cash Incentive Plan. In general, each award is subject to the same terms and conditions as were in effect prior to the Separation, except that our Former Parent's performance shares converted to time-based RSUs. In addition, the Company made a grant comprised of both stock options and time-based RSUs that will vest 50% on the third and fourth anniversaries from the date of the grant. The Company also made grants of both stock options and time-based RSUs that will vest evenly over each of the first three years following the date of the grant. Lastly, the independent directors received a grant of Company shares that vested immediately in March 2014 and an annual grant for their service during the year ended December 31, 2014, receipt of which was deferred by some of the recipients. The Company has elected to use the straight-line method to attribute the expense over the service period of the awards.

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

	Knowles Grants
	2016			2015			2014
Risk-free interest rate	1.04%	to	1.25%	1.24%	to	1.50%	1.32%	to	1.70%
Dividend yield	—%			—%			—%
Expected life (years)	4.5			4.5			4.5	to	5.3
Volatility	37.0%	to	39.6%	39.8%	to	42.4%	42.9%	to	49.9%
Fair value at date of grant	$3.76	to	$4.83	$5.94	to	$6.88	$7.99	to	$13.50

Knowles' assumptions were utilized for grants made on or after February 28, 2014. The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, stage of life and with similar market capitalization since there is not sufficient historical volatility data for Knowles common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The Company does not currently anticipate paying dividends over the expected term.

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

The following table summarizes the Company's SSAR and stock option activity for the year ended December 31, 2016 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions except share and per share amounts)
Outstanding at December 31, 2015	1,013,780	$20.92			3,165,556	$22.58
Granted	—	—			2,038,013	11.20
Exercised	(56,707)	14.50			—	—
Forfeited	—	—			(410,959)	18.15
Expired	(58,355)	$22.06			(108,493)	$22.22
Outstanding at December 31, 2016	898,718	$21.25	$0.5	4.9	4,684,117	$18.03	$10.4	5.5

Exercisable at December 31, 2016	898,718	$21.25	$0.5	4.9	938,890	$22.67	$—	5.0

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2016 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money stock options.

Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2016 was $12.0 million. This cost is expected to be recognized over a weighted-average period of 1.2 years. There was no unrecognized compensation expense related to SSARs at December 31, 2016.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2016	2015	2014
SSARs
Fair value of SSARs that are exercisable	$1.9	$0.6	$1.1
Aggregate intrinsic value of SSARs exercised	$0.1	$0.1	$0.1

Stock Options
Cash received by Knowles for exercise of stock options	$—	$—	$0.1
Aggregate intrinsic value of options exercised	$—	$—	$0.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes the Company's RSU balances for the year ended December 31, 2016:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2015	1,079,994	$24.41
Granted	1,685,512	12.17
Vested	(415,905)	19.81
Forfeited	(274,603)	15.81
Unvested at December 31, 2016	2,074,998	$14.94

At December 31, 2016, $19.5 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

15. Commitments and Contingent Liabilities

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2015, the parties reached an agreement-in-principle providing for the settlement of the litigation on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the litigation have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Audience agreed to make certain supplemental and amended disclosures in its statement in support of the acquisition filed with the Securities and Exchange Commission. Notices summarizing the terms of the settlement had been circulated to Audience shareholders and on July 29, 2016 the court entered a final order approving the settlement and awarded attorney's settlement and fees to the plaintiffs in the amount of $0.4 million. The Company paid the fees of $0.4 million in August 2016.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal reserves were not significant at December 31, 2016 and 2015.

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $8.7 million, $11.1 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Contingent rentals under the operating leases were not significant.

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

The aggregate future minimum lease payments for capital leases, operating leases and rental commitments as of December 31, 2016 are as follows:

(in millions)	Capital Leases	Operating Leases
2017	$2.3	$9.4
2018	2.3	8.8
2019	2.3	8.5
2020	2.3	8.1
2021	2.3	8.0
2022 and thereafter	7.1	26.3
Total	$18.6	$69.1

16. Employee Benefit Plans

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

Dover provided a defined contribution plan to its eligible U.S. employees and retirees in which Knowles employees participated. Knowles adopted its own defined contribution plan effective January 1, 2014. The Company's expense relating to defined contribution plans was $6.9 million, $5.7 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Knowles sponsors three defined benefit pension plans to certain non-U.S. employees (two in the United Kingdom and one in Taiwan). All three plans are closed to new participants; however, all active participants in these plans continue to accrue benefits. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements.

The Company does not have any other post-retirement employee benefit plans other than those plans mentioned above.

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's three defined benefit plans for non-U.S. participants at December 31, 2016 and 2015.

	December 31,
(in millions)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$51.0	$55.2
Benefits earned during the year	0.2	0.2
Interest cost	1.6	2.0
Benefits paid	(1.7)	(2.5)
Actuarial gain (loss)	10.1	(1.2)
Settlement and curtailment gains	(0.2)	(0.3)
Currency translation and other	(8.6)	(2.4)
Benefit obligation at end of year	52.4	51.0
Change in plan assets:
Fair value of plan assets at beginning of year	45.1	45.9
Actual return on plan assets	6.7	0.7
Company contributions	1.7	3.3
Benefits paid	(1.7)	(2.5)
Settlements and curtailments	(0.2)	(0.3)
Currency translation and other	(7.8)	(2.0)
Fair value of plan assets at end of year	43.8	45.1
Funded status	$(8.6)	$(5.9)

Amounts recognized in the balance sheets consist of:
Other assets and deferred charges	$—	$0.4
Other liabilities	(8.6)	(6.3)
Funded status	$(8.6)	$(5.9)

Accumulated Other Comprehensive Loss:
Net actuarial losses	$20.1	$14.7
Deferred taxes	(3.6)	(3.5)
Total Accumulated Other Comprehensive Loss, net of tax	16.5	11.2
Net amount recognized at December 31,	$7.9	$5.3

Accumulated benefit obligations	$51.3	$49.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2016 and 2015:

	December 31,
(in millions)	2016	2015
Projected benefit obligation	$32.6	$31.3
Accumulated benefit obligation	31.9	30.3
Fair value of plan assets	24.2	25.0

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

	Non-U.S. Plans
	Years Ended December 31,
(in millions)	2016	2015	2014
Service cost	$0.2	$0.2	$0.2
Interest cost	1.6	2.0	2.3
Expected return on plan assets	(2.4)	(2.9)	(2.9)
Amortization of recognized actuarial loss	0.3	0.4	0.2
Settlement and curtailment loss	—	0.1	0.1
Total net periodic benefit cost	$(0.3)	$(0.2)	$(0.1)

The Company expects to amortize an actuarial loss of $0.5 million from accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2017.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s three defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

The assumptions used in determining the benefit obligations were as follows:

	Non-U.S. Plans
	December 31,
	2016	2015
Discount rate
Taiwan	1.50%	1.10%
United Kingdom	2.65%	3.90%
Weighted average	2.60%	3.75%
Average wage increase
Taiwan	4.00%	4.00%
United Kingdom	4.60%	4.25%
Weighted average	4.55%	4.22%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in determining the net periodic benefit cost were as follows:

	Years Ended December 31,
	2016	2015	2014
Discount rate
Taiwan	1.10%	2.00%	2.00%
United Kingdom	3.90%	3.75%	4.50%
Weighted average	3.72%	3.66%	4.40%
Average wage increase
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.25%	4.25%	4.40%
Weighted average	4.16%	4.23%	4.38%
Expected return on plan assets
Taiwan	1.50%	1.50%	2.00%
United Kingdom	6.50%	6.53%	6.51%
Weighted average	6.42%	6.38%	6.35%

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - Unobservable inputs for which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.3	$9.7	$—	$13.0	$1.1	$13.5	$—	$14.6
Common stock funds	2.3	16.4	—	18.7	2.7	20.0	—	22.7
Cash and equivalents	0.6	2.9	—	3.5	0.3	0.8	—	1.1
Other	1.6	7.0	—	8.6	1.7	5.0	—	6.7
Total	$7.8	$36.0	$—	$43.8	$5.8	$39.3	$—	$45.1

There were no significant transfers between Level 1 and Level 2 assets during the year ended December 31, 2016 or 2015.

Fixed income investments include government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Common stock funds consist of mutual funds and collective trusts. Mutual funds are valued by obtaining quoted prices from nationally recognized securities exchanges. Collective trusts are valued using Net Asset Value (the "NAV") as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund minus its liabilities and then divided by the number of shares outstanding. The value of the underlying assets is based on quoted prices in active markets.

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

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)	Non-U.S. Plans
2017	$1.3
2018	1.3
2019	1.4
2020	1.5
2021	1.6
2022-2026	9.4

Contributions

Generally, annual contributions are made at such times and in amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.3 million during the year ended December 31, 2017 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-qualified Supplemental Retirement Plan

In connection with the Separation from Dover on February 28, 2014, Dover transferred an unfunded non-qualified supplemental retirement plan liability to Knowles. The net amount recognized on the balance sheet at December 31, 2016 is shown in the table below:

(in millions)	December 31, 2016
Accrued compensation and employee benefits	$(0.2)
Other liabilities	(1.6)
Total Accumulated Other Comprehensive Loss, net of tax	0.2
Net amount recognized at December 31, 2016	$(1.6)

The actuarial loss arising during the year ended December 31, 2016 was $0.1 million ($0.1 million net of tax). The amortization of actuarial losses included in net periodic pension cost during the year ended December 31, 2016 was $0.2 million ($0.1 million net of tax).

17. Other Comprehensive Loss

The amounts recognized in other comprehensive loss were as follows:

	Year Ended
	December 31, 2016
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$0.8	$—	$0.8
Employee benefit plans	(5.0)	(0.1)	(5.1)
Changes in fair value of cash flow hedges	(2.2)	0.6	(1.6)
Total other comprehensive loss	$(6.4)	$0.5	$(5.9)

	Year Ended
	December 31, 2015
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(71.7)	$—	$(71.7)
Employee benefit plans	0.2	—	0.2
Changes in fair value of cash flow hedges	(1.4)	—	(1.4)
Total other comprehensive loss	$(72.9)	$—	$(72.9)

	Year Ended
	December 31, 2014
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(78.6)	$—	$(78.6)
Employee benefit plans	(4.4)	0.9	(3.5)
Changes in fair value of cash flow hedges	(0.3)	0.1	(0.2)
Total other comprehensive loss	$(83.3)	$1.0	$(82.3)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2016 and 2015.

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2014	$(0.2)	$(11.7)	$(41.4)	$(53.3)
Other comprehensive loss	(1.4)	0.2	(71.7)	(72.9)
Balance at December 31, 2015	(1.6)	(11.5)	(113.1)	(126.2)
Other comprehensive loss	(1.6)	(5.1)	0.8	(5.9)
Balance at December 31, 2016	$(3.2)	$(16.6)	$(112.3)	$(132.1)

The amounts amortized from accumulated other comprehensive loss to earnings during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses	$0.5	$0.8	$1.4
Tax benefit	—	—	(0.4)
Net of tax	$0.5	$0.8	$1.0

Cash flow hedges:
Net losses reclassified into earnings	$1.0	$—	$—
Tax benefit	(0.1)	—	—
Net of tax	$0.9	$—	$—

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both Selling and administrative expenses and Cost of goods sold, depending on the functional area of the underlying employees included in the plans.

18. Segment Information

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

•	MCE designs and manufactures innovative acoustic products, including microphones and audio processing technologies used in mobile handsets, wearables and other consumer electronic devices.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Revenue:
Mobile Consumer Electronics	$439.8	$421.7	$457.8
Specialty Components	419.5	427.9	457.2
Total consolidated revenue	$859.3	$849.6	$915.0

Earnings from continuing operations before interest and income taxes:
Mobile Consumer Electronics	$29.0	$30.6	$113.0
Specialty Components	74.2	61.0	69.5
Total segments	103.2	91.6	182.5
Corporate expense / other	52.0	56.3	43.4
Interest expense, net	20.4	12.7	6.6
Earnings from continuing operations before interest and income taxes	30.8	22.6	132.5
Provision for income taxes	11.7	6.1	12.9
Earnings from continuing operations	$19.1	$16.5	$119.6

Depreciation and amortization:
Mobile Consumer Electronics	$48.7	$49.0	$48.5
Specialty Components	21.0	25.1	24.8
Corporate	3.3	2.7	2.1
Total	$73.0	$76.8	$75.4

Capital expenditures:
Mobile Consumer Electronics	$23.7	$22.9	$39.9
Specialty Components	9.7	19.9	16.6
Corporate	0.8	5.6	4.7
Total	$34.2	$48.4	$61.2

Research and development:
Mobile Consumer Electronics	$72.5	$64.6	$36.2
Specialty Components	27.9	28.2	27.9
Corporate	0.1	—	—
Total	$100.5	$92.8	$64.1

Information regarding the Company's reportable segments:

	Total Assets
	As of December 31,
(in millions)	2016	2015
Mobile Consumer Electronics	$976.4	$1,059.0
Specialty Components	535.7	542.7
Corporate / eliminations	2.1	1.8
Discontinued operations	0.9	93.0
Total	$1,515.1	$1,696.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
(in millions)	2016	2015	2014	2016	2015
Asia	$626.1	$602.1	$671.8	$130.6	$150.4
United States	121.8	135.9	123.9	44.4	51.2
Europe	96.6	97.5	105.0	11.2	13.7
Other Americas	7.1	7.6	9.6	—	—
Other	7.7	6.5	4.7	—	—
Total	$859.3	$849.6	$915.0	$186.2	$215.3

For the year ended December 31, 2016, revenues from two customers, Apple and Samsung of the MCE segment represented approximately 33.9% and 20.0%, respectively, of total segment revenues. For the year ended December 31, 2015, revenues from two customers, Apple and Samsung of the MCE segment represented approximately 37.7% and 19.4%, respectively, of total segment revenues. For the year ended December 31, 2014, revenues from two customers, Apple and Samsung of the MCE segment represented approximately 31.3% and 29.7%, respectively, of total segment revenues.

For the years ended December 31, 2016, 2015 and 2014, no single customer represented 10% or more of SC segment revenues.

Prospective Change

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, in January 2017 the Company will report two segments as follows:

•	Audio - Transducer products used in hearing health and premium headset applications will be moved from the SC segment to the new Audio segment which will also include the historical MCE segment.

•	Precision Devices - Oscillator and capacitor products formerly in the SC segment will be included in the Precision Devices segment.

Reporting under this new structure will begin in the first quarter of 2017 with historical financial segment information restated to conform to the new segment presentation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Earnings per Share

Basic and diluted earnings per share was computed as follows:

	Years Ended December 31,
(in millions except share and per share amounts)	2016 (1)	2015 (1)(2)	2014 (1)(2)
Earnings from continuing operations	$19.1	$16.5	$119.6
Loss from discontinued operations, net	$(61.4)	$(250.3)	$(206.6)
Net loss	$(42.3)	$(233.8)	$(87.0)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.22	$0.19	$1.41
Loss from discontinued operations, net	$(0.70)	$(2.88)	$(2.43)
Net loss	$(0.48)	$(2.69)	$(1.02)

Weighted average shares outstanding	88,667,098	86,802,828	85,046,042

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.21	$0.19	$1.40
Loss from discontinued operations, net	$(0.68)	$(2.88)	$(2.42)
Net loss	$(0.47)	$(2.69)	$(1.02)

Diluted weighted-average shares outstanding	89,182,967	86,992,254	85,292,959

(1) For the years ended December 31, 2016, 2015 and 2014, the weighted-average number of anti-dilutive potential common shares excluded from the calculation of diluted earnings per share above was 5,080,023, 3,357,320 and 1,487,496, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Data (Unaudited)

(in millions except per share amounts)			Continuing Operations			Net Earnings (Loss)
Quarter	Revenues	Gross Profit	Earnings (Loss)	Per Share - Basic (1)	Per Share - Diluted (1)	Earnings (Loss)	Per Share - Basic (1)	Per Share - Diluted (1)
2016
First	$185.3	$66.8	$(12.5)	$(0.14)	$(0.14)	$(29.4)	$(0.33)	$(0.33)
Second	190.3	72.9	(6.8)	(0.08)	(0.08)	(24.6)	(0.28)	(0.28)
Third	243.1	94.9	20.9	0.24	0.24	(7.6)	(0.08)	(0.08)
Fourth	240.6	94.0	17.5	0.20	0.19	19.3	0.21	0.22

2015
First	$186.6	$62.5	$5.0	$0.06	$0.06	$(15.8)	$(0.19)	$(0.19)
Second	192.8	71.4	13.3	0.16	0.16	(16.1)	(0.19)	(0.19)
Third	246.7	97.3	4.8	0.05	0.05	(14.9)	(0.17)	(0.17)
Fourth	223.5	81.1	(6.6)	(0.07)	(0.07)	(187.0)	(2.11)	(2.11)

(1) The summation of the quarterly basic and diluted earnings (loss) per share from continuing operations for the year ending December 31, 2015 will not agree to the year-to-date computation within the Company's Consolidated Statement of Earnings as a result of the impact of the stock issuance related to the Audience acquisition in 2015 and the respective quarterly net loss. See Note 3. Acquisition for additional information regarding the acquisition.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$1.8	—	(0.1)	1.7
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$0.8	1.1	(0.1)	1.8
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$1.7	(0.8)	(0.1)	0.8
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2016
Deferred Tax Valuation Allowance	$127.4	33.9	—	161.3
Year Ended December 31, 2015
Deferred Tax Valuation Allowance	$48.9	78.5	—	127.4
Year Ended December 31, 2014
Deferred Tax Valuation Allowance	$71.5	48.9	(71.5)	48.9

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this annual report.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the Proxy Statement for its 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2017 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.knowles.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2017 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2017 Proxy Statement and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs and stock options and shares available for future issuance under these plans as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	1,452,256	$13.29	8,597,022
Equity compensation plans not approved by stockholders	—	—	—
Total	1,452,256	$13.29	8,597,022

(1)
Column (a) consists of shares issuable pursuant to outstanding restricted stock unit, SSAR and stock option awards under the Company’s 2016 Equity and Cash Incentive Plan and 2014 Equity and Cash Incentive Plan. Restricted stock units are not reflected in the weighted-average exercise price in column (b).

(2)
Column (c) consists of shares available for future issuance under the 2016 Equity and Cash Incentive Plan. The 2016 Equity and Cash Incentive Plan provides for stock options and SSAR grants, restricted stock awards, restricted stock unit awards, unrestricted stock awards, performance share awards, cash performance awards, and deferred stock units. Shares subject to stock options and SSARs will reduce the shares available for awards under the 2016 Equity and Cash Incentive Plan by one share for every one share granted. Performance share awards, restricted stock, unrestricted stock, restricted stock units that are settled in shares of common stock, and deferred stock units will reduce the shares available for awards under the 2016 Equity and Cash Incentive Plan by 1.75 shares for every one share awarded. Cash performance awards do not count against the pool of available shares. The number of shares earned when an award is exercised, vests or is paid out will count against the pool of available shares, including shares withheld to pay taxes or an option’s exercise price. Shares subject to an award under the 2016 Equity and Cash Incentive Plan and the 2014 Equity and Cash Incentive Plan that are canceled, terminated or forfeited or that expire will be available for reissuance under the 2016 Equity and Cash Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of Knowles common stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13, will be included in our 2017 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in our 2017 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in our 2017 Proxy Statement and is incorporated in this Item 14 by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2017
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2017
John S. Anderson
/s/ BRYAN E. MITTELMAN	Vice President, Controller (Principal Accounting Officer)	February 21, 2017
Bryan E. Mittelman
/s/ JEAN-PIERRE M. ERGAS	Chairman, Board of Directors	February 21, 2017
Jean-Pierre M. Ergas
/s/ KEITH L. BARNES	Director	February 21, 2017
Keith L. Barnes
/s/ HERMANN EUL	Director	February 21, 2017
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 21, 2017
Didier Hirsch
/s/ RONALD JANKOV	Director	February 21, 2017
Ronald Jankov
/s/ RICHARD K. LOCHRIDGE	Director	February 21, 2017
Richard K. Lochridge
/s/ DONALD MACLEOD	Director	February 21, 2017
Donald Macleod

EXHIBIT INDEX

Exhibit Number	Description
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
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Knowles Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

3.4
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
10.12
Amended and Restated Credit Agreement, dated December 31, 2014, among Knowles Corporation, Knowles Luxembourg International S.à r.l. and certain other subsidiaries of Knowles Corporation, as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 6, 2015 and incorporated herein by reference thereto

10.13
First Amendment, dated as of April 17, 2015, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 29, 2015 and incorporated herein by reference thereto

10.14
Second Amendment, dated as of November 19, 2015 to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K dated February 19, 2016 and incorporated herein by reference thereto

10.15
Third Amendment, dated as of February 9, 2016, to Amended and Restated Credit Agreement by and among Knowles Corporation and Knowles Luxembourg International S.à r.l., as borrowers, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February11, 2016 and incorporated herein by reference thereto

10.16
First Amendment, dated as of May 4, 2015, to the Knowles Corporation Senior Executive Change in Control Severance Plan filed as Exhibit 10.16 to Registrant's Current Report on Form 8-K dated May 4, 2015 and incorporated herein by reference thereto

10.17
First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan filed as Exhibit 10.17 to Registrant's Current Report on Form 10-K dated February 19, 2016 and incorporated herein by reference thereto

10.18
Fourth Amendment, dated as of April 27, 2016, to Amended and Restated Credit Agreement by and among Knowles Corporation, as borrower, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference thereto

10.19
Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.20
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.21
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.22
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.23
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.24
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.25
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated by reference herein

10.26
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.27
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.28
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.29
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.30
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.31
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated by reference herein

10.32
Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2016

10.33	Form of Restricted Stock Unit Award Agreement dated May 2, 2016, filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference thereto
10.34	Form of Stock Option Award Agreement dated May 2, 2016, filed as Exhibit 10.16 to Registrant's Quarterly report on Form 10-Q dated August 9, 2016 and incorporated herein by reference thereto.
10.35	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S
10.36	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016, filed herewith
10.37	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016, filed herewith
10.38	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016, filed herewith
10.39	Form of Stock Option Award Agreement, dated November 17, 2016, filed herewith
21.1	Subsidiaries of Knowles Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Joint Certificate of the Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Indicates the exhibit is a management contract or compensatory plan or arrangement