Form 10-Q
period 2017-03-31
Knowles Corp
filed 2017-04-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 26, 2017 was 89,234,082.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$193.7	$185.3
Cost of goods sold	121.8	117.3
Restructuring charges - cost of goods sold	4.3	1.2
Gross profit	67.6	66.8
Research and development expenses	26.2	26.1
Selling and administrative expenses	38.1	43.1
Restructuring charges	0.7	3.5
Operating expenses	65.0	72.7
Operating earnings (loss)	2.6	(5.9)
Interest expense, net	5.2	3.7
Other expense, net	2.3	0.5
Loss before income taxes and discontinued operations	(4.9)	(10.1)
(Benefit from) provision for income taxes	(0.2)	2.4
Loss from continuing operations	(4.7)	(12.5)
Earnings (loss) from discontinued operations, net	1.5	(16.9)
Net loss	$(3.2)	$(29.4)

Loss per share from continuing operations:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)

Earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.19)
Diluted	$0.01	$(0.19)

Net loss per share:
Basic	$(0.04)	$(0.33)
Diluted	$(0.04)	$(0.33)

Weighted average common shares outstanding:
Basic	88,973,503	88,536,740
Diluted	88,973,503	88,536,740

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3.2)	$(29.4)

Other comprehensive earnings (loss), net of tax
Foreign currency translation	14.7	13.9

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.6	1.7
Net losses (gains) reclassified into earnings	1.4	(0.1)
Total cash flow hedges	2.0	1.6

Other comprehensive earnings, net of tax	16.7	15.5

Comprehensive earnings (loss)	$13.5	$(13.9)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$63.3	$66.2
Receivables, net of allowances of $1.6 and $1.7	131.7	145.1
Inventories, net	117.5	108.2
Prepaid and other current assets	11.8	10.6
Total current assets	324.3	330.1
Property, plant and equipment, net	195.0	186.2
Goodwill	906.1	894.6
Intangible assets, net	77.7	77.4
Other assets and deferred charges	26.4	25.8
Assets of discontinued operations	0.8	0.9
Total assets	$1,530.3	$1,515.0

Current liabilities:
Current maturities of long-term debt	$13.2	$9.7
Accounts payable	72.4	71.8
Accrued compensation and employee benefits	24.0	34.7
Other accrued expenses	30.2	26.0
Federal and other taxes on income	7.8	6.8
Total current liabilities	147.6	149.0
Long-term debt	286.6	288.5
Deferred income taxes	20.3	21.7
Other liabilities	43.0	41.4
Liabilities of discontinued operations	5.4	6.0
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 89,233,039 and 88,737,284 shares issued at March 31, 2017 and December 31, 2016, respectively	0.9	0.9
Additional paid-in capital	1,505.3	1,499.8
Accumulated deficit	(363.4)	(360.2)
Accumulated other comprehensive loss	(115.4)	(132.1)
Total stockholders' equity	1,027.4	1,008.4
Total liabilities and stockholders' equity	$1,530.3	$1,515.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$0.9	$1,499.8	$(360.2)	$(132.1)	$1,008.4
Net loss	—	—	(3.2)	—	(3.2)
Other comprehensive earnings, net of tax	—	—	—	16.7	16.7
Stock-based compensation expense	—	6.1	—	—	6.1
Common stock issued for exercise of stock options	—	2.8	—	—	2.8
Tax on restricted stock unit vesting	—	(3.4)	—	—	(3.4)
Balance at March 31, 2017	$0.9	$1,505.3	$(363.4)	$(115.4)	$1,027.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(3.2)	$(29.4)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	15.3	21.7
Stock-based compensation	6.1	5.4
Non-cash interest expense and amortization of debt issuance costs	1.7	0.2
Loss on disposal of fixed assets	0.1	0.7
Deferred income taxes	(2.1)	0.3
Other, net	1.2	1.6
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	14.9	50.1
Inventories, net	(8.1)	(4.3)
Prepaid and other current assets	(1.0)	(3.5)
Accounts payable	(2.8)	(14.8)
Accrued compensation and employee benefits	(11.2)	(8.1)
Other accrued expenses	5.8	1.0
Accrued and deferred taxes, net	1.0	(1.0)
Other non-current assets and non-current liabilities	0.2	(0.1)
Net cash provided by operating activities	17.9	19.8

Investing Activities
Proceeds from the sale of property, plant and equipment	—	0.7
Additions to property, plant and equipment	(17.7)	(9.8)
Acquisition of business (net of cash acquired)	(2.5)	—
Net cash used in investing activities	(20.2)	(9.1)

Financing Activities
Payments under revolving credit facility	—	(20.0)
Principal payments on term loan debt	—	(7.5)
Debt issuance costs	—	(0.4)
Net proceeds from exercise of stock-based awards	2.8	—
Payments of capital lease obligations	(0.4)	(1.1)
Payment of taxes related to net share settlement of equity awards	(3.4)	(0.8)
Net cash used in financing activities	(1.0)	(29.8)

Effect of exchange rate changes on cash and cash equivalents	0.4	—

Net decrease in cash and cash equivalents	(2.9)	(19.1)
Cash and cash equivalents at beginning of period	66.2	63.3
Cash and cash equivalents at end of period	$63.3	$44.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE: KN) is a market leader and global supplier of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. Knowles uses its leading position in MEMS (micro-electro-mechanical systems) microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets and wearables. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high-end oscillators (timing devices) and capacitors. The Company's focus on its customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables the Company to deliver innovative solutions that optimize the user experience. References to “Knowles,” “the Company,” “we,” “our” and “us” refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. During the first quarter of 2017, the Company recorded a correcting entry of $1.1 million related to inventory reserves and incentive compensation accruals. These items, which decreased loss before income taxes and discontinued operations, are not material to the Consolidated Financial Statements for any impacted period.

During the first quarter of 2017, the Company adopted the Accounting Standard Updated (“ASU”) 2016-16 issued in October 2016. The ASU requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard utilizing the modified retrospective approach and recognized the cumulative effect of the change, which resulted in the Company increasing the beginning balance of the Accumulated deficit line item by $0.1 million on the Consolidated balance sheet. In addition, Other assets and deferred charges decreased by $0.1 million as a result of this adoption. Refer to Note 15. Recent Accounting Standards on the Company's consolidated balance sheet for additional details.

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, in January 2017 the Company has reported two segments as follows:

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear and Internet of Things (IoT) markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•	Precision Devices ("PD") Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering and manufacturing facilities in North America, Europe and Asia.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial reporting under this new structure is included within this report on Form 10-Q and historical financial segment information has been recast to conform to this new presentation within our financial statements.

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments through 2019, less any purchase price adjustments. This acquisition’s operations are included in the PD segment reporting. The financial results of this acquisition were included in the Company's consolidated statements of earnings, comprehensive earnings and statement of cash flows beginning January 11, 2017 and the consolidated balance sheet as of March 31, 2017.

As discussed in Note 2. Disposed and Discontinued Operations, the Company completed its sale of the speaker and receiver product line on July 7, 2016 ("speaker and receiver product line") and reclassified the speaker and receiver product line within the Audio segment to discontinued operations in the first quarter of 2016 following our announcement that we would sell the product line. In accordance with Accounting Standards Codification ("ASC") No. 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the speaker and receiver product line have been reclassified as discontinued operations for all periods presented.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at March 31, 2017 and 2016 were $2.2 million and $3.8 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Disposed and Discontinued Operations

Management and the Board of Directors conduct strategic reviews of its businesses periodically. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line. On July 7, 2016, the Company completed the sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. The Company recorded a loss of $25.6 million as a result of the sale, which included $26.9 million of loss amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The results of discontinued operations for the three months ended March 31, 2017 and 2016 reflect the net earnings (loss) of the speaker and receiver product line.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenues	$—	$20.4
Cost of goods sold	—	28.6
Restructuring charges - cost of goods sold	—	2.1
Gross loss	—	(10.3)
Research and development expenses	—	3.5
Selling and administrative expenses	(0.1)	3.2
Restructuring charges	—	0.4
Operating (income) expenses	(0.1)	7.1

Earnings (loss) from discontinued operations before taxes	0.1	(17.4)
Benefit from income taxes	(1.4)	(0.5)
Earnings (loss) from discontinued operations, net of tax	$1.5	$(16.9)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	March 31, 2017	December 31, 2016
Assets of Discontinued Operations:
Accounts receivable	$0.6	$0.6
Prepaid and other current assets	0.2	0.3
Total current assets	0.8	0.9
Total assets (1)	$0.8	$0.9

Liabilities of Discontinued Operations:
Accounts payable	$2.4	$2.8
Other current liabilities	3.0	3.2
Total current liabilities	5.4	6.0
Total liabilities (1)	$5.4	$6.0
(1) In connection with the sale of the speaker and receiver product line, the Company is obligated to perform certain activities to assist the buyer for a specified period of time, which results in maintaining asset and liability balances. In addition, warranty and restructuring accruals related to the speaker and receiver product line are expected to be settled within 12 months of the sale date.

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Three Months Ended March 31,
(in millions)	2017	2016
Depreciation	$—	$2.7
Additions to property, plant and equipment	$—	$1.4

There were no additions to property plant and equipment included in accounts payable at March 31, 2017. Additions to property, plant and equipment included in accounts payable at March 31, 2016 were $0.5 million.

3. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2017	December 31, 2016
Raw materials	$64.2	$64.1
Work in progress	20.0	18.0
Finished goods	68.1	60.9
Subtotal	152.3	143.0
Less reserves	(34.8)	(34.8)
Total	$117.5	$108.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net:

(in millions)	March 31, 2017	December 31, 2016
Land	$9.2	$9.2
Buildings and improvements	116.3	112.3
Machinery, equipment and other	487.6	464.8
Subtotal	613.1	586.3
Less accumulated depreciation	(418.1)	(400.1)
Total	$195.0	$186.2

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2017:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2016	$708.7	$185.9	$894.6
Foreign currency translation	11.6	(0.1)	11.5
Balance at March 31, 2017	$720.3	$185.8	$906.1

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	20.5	42.9	19.3
Customer Relationships	159.5	153.4	156.2	152.8
Unpatented Technologies	92.2	75.1	92.2	73.9
Other	3.1	3.1	3.1	3.1
Total	298.0	252.3	294.7	249.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$77.7		$77.4

As discussed in Note 1. Basis of Presentation, the Company completed an acquisition of certain assets of a capacitors manufacturer on January 11, 2017, for cash consideration of $4.0 million. As a result of this acquisition, the Company acquired a customer list of $3.3 million during the three months ended March 31, 2017, which is included in "Customer Relationships" in the table above. The Company will use a five year life to amortize the newly acquired customer list.

Amortization expense totaled $3.0 million and $5.6 million for the three months ended March 31, 2017 and 2016.

6. Restructuring and Related Activities

During the three months ended March 31, 2017, the Company recorded restructuring charges of $4.3 million within cost of goods sold for actions primarily associated with transferring certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. The Company expects to incur an additional $0.5 million of restructuring charges through the fourth quarter of 2017 related to this transfer. The transfer is expected to be substantially completed by the end of 2017. This was recorded as part of the Audio reportable segment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2016, the Company recorded restructuring charges of $2.8 million resulting from its acquisition of Audience, Inc., of which $0.2 million was recorded in COGS and $2.6 million was recorded in Operating expenses. These charges were reported as part of the Audio reportable segment.

Additionally, the Company recorded restructuring charges during the three months ended March 31, 2017 and 2016 related to headcount reduction initiatives in all businesses. These actions are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2017	2016
Audio	$4.7	$3.0
Precision Devices	0.2	1.3
Corporate	0.1	0.4
Total	$5.0	$4.7

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2016	$3.4	$0.4	$3.8
Restructuring charges	5.0	—	5.0
Payments	(1.1)	—	(1.1)
Balance at March 31, 2017	$7.3	$0.4	$7.7

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

(in millions)	March 31, 2017	December 31, 2016
Other accrued expenses	$7.5	$3.6
Other liabilities	0.2	0.2
Total	$7.7	$3.8

7. Hedging Transactions and Derivative Instruments

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At March 31, 2017 and December 31, 2016, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit and Philippine peso, was $56.3 million and $75.4 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To manage its exposure to market risk for changes in interest rates, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments that began in January 2016 and ends in July 2018. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in "Other expense, net" in our Consolidated Statements of Earnings. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At March 31, 2017, the notional value of the derivatives related to economic hedging was $15.6 million and the Company held no open positions related to economic hedges at December 31, 2016.

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

The Company determines the fair values of its derivatives based on standard valuation models or observable market inputs such as quoted market prices, foreign currency exchange rates or interest rates and therefore, the Company classifies the derivatives within Level 2 of the valuation hierarchy.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the fair values of derivative instruments held by the Company at March 31, 2017 and December 31, 2016 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	March 31, 2017	December 31, 2016
Cash flow hedges	Other accrued expenses	$1.6	$3.6
Cash flow hedges	Other liabilities	0.1	0.2
Economic hedges	Other accrued expenses	0.1	—

Accounting for derivatives requires that derivative instruments be recognized as either assets or liabilities at fair value. However, accounting for the gains and losses resulting from changes in fair value depends upon the use of the derivative and whether it is considered designated and qualified for hedge accounting.

For non-designated foreign currency economic hedge derivative contracts, for which the Company does not apply hedge accounting, the changes in fair value of the derivative instrument are immediately recognized in earnings within Other expense, net.

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded losses of $1.2 million and $3.2 million to AOCI on the Company’s Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following (gains) losses were recorded for the three months ended March 31, 2017 and 2016:

(in millions)		Three Months Ended March 31,
Hedge Type	Income Statement Line	2017	2016
Economic hedges	Other expense, net	$(0.3)	$0.6

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three months ended March 31, 2017 and 2016. Knowles reclassified these losses out of AOCI into Other expense, net as follows:

(in millions)		Three Months Ended March 31,
Hedge Type	Income Statement Line	2017	2016
Cash flow hedges	Other expense, net	$1.4	$0.1

8. Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	March 31, 2017	December 31, 2016
3.25% Convertible Senior Notes	$136.7	$135.1
Term loan and revolving credit facility	163.1	163.1
Total	299.8	298.2
Less: current maturities	13.2	9.7
Total long-term debt	$286.6	$288.5

Total debt principal payments over the next five years are as follows:

(in millions)	Q2 - Q4 2017	2018	2019	2020	2021
Debt principal payments (1)	$10.8	$14.4	$138.3	$—	$172.5
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and January 2019, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 each year and commenced on November 1, 2016.

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of March 31, 2017, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

In accounting for the transaction costs related to the Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $5.0 million, are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.3 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.5 million on a portion of the equity component transaction costs which are deductible for tax purposes and immediately recorded a valuation allowance against this deferred tax asset.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Notes consist of the following:

(in millions)	March 31, 2017	December 31, 2016
Liability component:
Principal	$172.5	$172.5
Less: debt issuance costs, debt discount, net of amortization	(35.8)	(37.4)
Total	136.7	135.1
Less: current maturities (1)	(0.9)	(0.9)
Long-term portion	$137.6	$136.0

Equity component (2)	$29.9	$29.9
(1) No short-term principal with $0.9 million of short-term debt issuance costs.
(2) Recorded in the consolidated balance sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at March 31, 2017 was $217.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last trading day for the first quarter of 2017.

The following table sets forth total interest expense recognized related to the Notes:

Three Months Ended March 31,
(in millions)	2017
3.25% coupon	$1.4
Amortization of debt issuance costs	0.2
Amortization of debt discount	1.4
Total	$3.0

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

Warrants
In addition to the Note Hedges, in the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $21.1050 per share (the “Warrants”). The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. If the market price per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the Company's common stock, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are separate transactions entered into by the Company, and are not part of the Notes or the Note Hedges, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedges do not have any rights with respect to the Warrants.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Term Loan and Revolving Credit Facility
Term loan and revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2017	December 31, 2016
Term loan due January 2019	$118.5	$118.5
$300.0 million revolving credit facility due January 2019	45.0	45.0
Less: debt issuance costs, net of amortization	(0.4)	(0.4)
Total	163.1	163.1
Less: current maturities(1)	14.1	10.6
Long-term portion	$149.0	$152.5
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio") and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At March 31, 2017, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 3.64% and 2.68% for the three months ended March 31, 2017 and 2016, respectively. The weighted-average commitment fee on the revolving line of credit was 0.40% for the three months ended March 31, 2017 and 2016.

See Note 7. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$14.7	$—	$14.7	$13.9	$—	$13.9
Changes in fair value of cash flow hedges	2.2	(0.2)	2.0	1.6	—	1.6
Other comprehensive earnings, net of tax	$16.9	$(0.2)	$16.7	$15.5	$—	$15.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the three months ended March 31, 2017 and 2016:

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2016	$(3.2)	$(112.3)	$(16.6)	$(132.1)
Other comprehensive earnings	2.0	14.7	—	16.7
Balance at March 31, 2017	$(1.2)	$(97.6)	$(16.6)	$(115.4)

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings	1.6	13.9	—	15.5
Balance at March 31, 2016	$—	$(99.2)	$(11.5)	$(110.7)

During the three months ended March 31, 2017 and 2016, there were $1.4 million and $0.1 million of losses reclassified from accumulated other comprehensive loss to earnings.

10. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections. The year-to-date ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holiday in Malaysia and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR from continuing operations for the three months ended March 31, 2017 and 2016 was 4.1% benefit and a 23.8% provision, respectively. During the three months ended March 31, 2017, there was no impact from any discrete items. During the three months ended March 31, 2016, the ETR from continuing operations was impacted by discrete items totaling $1.1 million, primarily related to a $0.8 million discrete tax expense for U.S. operations. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2016 was a 12.9% provision. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations expense of our tax holidays in Malaysia for the three months ended March 31, 2017 was approximately $0.1 million and a benefit of approximately $3.4 million for the three months ended March 31, 2016. There was no continuing operations expense of the tax holidays on a per share basis for the three months ended March 31, 2017. The continuing operations benefit of the tax holidays on a per share basis for the three months ended March 31, 2016 was $0.04 per share.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.1 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.

Stock Options

The expense related to stock options granted in the three months ended March 31, 2017 and 2016 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Three Months Ended March 31,
	2017			2016
Risk-free interest rate	1.93%			1.04%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	38.8%			39.6%
Fair value at date of grant	$6.61	to	$6.73	$3.76

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2017 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	898,718	$21.25			4,684,117	$18.03
Granted	—	—			756,496	19.25
Exercised	—	—			(194,513)	14.30
Forfeited	—	—			(147,803)	14.80
Expired	—	—			(18,421)	22.47
Outstanding at March 31, 2017	898,718	$21.25	$0.8	4.7	5,079,876	$18.42	$14.7	5.4

Exercisable at March 31, 2017	898,718	$21.25	$0.8	4.7	2,208,632	$20.78	$4.7	4.8

There was no unrecognized compensation expense related to SSARs at March 31, 2017. At March 31, 2017, unrecognized compensation expense related to stock options not yet exercisable was $14.2 million and is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the three months ended March 31, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	2,074,998	$14.94
Granted	1,110,441	19.27
Vested	(478,065)	17.36
Forfeited	(108,007)	14.51
Unvested at March 31, 2017	2,599,367	$16.34

At March 31, 2017, $36.0 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.7 years.

PSUs

In February 2017, the Company granted performance stock units ("PSUs") to senior management. The PSUs are awards that are subject to both performance and market conditions and provide the recipient with Knowles stock upon vesting. The awards vest three years subsequent to the initial grant date. The performance condition of the award is based on the Company's financial performance while the award's market condition relates to the Company's stock performance. Given the conditional nature of the PSU awards, the recipients can receive an award of the Company's common stock that can range from 0% to 225% of the initial grant value and is based on the level of achievement of the specified conditions. The Company will ratably recognize the expense over the requisite service period of the PSU and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation model.

The following table summarizes the Company's PSU balances for the three months ended March 31, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	—	$—
Granted	171,830	15.40
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2017	171,830	$15.40

At March 31, 2017, $2.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.8 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions except share and per share amounts)	2017	2016
Loss from continuing operations	$(4.7)	$(12.5)
Earnings (loss) from discontinued operations, net	$1.5	$(16.9)
Net loss	$(3.2)	$(29.4)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.05)	$(0.14)
Earnings (loss) from discontinued operations, net	$0.01	$(0.19)
Net loss	$(0.04)	$(0.33)

Weighted average shares outstanding	88,973,503	88,536,740

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.05)	$(0.14)
Earnings (loss) from discontinued operations, net	$0.01	$(0.19)
Net loss	$(0.04)	$(0.33)

Weighted-average shares outstanding	88,973,503	88,536,740

For the three months ended March 31, 2017 and 2016, the weighted-average number of anti-dilutive potential common shares excluded from the calculation above was 4,024,573 and 4,940,416, respectively.

13. Commitments and Contingent Liabilities

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal reserves were not significant at March 31, 2017 and December 31, 2016.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Segment Information

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, the Company's two reportable segments were changed to Audio and PD, effective January 2017:

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear and Internet of Things (IoT) markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•	Precision Devices ("PD") Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering and manufacturing facilities in North America, Europe and Asia.

Historical financial segment information has been recast to conform to the new segment presentation.

Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenue:
Audio	$144.2	$137.9
Precision Devices	49.5	47.4
Total consolidated revenue	$193.7	$185.3

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$8.9	$5.7
Precision Devices	5.5	1.3
Total segments	14.4	7.0
Corporate expense / other	14.1	13.4
Interest expense, net	5.2	3.7
Loss before income taxes and discontinued operations	(4.9)	(10.1)
(Benefit from) provision for income taxes	(0.2)	2.4
Loss from continuing operations	$(4.7)	$(12.5)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Recent Accounting Standards

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. This standard is effective for public business entities for annual periods or any interim periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements and plans to adopt this standard on January 1, 2018.

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

In August 2016, the FASB issued ASU 2016-15 with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires evaluation of cash receipts and payments on the basis of the nature of the underlying cash flows and provides clarity for categorization for specific transactions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting and plans to adopt this standard on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize a lease liability and asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard requires a modified retrospective transition method for all entities. This ASU also provides clarification surrounding the presentation of the effects of the leases in the income statement and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting and plans to adopt this standard on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, which requires a company to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting and plans to adopt this standard on January 1, 2018.

In May 2014, the FASB issued ASU 2014-09 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principals of the guidance is to provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequently, in July 2015, the FASB elected to delay the effective date of the standard by one year to annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted beginning with annual and interim periods beginning after December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The ASU 2016-12 issued in May of 2016 removes the requirement to disclose the effect of the accounting change in the period of adoption, but still requires the Company to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company commenced its assessment of ASU 2014-09 in 2015 and developed a project plan to guide the implementation. This project plan includes analyzing the ASU’s impact on the Company’s contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance, and identifying potential differences from applying the requirements of the new guidance to its contracts. The Company is also in the process of evaluating new disclosure requirements, as well as identifying and implementing appropriate changes to its business processes

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and controls to support recognition and disclosure under the new guidance. The Company will adopt this new guidance on January 1, 2018 using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, which simplifies an entity's measurement of goodwill for impairment testing purposes by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements. Refer to Note 1. Basis of Presentation for further details.

In March 2016, the FASB issued ASU 2016-09. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, a final standard that simplifies the subsequent measurement of inventory by replacing the lower of cost or market test under current U.S. GAAP. Under the previous guidance, the subsequent measurement of inventory was measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

Certain amounts in prior years have been reclassified to conform to the current year presentation as a result of recently adopted accounting standards as described in Note 1. Basis of Presentation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	The rate of multi-microphone and smart microphone adoption and market adoption of our "intelligent audio" solutions across our mobile, ear and IoT markets;
o	the pace and success of achieving the cost savings from our announced restructurings and acquisitions;
o	our ability to slow and offset price erosion in certain of our microphone products;
o	delays in customer product introductions and other related customer challenges that may occur;
o	MEMS microphone demand from our largest customers, in particular, two large North American OEM customers, a Korean OEM customer and Chinese OEMs;
o	factory capacity utilization in our Audio segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	downward pressure on the average selling prices for our products;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers and our business;
o	fluctuations in demand by our telecom and other customers and telecom end markets;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble and test our products and sub-components; and
o	changes in tax laws or the loss of our tax holidays.

A more complete description of these risks, uncertainties and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We do not undertake to update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global supplier of advanced micro-acoustic, audio processing and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets and wearables. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our" or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

In January 2017, the Company changed its internal reporting to facilitate delivering growth in its core business. Given the changes in the allocation of resources and in its internal reporting structure, the Company now reports two segments, Audio and Precision Devices ("PD"). As a result of this change, transducer products used in hearing health and premium headset applications were moved from the historical Specialty Components segment into the new Audio segment, which includes the historical Mobile Consumer Electronics segment. The oscillator and capacitor products formerly in the Specialty Components segment are now included in the PD segment.

We are organized into two reportable segments based on how management analyzes performance, allocates capital and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 280 - Segment Reporting and are comprised of (i) Audio and (ii) PD. The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear and Internet of Things (IoT) markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support and engineering facilities in North America, Europe and Asia; and manufacturing facilities in Asia.

•	Precision Devices ("PD") Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering and manufacturing facilities in North America, Europe and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments through 2019, less any purchase price adjustments ("capacitors acquisition"). This acquisition’s operations are included in the PD segment reporting.

On July 7, 2016, we completed the sale of our speaker and receiver product line ("speaker and receiver product line") for $45.0 million in cash, less purchase price adjustments, for a net amount received of $40.6 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Revenues	$193.7	$185.3

Gross profit	$67.6	$66.8
Non-GAAP gross profit	$73.7	$69.8

Earnings (loss) from continuing operations before interest and income taxes	$0.3	$(6.4)
Adjusted earnings from continuing operations before interest and income taxes	$15.8	$10.7

(Benefit from) provision for income taxes	$(0.2)	$2.4
Non-GAAP provision for (benefit from) income taxes	$1.0	$(0.5)

Loss from continuing operations	$(4.7)	$(12.5)
Non-GAAP net earnings	$11.0	$7.5

Loss per share from continuing operations - diluted	$(0.05)	$(0.14)
Non-GAAP diluted earnings per share	$0.12	$0.08

Revenues

Revenues for the first quarter of 2017 were $193.7 million, compared with $185.3 million for the first quarter of 2016, an increase of $8.4 million or 4.5%. Audio revenues increased $6.3 million due to increased shipments of MEMS microphones to our North American customers and Chinese OEMs, driven by market growth and multi-microphone adoption, partially offset by lower average selling prices in MEMS microphones and hearing health transducers. PD revenues increased $2.1 million due to higher shipments of timing device products for the defense market and higher capacitor shipments related to our acquisition in January 2017, partially offset by lower pricing.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2017 was $121.8 million, compared with $117.3 million for the first quarter of 2016, an increase of $4.5 million or 3.8%. This increase was primarily due to increased shipments of MEMS microphones and lower fixed overhead absorption from our production of hearing health products, partially offset by favorable impacts from productivity initiatives within PD and foreign currency exchange rate changes.

Restructuring Charges

During the three months ended March 31, 2017, we recorded restructuring charges of $5.0 million, of which $4.1 million was to transfer certain operations of our hearing health manufacturing to an existing lower-cost Asian manufacturing facility and recorded to COGS. We expect to incur an additional $0.5 million of restructuring charges through the fourth quarter of 2017 related to this transfer. The transfer is expected to be substantially completed by end of 2017. The remaining $0.9 million of restructuring charges primarily represent actions associated with lowering expenses, of which $0.2 million was recorded to COGS and $0.7 million to Operating expenses. Total restructuring charges of $4.3 million were classified as COGS and $0.7 million were classified as Operating expenses.

During the three months ended March 31, 2016, we recorded restructuring charges of $4.7 million, comprised primarily of the restructuring actions associated with the integration of our acquisition of Audience, Inc. The remaining charges primarily relate to the residual expenses related to the continued transfer of our capacitors business into lower-cost Asian manufacturing facilities and headcount reduction initiatives in our timing devices business. Total restructuring charges of $1.2 million were classified as COGS and $3.5 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2017 was $67.6 million, compared with $66.8 million for the first quarter of 2016, an increase of $0.8 million or 1.2%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2017 was 34.9%, compared with 36.0% for the first quarter of 2016. The gross profit increase was primarily due to higher microphone shipments, favorable impacts from productivity initiatives and favorable foreign currency exchange rate changes, partially offset by lower average selling prices, increased restructuring charges and lower shipments of hearing health transducers. The gross profit margin decrease was primarily due to lower average selling prices, increased restructuring charges and lower fixed overhead absorption from our production of hearing health products, partially offset by higher microphone shipments, favorable impacts from productivity initiatives and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the first quarter of 2017 was $73.7 million, compared with $69.8 million for the first quarter of 2016, an increase of $3.9 million or 5.6%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2017 was 38.0%, compared with 37.7% for the first quarter of 2016. The Non-GAAP gross profit and margin increases were primarily due to higher microphone shipments, favorable impacts from productivity initiatives in PD and favorable foreign currency exchange rate changes, partially offset by lower average selling prices and lower fixed overhead absorption from our production of hearing health products.

Research and Development Expenses

Research and development expenses for the first quarter of 2017 were $26.2 million, compared with $26.1 million for the first quarter of 2016. Research and development expenses as a percentage of revenues for the first quarter of 2017 and 2016 were 13.5% and 14.1%, respectively. The decrease as a percentage of revenues was driven by increased revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2017 were $38.1 million, compared with $43.1 million for the first quarter of 2016, a decrease of $5.0 million or 11.6%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2017 and 2016 were 19.7% and 23.3%, respectively. The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower intangible amortization costs, benefits of our cost reduction initiatives and increased revenues.

Earnings (loss) from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings (loss) from continuing operations before interest and income taxes ("EBIT") for the first quarter of 2017 was $0.3 million, compared with a $6.4 million loss for the first quarter of 2016, an increase of $6.7 million. The increase was primarily due to lower operating expenses, which was driven by lower restructuring charges, lower amortization expenses and the benefits of our operating cost reduction initiatives, partially offset by unfavorable foreign currency exchange impacts. The net unfavorable foreign currency exchange impacts resulted from the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the change in values of derivatives used to manage such risks.

Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") for the first quarter of 2017 was $15.8 million, compared with $10.7 million for the first quarter of 2016, an increase of $5.1 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2017 was 8.2%, compared with 5.8% for the first quarter of 2016. This increase was primarily due to an increase in Non-GAAP gross profit and a decrease in Non-GAAP operating expenses which was driven by operating cost reduction initiatives.

Interest Expense, net

Interest expense for the first quarter of 2017 was $5.2 million, compared with $3.7 million for the first quarter of 2016, an increase of $1.5 million. The increase in interest expense is primarily due to non-cash interest expense related to the Company's issuance of $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 in a private placement in May 2016 ("the Notes").

(Benefit from) Provision for Income Taxes and Non-GAAP Provision for (Benefit from) Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2017 was a 4.1% benefit, compared with a 23.8% provision for the first quarter of 2016. There was no impact from any discrete items for the first quarter of 2017. The ETR from continuing operations for the first quarter of 2016 was impacted by a net discrete expense totaling $1.1 million. Absent the discrete items, the ETR from continuing operations for the first quarter of 2016 was a 12.9% provision. The change in the ETR, excluding the discrete item, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the first quarter of 2017 was an 8.3% provision, compared with a 7.1% benefit for the first quarter of 2016. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 10. Income Taxes to our Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, net

Earnings from discontinued operations was $1.5 million for the first quarter of 2017, compared with a loss of $16.9 million for the first quarter of 2016. The change in discontinued operations was primarily driven by the sale of our speaker and receiver product line on July 7, 2016. In addition, the $1.5 million in earnings in the first quarter of 2017 was primarily a result of recording income tax benefits.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.05 for the first quarter of 2017, compared with $0.14 for the first quarter of 2016. The decrease in diluted loss per share was mainly driven by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations for the first quarter of 2017 was $0.12, compared with $0.08 for the first quarter of 2016. The increase in non-GAAP diluted earnings per share was mainly driven by higher Adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2017	2016
Gross profit	$67.6	$66.8
Stock-based compensation expense	0.4	0.5
Restructuring charges	4.3	1.2
Production transfer costs (2)	1.4	1.3
Non-GAAP gross profit	$73.7	$69.8

Loss from continuing operations	$(4.7)	$(12.5)
Interest expense, net	5.2	3.7
(Benefit from) provision for income taxes	(0.2)	2.4
Earnings (loss) from continuing operations before interest and income taxes	0.3	(6.4)
Stock-based compensation expense	6.1	5.4
Intangibles amortization expense	3.0	5.6
Fixed asset and related inventory charges	—	0.1
Restructuring charges	5.0	4.7
Production transfer costs (2)	1.4	1.3
Adjusted earnings from continuing operations before interest and income taxes	$15.8	$10.7

Interest expense, net	$5.2	$3.7
Interest expense, net non-GAAP reconciling adjustments (3)	1.4	—
Non-GAAP interest expense	$3.8	$3.7

(Benefit from) provision for income taxes	$(0.2)	$2.4
Income tax effects of non-GAAP reconciling adjustments	1.2	(2.9)
Non-GAAP provision for (benefits from) income taxes	$1.0	$(0.5)

Loss from continuing operations	$(4.7)	$(12.5)
Non-GAAP reconciling adjustments (4)	15.5	17.1
Interest expense, net non-GAAP reconciling adjustments (3)	1.4	—
Income tax effects of non-GAAP reconciling adjustments	1.2	(2.9)
Non-GAAP net earnings	$11.0	$7.5

Diluted loss per share from continuing operations	$(0.05)	$(0.14)
Earnings per share non-GAAP reconciling adjustment	0.17	0.22
Non-GAAP diluted earnings per share	$0.12	$0.08

Diluted average shares outstanding	88,973,503	88,536,740
Non-GAAP adjustment (5)	3,177,224	1,489,027
Non-GAAP diluted average shares outstanding (5)	92,150,727	90,025,767

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures. Knowles uses non-GAAP measures as supplements to its GAAP results of operations in evaluating certain aspects of its business, and its executive management team focus on non-GAAP items as key measures of Knowles' performance for business planning purposes. These measures assist Knowles in comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance.
(2) Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities primarily in Asia. These amounts are included in the corresponding Gross profit and Earnings (loss) from continuing operations before interest and income taxes for each period presented.
(3) Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due 2021 that were issued in a private placement in May 2016. The imputed interest rate was 8.12% for the convertible notes due 2021, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.
(4) The Non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings (loss) from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(5) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated net loss.

Audio

	Three Months Ended March 31,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$144.2		$137.9

Operating earnings	$9.9	6.9%	$5.6	4.1%
Other (income) expense, net	1.0		(0.1)
Earnings from continuing operations before interest and income taxes ("EBIT")	$8.9	6.2%	$5.7	4.1%
Stock-based compensation expense	2.7		2.4
Intangibles amortization expense	2.5		5.2
Fixed asset and related inventory charges	—		0.1
Restructuring charges	4.7		3.0
Production transfer costs (1)	1.1		0.7
Other loss	—		0.1
Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT")	$19.9	13.8%	$17.2	12.5%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities in Asia. These amounts are included in earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

Audio revenues were $144.2 million for the first quarter of 2017, compared with $137.9 million for the first quarter of 2016, an increase of $6.3 million or 4.6%. Revenues increased due to increased shipments of MEMS microphones to our North American customers and Chinese OEMs, driven by market growth and multiple microphone adoption, partially offset by lower average selling prices in MEMS microphones and hearing health transducers.

Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

Audio EBIT was $8.9 million for the first quarter of 2017, compared with $5.7 million for the first quarter of 2016, an increase of $3.2 million. EBIT margin for the first quarter of 2017 was 6.2%, compared to 4.1% for the first quarter of 2016. The increases were due to lower operating expenses, which was driven by lower amortization expenses, lower restructuring charges and the benefits of our operating cost reduction initiatives. These increases were partially offset by lower gross profit, which was primarily driven by lower average selling prices in MEMS microphones and lower fixed overhead absorption from our production of hearing health products.

Audio Adjusted EBIT was $19.9 million for the first quarter of 2017, compared with $17.2 million for the first quarter of 2016, an increase of $2.7 million. Adjusted EBIT margin for the first quarter of 2017 was 13.8%, compared to 12.5% for the first quarter of 2016. This increase was primarily due to increased shipments of MEMS microphones, the benefits from productivity initiatives, benefits of our operating cost reduction initiatives and favorable impacts from foreign currency exchange rate changes, partially offset by lower average selling prices in MEMS microphones and lower fixed overhead absorption from our production of hearing health products.

Precision Devices

	Three Months Ended March 31,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$49.5		$47.4

Operating earnings	$5.6	11.3%	$1.1	2.3%
Other (income) expense, net	0.1		(0.2)
Earnings before interest and income taxes ("EBIT)	$5.5	11.1%	$1.3	2.7%
Stock-based compensation expense	0.2		0.3
Intangibles amortization expense	0.5		0.4
Restructuring charges	0.2		1.3
Production transfer costs (1)	0.3		0.6
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$6.7	13.5%	$3.9	8.2%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to new or existing facilities. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

PD revenues were $49.5 million for the first quarter of 2017, compared with $47.4 million for the first quarter of 2016, an increase of $2.1 million or 4.4%. Revenues increased due to higher shipments of timing device products for the defense market and higher capacitor shipments related to our acquisition in January 2017, partially offset by lower pricing.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $5.5 million for the first quarter of 2017, compared with $1.3 million for the first quarter of 2016, an increase of $4.2 million. EBIT margin for the first quarter of 2017 was 11.1%, compared to 2.7% for the first quarter of 2016. The increases were primarily due to benefits from productivity initiatives, lower restructuring charges, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

PD Adjusted EBIT was $6.7 million for the first quarter of 2017, compared with $3.9 million for the first quarter of 2016, an increase of $2.8 million. Adjusted EBIT margin for the first quarter of 2017 was 13.5%, compared with 8.2% for the first quarter of 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

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

In May 2016, we sold the Notes and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding under our term loan facility. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments through 2019, less any purchase price adjustments. This acquisition’s operations are included in the PD segment reporting.

Our cash and cash equivalents totaled $63.3 million and $66.2 million at March 31, 2017 and December 31, 2016, respectively. Of these amounts, cash held by our non-U.S. operations totaled $53.4 million and $58.4 million as of March 31, 2017 and December 31, 2016, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash flows provided by (used in):
Operating activities	$17.9	$19.8
Investing activities	(20.2)	(9.1)
Financing activities	(1.0)	(29.8)
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Net decrease in cash and cash equivalents	$(2.9)	$(19.1)

Operating Activities

Cash provided by operating activities in 2017 decreased $1.9 million compared to 2016, primarily due to a higher investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus inventories, less accounts payable) of $27.0 million, partially offset by lower operating expenses and an increase in accrued expenses.

Investing Activities

The increase in cash used in investing activities was driven by higher cash payments for capital expenditures to support our manufacturing capacity expansion and the acquisition of a business.

In 2017, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenue.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2017 is primarily related to the $3.4 million paid for payment of taxes related to net share settlement of equity awards, partially offset by $2.8 million of proceeds received for option exercises, whereas cash used in financing activities for the three months ended March 31, 2016 were primarily used for payments to our revolving credit facility and scheduled principal payments on our term loan. For additional information on our debt, see Note 8. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 13. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	March 31, 2017	December 31, 2016
3.25% Convertible Senior Notes	$136.7	$135.1
Term loan and revolving credit facility	163.1	163.1
Total	299.8	298.2
Less: current maturities	13.2	9.7
Total long-term debt	$286.6	$288.5

The interest rate under the term loan and revolving credit facility is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At March 31, 2017, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 15. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a discussion of our exposure to market risk as of December 31, 2016, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 13. Commitments and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There are no material developments in our previously reported risk factors.

Item 6. Exhibits

10.1	Form of Performance Share Unit Award Agreement dated February 16, 2017, filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2017, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 28, 2017	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Form of Performance Share Unit Award Agreement dated February 16, 2017, filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2017, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)