Form 10-Q
period 2017-06-30
Knowles Corp
filed 2017-07-31
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 27, 2017 was 89,413,549.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$190.2	$190.3	$383.9	$375.6
Cost of goods sold	117.7	117.2	239.5	234.5
Impairment charges	1.4	—	1.4	—
Restructuring charges - cost of goods sold	(0.6)	0.2	3.7	1.4
Gross profit	71.7	72.9	139.3	139.7
Research and development expenses	26.7	25.8	52.9	51.9
Selling and administrative expenses	38.7	45.2	76.8	88.3
Impairment charges	19.9	—	19.9	—
Restructuring charges	2.8	3.7	3.5	7.2
Operating expenses	88.1	74.7	153.1	147.4
Operating loss	(16.4)	(1.8)	(13.8)	(7.7)
Interest expense, net	5.1	5.8	10.3	9.5
Other expense (income), net	1.5	(2.2)	3.8	(1.7)
Loss before income taxes and discontinued operations	(23.0)	(5.4)	(27.9)	(15.5)
Provision for income taxes	7.3	1.4	7.1	3.8
Loss from continuing operations	(30.3)	(6.8)	(35.0)	(19.3)
Earnings (loss) from discontinued operations, net	0.6	(17.8)	2.1	(34.7)
Net loss	$(29.7)	$(24.6)	$(32.9)	$(54.0)

Loss per share from continuing operations:
Basic	$(0.34)	$(0.08)	$(0.39)	$(0.22)
Diluted	$(0.34)	$(0.08)	$(0.39)	$(0.22)

Earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.20)	$0.02	$(0.39)
Diluted	$0.01	$(0.20)	$0.02	$(0.39)

Net loss per share:
Basic	$(0.33)	$(0.28)	$(0.37)	$(0.61)
Diluted	$(0.33)	$(0.28)	$(0.37)	$(0.61)

Weighted average common shares outstanding:
Basic	89,361,352	88,652,453	89,168,499	88,594,597
Diluted	89,361,352	88,652,453	89,168,499	88,594,597

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(29.7)	$(24.6)	$(32.9)	$(54.0)

Other comprehensive earnings (loss), net of tax
Foreign currency translation	5.4	(4.0)	20.1	9.9

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.0	(2.2)	1.6	(0.5)
Net losses reclassified into earnings	0.3	0.3	1.7	0.2
Total cash flow hedges	1.3	(1.9)	3.3	(0.3)

Other comprehensive earnings (loss), net of tax	6.7	(5.9)	23.4	9.6

Comprehensive loss	$(23.0)	$(30.5)	$(9.5)	$(44.4)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$48.6	$66.2
Receivables, net of allowances of $1.6 and $1.7	129.7	145.1
Inventories, net	142.7	108.2
Prepaid and other current assets	13.8	10.6
Total current assets	334.8	330.1
Property, plant and equipment, net	191.5	186.2
Goodwill	907.8	894.6
Intangible assets, net	59.2	77.4
Other assets and deferred charges	22.5	25.8
Assets of discontinued operations	0.7	0.9
Total assets	$1,516.5	$1,515.0

Current liabilities:
Current maturities of long-term debt	$13.3	$9.7
Accounts payable	79.0	71.8
Accrued compensation and employee benefits	29.5	34.7
Other accrued expenses	29.6	26.0
Federal and other taxes on income	5.4	6.8
Total current liabilities	156.8	149.0
Long-term debt	284.8	288.5
Deferred income taxes	22.3	21.7
Other liabilities	40.8	41.4
Liabilities of discontinued operations	1.9	6.0
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 89,409,233 and 88,737,284 shares issued at June 30, 2017 and December 31, 2016, respectively	0.9	0.9
Additional paid-in capital	1,510.8	1,499.8
Accumulated deficit	(393.1)	(360.2)
Accumulated other comprehensive loss	(108.7)	(132.1)
Total stockholders' equity	1,009.9	1,008.4
Total liabilities and stockholders' equity	$1,516.5	$1,515.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$0.9	$1,499.8	$(360.2)	$(132.1)	$1,008.4
Net loss	—	—	(32.9)	—	(32.9)
Other comprehensive earnings, net of tax	—	—	—	23.4	23.4
Stock-based compensation expense	—	12.4	—	—	12.4
Common stock issued for exercise of stock options	—	3.1	—	—	3.1
Tax on restricted stock unit vesting	—	(4.5)	—	—	(4.5)
Balance at June 30, 2017	$0.9	$1,510.8	$(393.1)	$(108.7)	$1,009.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(32.9)	$(54.0)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	29.9	39.4
Impairment of intangibles	16.2	—
Stock-based compensation	12.4	11.2
Impairment charges on fixed and other assets	5.1	—
Non-cash interest expense and amortization of debt issuance costs	3.7	2.0
Deferred income taxes	0.8	2.2
Loss on disposal of fixed assets	0.1	1.3
Other, net	3.2	4.4
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	17.1	53.5
Inventories, net	(32.3)	(8.2)
Prepaid and other current assets	(2.4)	(4.2)
Accounts payable	2.9	(29.1)
Accrued compensation and employee benefits	(5.8)	(5.3)
Other accrued expenses	3.9	(0.6)
Accrued and deferred taxes, net	(3.0)	0.4
Other non-current assets and non-current liabilities	2.5	(2.8)
Net cash provided by operating activities	21.4	10.2

Investing Activities
Proceeds from the sale of investment	—	2.0
Proceeds from the sale of property, plant and equipment	0.1	0.7
Acquisition of business (net of cash acquired)	(2.5)	—
Additions to property, plant and equipment	(31.4)	(20.2)
Net cash used in investing activities	(33.8)	(17.5)

Financing Activities
Payments under revolving credit facility	—	(20.0)
Borrowings under revolving credit facility	—	20.0
Principal payments on term loan debt	(3.6)	(166.5)
Proceeds from issuance of convertible senior notes	—	172.5
Proceeds from issuance of warrants	—	39.1
Purchase of convertible note hedges	—	(44.5)
Debt issuance costs	—	(6.7)
Net proceeds from exercise of stock-based awards	3.1	—
Payments of capital lease obligations	(0.7)	(1.6)
Payment of taxes related to net share settlement of equity awards	(4.5)	(0.9)
Net cash used in financing activities	(5.7)	(8.6)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.2)

Net decrease in cash and cash equivalents	(17.6)	(16.1)
Cash and cash equivalents at beginning of period	66.2	63.3
Cash and cash equivalents at end of period	$48.6	$47.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the first quarter of 2017, the Company adopted the Accounting Standard Update (“ASU”) 2016-16 issued in October 2016. The ASU requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard utilizing the modified retrospective approach and recognized the cumulative effect of the change, which resulted in the Company increasing the beginning balance of the Accumulated deficit line item by $0.1 million on the Consolidated balance sheet. In addition, Other assets and deferred charges decreased by $0.1 million as a result of this adoption. Refer to Note 16. Recent Accounting Standards for additional details.

In January 2017, the Company changed its allocation of resources and its internal reporting structure to facilitate delivering growth in its core business. Given these changes, beginning in January 2017, the Company's two reportable segments were as follows:

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments from 2018 through 2019, less any purchase price adjustments. This acquisition's operations are included in the PD segment. The financial results of this acquisition were included in the Company's consolidated statements of earnings, comprehensive earnings and statement of cash flows beginning January 11, 2017.

As discussed in Note 2. Disposed and Discontinued Operations, the Company completed its sale of the speaker and receiver product line on July 7, 2016 ("speaker and receiver product line"). In accordance with Accounting Standards Codification ("ASC") No. 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the speaker and receiver product line have been reclassified as discontinued operations for all periods presented.

Non-cash Investing Activities - Purchases of property, plant and equipment included in accounts payable at June 30, 2017 and 2016 were $2.9 million and $6.3 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Disposed and Discontinued Operations

Management and the Board of Directors conduct strategic reviews of its businesses periodically. On February 11, 2016, the Company announced its intention to sell the speaker and receiver product line, and as a result, reclassified the speaker and receiver product line within the Audio segment to discontinued operations in the first quarter of 2016. On July 7, 2016, the Company completed the sale of its speaker and receiver product line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. The Company recorded a loss of $25.6 million as a result of the sale, which included $26.9 million of loss amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The results of discontinued operations for the three and six months ended June 30, 2017 and 2016 reflect the net earnings (loss) of the speaker and receiver product line.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenues	$—	$24.7	$—	$45.1
Cost of goods sold	(0.1)	27.1	(0.1)	55.7
Restructuring charges - cost of goods sold	—	7.2	—	9.3
Gross profit (loss)	0.1	(9.6)	0.1	(19.9)
Research and development expenses	—	3.2	—	6.7
Selling and administrative expenses	(0.4)	4.9	(0.5)	8.1
Restructuring charges	—	1.4	—	1.8
Operating (income) expenses	(0.4)	9.5	(0.5)	16.6

Earnings (loss) from discontinued operations before taxes	0.5	(19.1)	0.6	(36.5)
Benefit from income taxes	(0.1)	(1.3)	(1.5)	(1.8)
Earnings (loss) from discontinued operations, net of tax	$0.6	$(17.8)	$2.1	$(34.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	June 30, 2017	December 31, 2016
Assets of Discontinued Operations:
Accounts receivable	$0.7	$0.6
Prepaid and other current assets	—	0.3
Total current assets	0.7	0.9
Total assets (1)	$0.7	$0.9

Liabilities of Discontinued Operations:
Accounts payable	$1.3	$2.8
Other current liabilities	0.6	3.2
Total current liabilities	1.9	6.0
Total liabilities (1)	$1.9	$6.0
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

The following table presents the depreciation, amortization and purchases of property, plant and equipment of discontinued operations related to the speaker and receiver product line:

	Six Months Ended June 30,
(in millions)	2017	2016
Depreciation	$—	$1.1
Additions to property, plant and equipment	$—	$2.5

There were no additions to property plant and equipment included in accounts payable at June 30, 2017. Additions to property, plant and equipment included in accounts payable at June 30, 2016 were $0.7 million.

3. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2017, an updated strategic plan was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated unpatented technologies and property, plant and equipment assets. The utilization of undiscounted future cash flows was used to determine recoverability of the long-lived assets. The fair value of the intangibles was determined through the use of discounted cash flows, and the fair value of fixed assets was determined using their liquidation value. As a result of this analysis, the Company concluded that the fair values of these long-lived assets were less than their respective carrying values as of June 30, 2017. The Company recorded total impairment charges of $21.3 million, of which $5.1 million is related to fixed assets and $16.2 million is related to intangible assets. The Company recorded $1.4 million of the charges within Impairment charges in Gross profit and recorded $19.9 million within the Impairment charges line item in Operating expenses within Knowles' Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2017	December 31, 2016
Raw materials	$67.9	$64.1
Work in progress	24.5	18.0
Finished goods	82.9	60.9
Subtotal	175.3	143.0
Less reserves	(32.6)	(34.8)
Total	$142.7	$108.2

5. Property, Plant and Equipment, net

The following table details the major components of property, plant and equipment, net:

(in millions)	June 30, 2017	December 31, 2016
Land	$9.2	$9.2
Buildings and improvements	120.9	112.3
Machinery, equipment and other	498.3	464.8
Subtotal	628.4	586.3
Less accumulated depreciation	(436.9)	(400.1)
Total	$191.5	$186.2

During the three months ended June 30, 2017, the Company recorded a $5.1 million impairment charge on fixed assets. See Note 3. Impairments for more information.

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2017:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2016	$708.7	$185.9	$894.6
Foreign currency translation	13.3	(0.1)	13.2
Balance at June 30, 2017	$722.0	$185.8	$907.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	21.7	42.9	19.3
Customer Relationships	159.5	153.8	156.2	152.8
Unpatented Technologies	66.5	66.3	92.2	73.9
Other	3.1	3.1	3.1	3.1
Total	272.3	245.1	294.7	249.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$59.2		$77.4

As discussed in Note 1. Basis of Presentation, the Company completed an acquisition of certain assets of a capacitors manufacturer on January 11, 2017, for cash consideration of $4.0 million. As a result of this acquisition, the Company acquired a customer list for $3.3 million during the six months ended June 30, 2017, which is included in "Customer Relationships" in the table above. The Company will use a five year life to amortize the newly acquired customer list.

Amortization expense totaled $2.3 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense was $5.3 million and $11.2 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q3 - Q4 2017	$3.1
2018	6.2
2019	5.6
2020	4.6
2021	4.6

During the three months ended June 30, 2017, the Company recorded a $16.2 million impairment charge on unpatented technologies intangible assets. See Note 3. Impairments for more information.

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations.

During the three and six months ended June 30, 2017, the Company recorded net restructuring credits of $0.6 million and net restructuring charges $3.7 million within Cost of goods sold ("COGS") for actions primarily associated with transferring certain operations of hearing health manufacturing to a lower-cost Asian manufacturing facility. A $0.9 million reversal of previously recorded restructuring charges was recorded as a result of subsequent developments that impacted the previously estimated amounts. The Company expects to incur approximately $0.2 million of additional restructuring charges through the fourth quarter of 2017 related to this transfer. The transfer is expected to be substantially completed by the end of 2017. This was recorded as part of the Audio segment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three and six months ended June 30, 2017, the Company recorded restructuring charges of $2.8 million and $3.5 million within Operating expenses, primarily for actions associated with lowering operating expenses. During the three months ended June 30, 2017, charges of $1.4 million were recorded for the Corporate segment, charges of $1.3 million were recorded for the Audio segment and charges of $0.1 million were recorded for the PD segment. During the six months ended June 30, 2017, charges of $1.7 million were recorded for the Audio segment, charges of $1.5 million were recorded for the Corporate segment and charges of $0.3 million were recorded for the PD segment.

During the three months ended June 30, 2016, the Company recorded restructuring charges of $3.9 million comprised primarily of the restructuring actions associated with the integration of Audience, Inc., of which $0.2 million was recorded in COGS and $3.7 million was recorded in Operating expenses. During the six months ended June 30, 2016, the Company recorded restructuring charges of $8.6 million, comprised primarily of the restructuring actions associated with the integration of Audience, Inc. The remaining charges primarily relate to the residual expenses for the continued transfer of our capacitor business into a lower-cost Asian manufacturing facility and headcount reduction initiatives in our timing devices business. Total restructuring charges of $1.4 million were classified as COGS and $7.2 million were classified as Operating expenses.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Audio (1)	$0.7	$3.1	$5.4	$6.1
Precision Devices	0.1	0.8	0.3	2.1
Corporate	1.4	—	1.5	0.4
Total	$2.2	$3.9	$7.2	$8.6

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2016	$3.4	$0.4	$3.8
Restructuring charges (1)	5.8	1.4	7.2
Payments	(3.6)	—	(3.6)
Balance at June 30, 2017	$5.6	$1.8	$7.4
(1) During the three and six months ended June 30, 2017, the Company reversed $0.9 million of previously recorded restructuring charges in COGS due to subsequent developments that impacted the previously estimated amounts.

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheet:

(in millions)	June 30, 2017	December 31, 2016
Other accrued expenses	$7.2	$3.6
Other liabilities	0.2	0.2
Total	$7.4	$3.8

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
(unaudited)

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At June 30, 2017 and December 31, 2016, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit and Philippine peso, was $48.4 million and $75.4 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in "Other expense, net" in our Consolidated Statements of Earnings. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At June 30, 2017, the notional value of the derivatives related to economic hedging was $49.3 million and the Company held no open positions related to economic hedges at December 31, 2016.

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

The following table sets forth the fair values of derivative instruments held by the Company at June 30, 2017 and December 31, 2016 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	June 30, 2017	December 31, 2016
Cash flow hedges	Prepaid and other current assets	$0.6	$—
Cash flow hedges	Other accrued expenses	0.6	3.6
Cash flow hedges	Other liabilities	—	0.2
Economic hedges	Prepaid and other current assets	0.2	—

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

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded gains of $0.1 million and losses of $3.2 million to AOCI on the Company’s Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following gains were recorded for the three and six months ended June 30, 2017 and 2016:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Income Statement Line	2017	2016	2017	2016
Economic hedges	Other expense, net	$(0.6)	$(0.6)	$(0.9)	$—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three and six months ended June 30, 2017 and 2016. Knowles reclassified these losses (gains) out of AOCI into Other expense, net as follows:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Income Statement Line	2017	2016	2017	2016
Cash flow hedges	Other expense, net	$0.3	$(0.3)	$1.7	$(0.2)

9. Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	June 30, 2017	December 31, 2016
3.25% Convertible Senior Notes	$138.5	$135.1
Term loan and revolving credit facility	159.6	163.1
Total	298.1	298.2
Less: current maturities	13.3	9.7
Total long-term debt	$284.8	$288.5

Total debt principal payments over the next five years are as follows:

(in millions)	Q3 - Q4 2017	2018	2019	2020	2021
Debt principal payments (1)	$7.2	$14.4	$138.3	$—	$172.5
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
(unaudited)

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2017, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	June 30, 2017	December 31, 2016
Liability component:
Principal	$172.5	$172.5
Less: debt issuance costs, debt discount, net of amortization	(34.0)	(37.4)
Total	138.5	135.1
Less: current maturities (1)	(0.9)	(0.9)
Long-term portion	$139.4	$136.0

Equity component (2)	$29.9	$29.9
(1) No short-term principal with $0.9 million of short-term debt issuance costs.
(2) Recorded in the consolidated balance sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at June 30, 2017 was $202.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last trading day for the second quarter of 2017.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
3.25% coupon	$1.4	$1.0	$2.8	$1.0
Amortization of debt issuance costs	0.2	0.1	0.4	0.1
Amortization of debt discount	1.5	0.9	2.9	0.9
Total	$3.1	$2.0	$6.1	$2.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Term Loan and Revolving Credit Facility
Term loan and revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2017	December 31, 2016
Term loan due January 2019	$114.9	$118.5
$300.0 million revolving credit facility due January 2019	45.0	45.0
Less: debt issuance costs, net of amortization	(0.3)	(0.4)
Total	159.6	163.1
Less: current maturities(1)	14.2	10.6
Long-term portion	$145.4	$152.5
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio") and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At June 30, 2017, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate for the Credit Facilities was 3.67% and 2.69% for the six months ended June 30, 2017 and 2016, respectively. The weighted-average commitment fee on the revolving line of credit was 0.39% and 0.40% for the six months ended June 30, 2017 and 2016, respectively.

For supplemental cash flow purposes, cash paid for interest was $5.8 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$5.4	$—	$5.4	$(4.0)	$—	$(4.0)
Changes in fair value of cash flow hedges	1.5	(0.2)	1.3	(2.0)	0.1	(1.9)
Other comprehensive earnings (loss), net of tax	$6.9	$(0.2)	$6.7	$(6.0)	$0.1	$(5.9)

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$20.1	$—	$20.1	$9.9	$—	$9.9
Changes in fair value of cash flow hedges	3.7	(0.4)	3.3	(0.4)	0.1	(0.3)
Other comprehensive earnings, net of tax	$23.8	$(0.4)	$23.4	$9.5	$0.1	$9.6

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the six months ended June 30, 2017 and 2016:

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2016	$(3.2)	$(112.3)	$(16.6)	$(132.1)
Other comprehensive earnings, net of tax	3.3	20.1	—	23.4
Balance at June 30, 2017	$0.1	$(92.2)	$(16.6)	$(108.7)

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings, net of tax	(0.3)	9.9	—	9.6
Balance at June 30, 2016	$(1.9)	$(103.2)	$(11.5)	$(116.6)

During the three and six months ended June 30, 2017, there were $0.3 million and $1.7 million of losses reclassified from accumulated other comprehensive loss to earnings, respectively. During the three and six months ended June 30, 2016 there were $0.3 million and $0.2 million of earnings reclassified from accumulated other comprehensive loss to earnings, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2017 was 31.7% provision and a 25.4% provision, respectively. During the three and six months ended June 30, 2017, the ETR from continuing operations was impacted by discrete items totaling $2.1 million of expense. The Company settled its 2013 pre-spin U.S. income tax examination during the period and recognized $2.9 million of expense. Additionally, the Company recorded a $0.6 million tax benefit resulting from a reduction to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2017 was a 22.6% provision and a 17.9% provision, respectively.

The Company's ETR from continuing operations for the three and six months ended June 30, 2016 was a 25.9% provision and a 24.5% provision, respectively. During the three and six months ended June 30, 2016, the ETR from continuing operations was impacted by discrete items totaling $0.1 million of benefit and $1.0 million of expense, respectively. The $1.0 million of expense for the six months ended June 30, 2016 is primarily related to a $0.9 million discrete tax expense for U.S. operations. Absent discrete items, the ETR from continuing operations for the three and six months ended June 30, 2016 was a 27.8% provision and an 18.1% provision, respectively. The change in ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and six months ended June 30, 2017 was approximately $4.2 million and $4.1 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and six months ended June 30, 2017 is $0.05. The continuing operations benefit of these incentives for the three and six months ended June 30, 2016 was approximately $2.8 million and $6.2 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and six months ended June 30, 2016 was $0.03 and $0.07 per share, respectively.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.3 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, stock-based compensation expense was $12.4 million and $11.0 million, respectively.

Stock Options

The expense related to stock options granted in the six months ended June 30, 2017 and 2016 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Six Months Ended June 30,
	2017			2016
Risk-free interest rate	1.73%	to	1.93%	1.04%	to	1.12%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	38.1%	to	38.8%	37.0%	to	39.6%
Fair value at date of grant	$6.07	to	$6.73	$3.76	to	$4.27

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2017 (in millions except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	898,718	$21.25			4,684,117	$18.03
Granted	—	—			779,561	19.21
Exercised	(31,665)	12.33			(218,389)	14.49
Forfeited	—	—			(223,893)	15.35
Expired	(16,537)	23.20			(54,982)	26.77
Outstanding at June 30, 2017	850,516	$21.54	$0.3	4.5	4,966,414	$18.38	$9.6	5.2

Exercisable at June 30, 2017	850,516	$21.54	$0.3	4.5	2,213,679	$20.53	$2.9	4.6

There was no unrecognized compensation expense related to SSARs at June 30, 2017. At June 30, 2017, unrecognized compensation expense related to stock options not yet exercisable was $11.7 million and is expected to be recognized over a weighted-average period of 1.3 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the six months ended June 30, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	2,074,998	$14.94
Granted	1,200,457	19.14
Vested	(709,951)	16.03
Forfeited	(294,511)	15.70
Unvested at June 30, 2017	2,270,993	$16.70

At June 30, 2017, $30.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

PSUs

In February 2017, the Company granted performance stock units ("PSUs") to senior management. The PSUs are awards that are subject to both performance and market conditions and provide the recipient with Knowles stock upon vesting. The awards vest three years subsequent to the initial grant date. The performance condition of the award is based on the Company's financial performance while the award's market condition relates to the Company's stock performance. Given the conditional nature of the PSU awards, the recipients can receive an award of the Company's common stock that can range from 0% to 225% of the initial grant value and is based on the level of achievement of the specified conditions. The Company will ratably recognize the expense over the requisite service period of the PSU and adjust the expense as appropriate. The fair value of the PSUs is determined by using a binomial model simulation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU balances for the six months ended June 30, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	—	$—
Granted	171,875	15.40
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2017	171,875	$15.40

At June 30, 2017, $2.4 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.6 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2017	2016	2017	2016
Loss from continuing operations	$(30.3)	$(6.8)	$(35.0)	$(19.3)
Earnings (loss) from discontinued operations, net	$0.6	$(17.8)	$2.1	$(34.7)
Net loss	$(29.7)	$(24.6)	$(32.9)	$(54.0)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.34)	$(0.08)	$(0.39)	$(0.22)
Earnings (loss) from discontinued operations, net	$0.01	$(0.20)	$0.02	$(0.39)
Net loss	$(0.33)	$(0.28)	$(0.37)	$(0.61)

Weighted average shares outstanding	89,361,352	88,652,453	89,168,499	88,594,597

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.34)	$(0.08)	$(0.39)	$(0.22)
Earnings (loss) from discontinued operations, net	$0.01	$(0.20)	$0.02	$(0.39)
Net loss	$(0.33)	$(0.28)	$(0.37)	$(0.61)

Weighted-average shares outstanding	89,361,352	88,652,453	89,168,499	88,594,597

For the three and six months ended June 30, 2017, the weighted-average number of anti-dilutive potential common shares excluded from the earnings per share calculation above was 4,446,261 and 4,245,594, respectively. For the three and six months ended June 30, 2016, the weighted-average number of anti-dilutive potential common shares excluded from the earnings per share calculation above was 5,855,448 and 5,579,582, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal reserves were not significant at June 30, 2017 and December 31, 2016.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Segment Information

In January 2017, the Company changed its allocation of resources and its internal reporting structure to facilitate delivering growth in its core business. Given these changes, beginning in January 2017, the Company's two reportable segments were as follows:

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

•	PD Segment
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

Historical financial segment information has been recast to conform to the new segment presentation.

Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue:
Audio	$138.1	$140.3	$282.3	$278.2
Precision Devices	52.1	50.0	101.6	97.4
Total consolidated revenue	$190.2	$190.3	$383.9	$375.6

(Loss) earnings from continuing operations before interest and income taxes:
Audio	$(7.1)	$8.4	$1.8	$14.1
Precision Devices	5.9	3.7	11.4	5.0
Total segments	(1.2)	12.1	13.2	19.1
Corporate expense / other	16.7	11.7	30.8	25.1
Interest expense, net	5.1	5.8	10.3	9.5
Loss before income taxes and discontinued operations	(23.0)	(5.4)	(27.9)	(15.5)
Provision for income taxes	7.3	1.4	7.1	3.8
Loss from continuing operations	$(30.3)	$(6.8)	$(35.0)	$(19.3)

Information regarding the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2017	December 31, 2016
Audio	$1,336.9	$1,349.1
Precision Devices	175.5	162.9
Corporate / eliminations	3.4	2.1
Discontinued operations	0.7	0.9
Total	$1,516.5	$1,515.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09 that provides guidance about when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As the Company does not currently have any modified share-based payment awards, the Company does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements, but will continue to assess the impact on an ongoing basis. The Company plans to adopt this standard on January 1, 2018.

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

In May 2014, the FASB issued ASU 2014-09 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principal of the guidance is to provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Subsequently, in July 2015, the FASB elected to delay the effective date of the standard by one year to annual and interim periods beginning after December

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

•	PD Segment
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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments through 2019, less any purchase price adjustments ("capacitors acquisition"). This acquisition's operations are included in the PD segment.

On July 7, 2016, we completed the sale of our speaker and receiver product line ("speaker and receiver product line") for $45.0 million in cash, less purchase price adjustments, for a net amount received of $40.6 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

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

	Three Months Ended June 30,
(in millions, except per share amounts)	2017	2016
Revenues	$190.2	$190.3

Gross profit	$71.7	$72.9
Non-GAAP gross profit	$75.0	$75.1

(Loss) earnings from continuing operations before interest and income taxes	$(17.9)	$0.4
Adjusted earnings from continuing operations before interest and income taxes	$16.4	$15.4

Provision for income taxes	$7.3	$1.4
Non-GAAP provision for (benefit from) income taxes	$0.4	$(0.5)

Loss from continuing operations	$(30.3)	$(6.8)
Non-GAAP net earnings	$12.3	$11.7

Loss per share from continuing operations - diluted	$(0.34)	$(0.08)
Non-GAAP diluted earnings per share	$0.13	$0.13

Revenues

Revenues for the second quarter of 2017 were $190.2 million, compared with $190.3 million for the second quarter of 2016, a decrease of $0.1 million or 0.1%. Audio revenues decreased $2.2 million due to lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have experienced lower demand as a result of being more disciplined with our pricing. Offsetting the decreases were the increased shipments of MEMS microphones to one of our North American customers, driven by market growth in Internet of Things ("IoT"). PD revenues increased $2.1 million due to higher capacitor shipments primarily related to our acquisition in January 2017 and increased shipments of our timing device products for the defense market, partially offset by lower pricing.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2017 was $117.7 million, compared with $117.2 million for the second quarter of 2016, an increase of $0.5 million or 0.4%. This increase was primarily due to increased shipments of MEMS microphones, partially offset by favorable impacts from productivity initiatives and foreign currency exchange rate changes.

Impairment Charges

During the second quarter of 2017, we recorded total impairment charges of $21.3 million, which are related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Impairment charges of $1.4 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 3. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2017, we recorded total restructuring charges of $2.2 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts. The restructuring charges consist primarily of actions associated with lowering operating expenses and the residual expenses related to the continued transfer of our hearing health manufacturing to a lower-cost Asian manufacturing facility. Classified in COGS are net restructuring credits of $0.6 million. Costs of $2.8 million were classified as Operating expenses.

During the second quarter of 2017, we recorded total restructuring charges of $3.9 million, comprised primarily of the restructuring actions associated with the integration of our acquisition of Audience, Inc. The remaining charges primarily relate to the residual expenses related to the continued transfer of our capacitors business into a lower-cost Asian manufacturing facility and headcount reduction initiatives in our timing devices business. Total restructuring charges of $0.2 million were classified as COGS and $3.7 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2017 was $71.7 million, compared with $72.9 million for the second quarter of 2016, a decrease of $1.2 million or 1.6%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2017 was 37.7%, compared with 38.3% for the second quarter of 2016. The gross profit and margin decreased primarily due to lower average selling prices and increased impairment charges, partially offset by favorable impacts from productivity initiatives, increased shipments of MEMS microphones and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the second quarter of 2017 was $75.0 million, compared with $75.1 million for the second quarter of 2016, a decrease of $0.1 million or 0.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2017 was 39.4%, compared with 39.5% for the second quarter of 2016. The non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, partially offset by favorable impacts from productivity initiatives, increased shipments of MEMS microphones and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the second quarter of 2017 were $26.7 million, compared with $25.8 million for the second quarter of 2016, an increase of $0.9 million or 3.5%. Research and development expenses as a percentage of revenues for the second quarter of 2017 and 2016 were 14.0% and 13.6%, respectively. The increase in research and development expenses and as a percentage of revenues was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2017 were $38.7 million, compared with $45.2 million for the second quarter of 2016, a decrease of $6.5 million or 14.4%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2017 and 2016 were 20.3% and 23.8%, respectively. The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower intangible amortization expenses and the benefits of our cost reduction initiatives.

(Loss) Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

(Loss) earnings from continuing operations before interest and income taxes for the second quarter of 2017 was a $17.9 million loss, compared with $0.4 million of earnings for the second quarter of 2016, a decrease of $18.3 million. The decrease was primarily due to higher operating expenses, which was driven by higher impairment charges of $20.8 million.

Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") for the second quarter of 2017 was $16.4 million, compared with $15.4 million for the second quarter of 2016, an increase of $1.0 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2017 was 8.6%, compared with 8.1% for the second quarter of 2016. This increase was primarily due to lower non-GAAP operating expenses, which is a result of our cost reduction initiatives.

Interest Expense, net

Interest expense for the second quarter of 2017 was $5.1 million, compared with $5.8 million for the second quarter of 2016, a decrease of $0.7 million. The decrease in interest expense is primarily due to lower outstanding borrowings, partially offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for (Benefit from) Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2017 was a 31.7% provision, compared with a 25.9% provision for the second quarter of 2016. The ETR from continuing operations for the second quarter of 2017 was impacted by a net discrete expense totaling $2.1 million compared to a net discrete benefit totaling $0.1 million for the second quarter of 2016. Absent the discrete items, the ETR from continuing operations for the second quarter of 2017 and 2016 was a 22.6% provision and a 27.8% provision, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the second quarter of 2017 was a 3.1% provision, compared with a 4.5% benefit for the second quarter of 2016. The non-GAAP ETR from continuing operations for the second quarter of 2017 was impacted by a net discrete benefit totaling $1.5 million, primarily comprised of a $0.5 million expense related to the completion of the Company's 2013 pre-spin U.S. income tax examination offset by a $1.8 million benefit related to the change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the second quarter of 2017 and 2016 was a 15.0% provision and a 27.8% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, net

Earnings from discontinued operations was $0.6 million for the second quarter of 2017, compared with a loss of $17.8 million for the second quarter of 2016. The change in discontinued operations was primarily driven by the sale of our speaker and receiver product line on July 7, 2016.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.34 for the second quarter of 2017, compared with $0.08 for the second quarter of 2016. The increase in diluted loss per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.13 for both the second quarter of 2017 and the second quarter of 2016.

Results of Operations for the Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

	Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016
Revenues	$383.9	$375.6

Gross profit	$139.3	$139.7
Non-GAAP gross profit	$148.7	$144.9

Loss from continuing operations before interest and income taxes	$(17.6)	$(6.0)
Adjusted earnings from continuing operations before interest and income taxes	$32.2	$26.1

Provision for income taxes	$7.1	$3.8
Non-GAAP provision for (benefit from) income taxes	$1.4	$(1.0)

Loss from continuing operations	$(35.0)	$(19.3)
Non-GAAP net earnings	$23.3	$19.2

Loss per share from continuing operations - diluted	$(0.39)	$(0.22)
Non-GAAP diluted earnings per share	$0.25	$0.21

Revenues

Revenues for the six months ended June 30, 2017 were $383.9 million, compared with $375.6 million for the six months ended June 30, 2016, an increase of $8.3 million or 2.2%. PD revenues increased $4.2 million due to higher shipments of timing device products for the defense market and higher capacitor shipments primarily related to our acquisition in January 2017, partially offset by lower pricing. Audio revenues increased $4.1 million due to increased shipments of MEMS microphones to our North American customers, driven by market growth in IoT and multiple microphone adoption, partially offset by lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have experienced lower demand as a result of being more disciplined with our pricing.

Cost of Goods Sold

COGS for the six months ended June 30, 2017 was $239.5 million, compared with $234.5 million for the six months ended June 30, 2016, an increase of $5.0 million or 2.1%. This increase was primarily due to increased shipments of MEMS microphones, partially offset by favorable impacts from productivity initiatives and foreign currency exchange rate changes.

Impairment charges

During the second quarter of 2017, we recorded total impairment charges of $21.3 million, which are related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Impairment charges of $1.4 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 3. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2017, we recorded total restructuring charges of $7.2 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts. The restructuring charges consist primarily of actions associated with the continued transfer of our hearing health manufacturing into a lower-cost Asian manufacturing facility and the actions associated with lowering operating expenses. Total restructuring charges of $3.7 million were classified as COGS and $3.5 million were classified as Operating expenses.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2017 was $139.3 million, compared with $139.7 million for the six months ended June 30, 2016, a decrease of $0.4 million or 0.3%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2017 was 36.3%, compared with 37.2% for the six months ended June 30, 2016. The gross profit and margin decreased primarily due to lower average selling prices, increased restructuring charges and higher impairment charges, partially offset by increased shipments of MEMS microphones, favorable impacts from productivity initiatives and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the six months ended June 30, 2017 was $148.7 million, compared with $144.9 million for the six months ended June 30, 2016, an increase of $3.8 million or 2.6%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2017 was 38.7%, compared with 38.6% for the six months ended June 30, 2016. The non-GAAP gross profit and margin increases were primarily due to increased shipments of MEMS microphones, favorable impacts from productivity initiatives and favorable foreign currency exchange rate changes, partially offset by lower average selling prices.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 were $52.9 million, compared with $51.9 million for the six months ended June 30, 2016, an increase of $1.0 million or 1.9%. Research and development expenses as a percentage of revenues for both the six months ended June 30, 2017 and 2016 was 13.8%. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2017 were $76.8 million, compared with $88.3 million for the six months ended June 30, 2016, a decrease of $11.5 million or 13.0%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2017 and 2016 were 20.0% and 23.5%, respectively. The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower intangible amortization costs, benefits of our cost reduction initiatives and increased revenues.

Loss from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes for the six months ended June 30, 2017 was $17.6 million, compared with $6.0 million for the six months ended June 30, 2016, an increase of $11.6 million. The increased loss was primarily due to higher operating expenses and unfavorable foreign currency exchange impacts. The higher operating expenses were driven by higher impairment charges, partially offset by lower intangible amortization costs and benefits of our operating cost reduction initiatives.

Adjusted EBIT for the six months ended June 30, 2017 was $32.2 million, compared with $26.1 million for the six months ended June 30, 2016, an increase of $6.1 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the six months ended June 30, 2017 was 8.4%, compared with 6.9% for the six months ended June 30, 2016. This increase was primarily due to a decrease in non-GAAP operating expenses, driven by operating cost reduction initiatives and an increase in non-GAAP gross profit, partially offset by unfavorable foreign currency exchange impacts.

Interest Expense, net

Interest expense for the six months ended June 30, 2017 was $10.3 million, compared with $9.5 million for the six months ended June 30, 2016, an increase of $0.8 million. The increase in interest expense is primarily due to non-cash interest expense related to the Company's issuance of $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 in a private placement in May 2016 ("the Notes") and higher interest rates, partially offset by lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for (Benefit from) Income Taxes

ETR from continuing operations for the six months ended June 30, 2017 was a 25.4% provision, compared with a 24.5% provision for the six months ended June 30, 2016. The ETR from continuing operations for the the six months ended June 30, 2017 and 2016 was impacted by a net discrete expense totaling $2.1 million and $1.0 million, respectively. Absent the discrete items, the ETR from continuing operations for six months ended June 30, 2017 was a 17.9% provision, compared to an 18.1% provision for the six months ended June 30, 2016. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2017 was a 5.7% provision, compared with a 6.0% benefit for the six months ended June 30, 2016. The non-GAAP ETR from continuing operations for the six months ended June 30, 2017 was impacted by a net discrete benefit totaling $1.7 million, primarily comprised of a $0.5 million expense related to the completion of the Company's 2013 pre-spin U.S. income tax examination offset by a $1.8 million benefit related to the change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for six months ended June 30, 2017 was a 12.6% provision, compared to an 18.1% provision for the six months ended June 30, 2016. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, net

Earnings from discontinued operations was $2.1 million for the six months ended June 30, 2017, compared with a loss of $34.7 million for the six months ended June 30, 2016. The change in discontinued operations was primarily driven by the sale of our speaker and receiver product line on July 7, 2016. In addition, the $2.1 million in earnings in the six months ended June 30, 2017 was primarily a result of recording income tax benefits.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.39 for the six months ended June 30, 2017, compared with $0.22 for the six months ended June 30, 2016. The increase in diluted loss per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the six months ended June 30, 2017 was $0.25, compared with $0.21 for the six months ended June 30, 2016. The increase in non-GAAP diluted earnings per share was mainly driven by higher Adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2017	2016	2017	2016
Gross profit	$71.7	$72.9	$139.3	$139.7
Stock-based compensation expense	0.5	0.5	0.9	1.0
Impairment charges	1.4	0.3	1.4	0.3
Restructuring charges	(0.6)	0.2	3.7	1.4
Production transfer costs (2)	2.0	1.2	3.4	2.5
Non-GAAP gross profit	$75.0	$75.1	$148.7	$144.9

Loss from continuing operations	$(30.3)	$(6.8)	$(35.0)	$(19.3)
Interest expense, net	5.1	5.8	10.3	9.5
Provision for income taxes	7.3	1.4	7.1	3.8
(Loss) earnings from continuing operations before interest and income taxes	(17.9)	0.4	(17.6)	(6.0)
Stock-based compensation expense	6.3	5.6	12.4	11.0
Intangibles amortization expense	2.3	5.6	5.3	11.2
Impairment charges	21.3	0.4	21.3	0.5
Restructuring charges	2.2	3.9	7.2	8.6
Production transfer costs (2)	2.0	1.2	3.4	2.5
Other loss (gain)(3)	0.2	(1.7)	0.2	(1.7)
Adjusted earnings from continuing operations before interest and income taxes	$16.4	$15.4	$32.2	$26.1

Interest expense, net	$5.1	$5.8	$10.3	$9.5
Interest expense, net non-GAAP reconciling adjustments (4)	1.4	1.6	2.8	1.6
Non-GAAP interest expense	$3.7	$4.2	$7.5	$7.9

Provision for income taxes	$7.3	$1.4	$7.1	$3.8
Income tax effects of non-GAAP reconciling adjustments	(6.9)	(1.9)	(5.7)	(4.8)
Non-GAAP provision for (benefits from) income taxes	$0.4	$(0.5)	$1.4	$(1.0)

Loss from continuing operations	$(30.3)	$(6.8)	$(35.0)	$(19.3)
Non-GAAP reconciling adjustments (5)	34.3	15.0	49.8	32.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.4	1.6	2.8	1.6
Income tax effects of non-GAAP reconciling adjustments	(6.9)	(1.9)	(5.7)	(4.8)
Non-GAAP net earnings	$12.3	$11.7	$23.3	$19.2

Diluted loss per share from continuing operations	$(0.34)	$(0.08)	$(0.39)	$(0.22)
Earnings per share non-GAAP reconciling adjustment	0.47	0.21	0.64	0.43
Non-GAAP diluted earnings per share	$0.13	$0.13	$0.25	$0.21

Diluted average shares outstanding	89,361,352	88,652,453	89,168,499	88,594,597
Non-GAAP adjustment (6)	3,336,773	2,394,692	3,299,206	1,921,514
Non-GAAP diluted average shares outstanding (6)	92,698,125	91,047,145	92,467,705	90,516,111

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures. Knowles believes that non-GAAP measures are useful supplements to its GAAP results of operations in evaluating certain aspects of its operations and financial performance, and its management team primarily focuses on non-GAAP items in evaluating Knowles' performance for business planning purposes. Knowles also believes that these measures assist it with comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance.
(2) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily in Asia. These amounts are included in the corresponding Gross profit and (Loss) earnings from continuing operations before interest and income taxes for each period presented.
(3) In 2017, Other loss (gain) primarily represents expenses related to the acquisition of certain assets of a capacitor manufacturer. In 2016, Other loss (gain) primarily represents a gain on the sale of investment related to non-controlling interest in a MEMs timing device company, partially offset by expenses related to the Audience acquisition.
(4) Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due 2021 that were issued in a private placement in May 2016. The imputed interest rate is 8.12% for the convertible notes due 2021, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.
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

Segment Results of Operations for the Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated net loss.

Audio

	Three Months Ended June 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$138.1		$140.3

Operating earnings	$(6.9)	(5.0)%	$7.8	5.6%
Other expense (income), net	0.2		(0.6)
(Loss) earnings from continuing operations before interest and income taxes	$(7.1)	(5.1)%	$8.4	6.0%
Stock-based compensation expense	2.9		2.6
Intangibles amortization expense	1.7		5.2
Impairment charges	21.3		0.4
Restructuring charges	0.7		3.2
Production transfer costs (1)	1.7		0.3
Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT")	$21.2	15.4%	$20.1	14.3%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in (loss) earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

Audio revenues were $138.1 million for the second quarter of 2017, compared with $140.3 million for the second quarter of 2016, a decrease of $2.2 million or 1.6%. Revenues decreased due to lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have experienced lower demand as a result of being more disciplined with our pricing. Partially offsetting the decreases were the increased shipments of MEMS microphones to one of our North American customers, driven by market growth in IoT.

(Loss) Earnings from Continuing Operations Before Interest and Income Taxes and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

(Loss) earnings from continuing operations before interest and income taxes was a $7.1 million loss for the second quarter of 2017, compared with $8.4 million of earnings for the second quarter of 2016, a decrease of $15.5 million. The decrease was primarily due to higher impairments of long-lived assets and lower average selling prices, partially offset by benefits from our productivity initiatives, increased shipments of MEMS microphones, lower amortization expenses, favorable impacts from foreign currency exchange rate changes and the benefits of our operating cost reduction initiatives.

Audio Adjusted EBIT was $21.2 million for the second quarter of 2017, compared with $20.1 million for the second quarter of 2016, an increase of $1.1 million. Adjusted EBIT margin for the second quarter of 2017 was 15.4%, compared to 14.3% for the second quarter of 2016. This increase was primarily due to benefits from productivity initiatives, increased shipments of MEMS microphones, favorable impacts from foreign currency exchange rate changes and the benefits of our operating cost reduction initiatives, partially offset by lower average selling prices.

Precision Devices

	Three Months Ended June 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$52.1		$50.0

Operating earnings	$5.6	10.7%	$3.7	7.4%
Other (income) expense, net	(0.3)		—
Earnings before interest and income taxes ("EBIT)	$5.9	11.3%	$3.7	7.4%
Stock-based compensation expense	0.2		0.1
Intangibles amortization expense	0.6		0.4
Restructuring charges	0.1		0.8
Production transfer costs (1)	0.3		0.9
Other	0.1		—
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$7.2	13.8%	$5.9	11.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing lower-cost facilities. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

PD revenues were $52.1 million for the second quarter of 2017, compared with $50.0 million for the second quarter of 2016, an increase of $2.1 million or 4.2%. Revenues increased due to higher capacitor shipments primarily related to our acquisition in January 2017 and increased shipments of our timing device products for the defense market, partially offset by lower pricing.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $5.9 million for the second quarter of 2017, compared with $3.7 million for the second quarter of 2016, an increase of $2.2 million. EBIT margin for the second quarter of 2017 was 11.3%, compared to 7.4% for the second quarter of 2016. The increases were primarily due to benefits from productivity initiatives, lower production transfer costs, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

PD Adjusted EBIT was $7.2 million for the second quarter of 2017, compared with $5.9 million for the second quarter of 2016, an increase of $1.3 million. Adjusted EBIT margin for the second quarter of 2017 was 13.8%, compared with 11.8% for the second quarter of 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

Segment Results of Operations for the Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated net loss.

Audio

	Six Months Ended June 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$282.3		$278.2

Operating earnings	$3.0	1.1%	$13.4	4.8%
Other expense (income), net	1.2		(0.7)
Earnings from continuing operations before interest and income taxes ("EBIT")	$1.8	0.6%	$14.1	5.1%
Stock-based compensation expense	5.6		5.0
Intangibles amortization expense	4.2		10.4
Impairment charges	21.3		0.5
Restructuring charges	5.4		6.2
Production transfer costs (1)	2.8		1.0
Other loss	—		0.1
Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT")	$41.1	14.6%	$37.3	13.4%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings before interest, income taxes and discontinued operations for each period presented.

Revenues

Audio revenues were $282.3 million for the six months ended June 30, 2017, compared with $278.2 million for the six months ended June 30, 2016, an increase of $4.1 million or 1.5%. Revenues increased due to increased shipments of MEMS microphones to our North American customers, driven by market growth in IoT and multiple microphone adoption, partially offset by lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have experienced lower demand as a result of being more disciplined with our pricing.

Earnings and Adjusted Earnings Before Interest, Income Taxes and Discontinued Operations

Audio EBIT was $1.8 million for the six months ended June 30, 2017, compared with $14.1 million for the six months ended June 30, 2016, a decrease of $12.3 million. EBIT margin for the six months ended June 30, 2017 was 0.6%, compared to 5.1% for the six months ended June 30, 2016. The decrease was primarily due to lower average selling prices and higher impairments of long-lived assets, partially offset by increased shipments of MEMS microphones, benefits from our productivity initiatives, lower amortization expenses, benefits of our operating cost reduction initiatives and favorable impacts from foreign currency exchange rate changes.

Audio Adjusted EBIT was $41.1 million for the six months ended June 30, 2017, compared with $37.3 million for the six months ended June 30, 2016, an increase of $3.8 million. Adjusted EBIT margin for the six months ended June 30, 2017 was 14.6%, compared to 13.4% for the six months ended June 30, 2016. This increase was primarily due to increased shipments of MEMS microphones, benefits from our productivity initiatives, the benefits of our operating cost reduction initiatives and favorable impacts from foreign currency exchange rate changes, partially offset by lower average selling prices.

Precision Devices

	Six Months Ended June 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$101.6		$97.4

Operating earnings	$11.2	11.0%	$4.8	4.9%
Other income, net	(0.2)		(0.2)
Earnings before interest and income taxes ("EBIT)	$11.4	11.2%	$5.0	5.1%
Stock-based compensation expense	0.4		0.4
Intangibles amortization expense	1.1		0.8
Restructuring charges	0.3		2.1
Production transfer costs (1)	0.6		1.5
Other	0.1		—
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$13.9	13.7%	$9.8	10.1%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

PD revenues were $101.6 million for the six months ended June 30, 2017, compared with $97.4 million for the six months ended June 30, 2016, an increase of $4.2 million or 4.3%. Revenues increased due to higher shipments of timing device products for the defense market and higher capacitor shipments primarily related to our acquisition in January 2017, partially offset by lower pricing.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $11.4 million for the six months ended June 30, 2017, compared with $5.0 million for the six months ended June 30, 2016, an increase of $6.4 million. EBIT margin for the six months ended June 30, 2017 was 11.2%, compared to 5.1% for the six months ended June 30, 2016. The increases were primarily due to benefits from productivity initiatives, lower restructuring charges, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

PD Adjusted EBIT was $13.9 million for the six months ended June 30, 2017, compared with $9.8 million for the six months ended June 30, 2016, an increase of $4.1 million. Adjusted EBIT margin for the six months ended June 30, 2017 was 13.7%, compared with 10.1% for the six months ended June 30, 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid quarterly in equal installments from 2018 through 2019, less any purchase price adjustments. This acquisition's operations are included in the PD segment.

Our cash and cash equivalents totaled $48.6 million and $66.2 million at June 30, 2017 and December 31, 2016, respectively. Of these amounts, cash held by our non-U.S. operations totaled $41.3 million and $58.4 million as of June 30, 2017 and December 31, 2016, respectively.

Cash Flow Summary

Cash flows from operating, investing and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash flows provided by (used in):
Operating activities	$21.4	$10.2
Investing activities	(33.8)	(17.5)
Financing activities	(5.7)	(8.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.2)
Net decrease in cash and cash equivalents	$(17.6)	$(16.1)

Operating Activities

Cash provided by operating activities in 2017 increased $11.2 million compared to 2016, primarily due to lower cash operating expenses, partially offset by a higher investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus inventories, less accounts payable) of $28.5 million.

Investing Activities

The increase in cash used in investing activities was driven by higher cash payments for capital expenditures to support our manufacturing capacity expansion and the capacitors acquisition.

In 2017, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenue.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2017 is primarily related to the $4.5 million payment of taxes related to net share settlement of equity awards and the $3.6 million principal payment on our term loan, partially offset by $3.1 million of proceeds received for option exercises, whereas cash used in financing activities for the six months ended June 30, 2016 were primarily related to the $166.5 million in principal payments to our term loan, a $44.5 million purchase of convertible note hedges and the $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of convertible senior notes and $39.1 million of proceeds from the issuance of warrants. For additional information on our debt, see Note 9. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount and amortization) consist of the following:

(in millions)	June 30, 2017	December 31, 2016
3.25% Convertible Senior Notes	$138.5	$135.1
Term loan and revolving credit facility	159.6	163.1
Total	298.1	298.2
Less: current maturities	13.3	9.7
Total long-term debt	$284.8	$288.5

The interest rate under the term loan and revolving credit facility is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At June 30, 2017, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a discussion of our exposure to market risk as of December 31, 2016, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2017, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 31, 2017	/s/ John S. Anderson
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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2017, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)