Form 10-Q
period 2017-09-30
Knowles Corp
filed 2017-10-30
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 26, 2017 was 89,468,491.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$221.7	$243.1	$605.6	$618.7
Cost of goods sold	138.7	148.2	378.2	382.7
Impairment charges	0.3	—	1.7	—
Restructuring charges - cost of goods sold	0.2	—	3.9	1.4
Gross profit	82.5	94.9	221.8	234.6
Research and development expenses	23.9	23.3	76.8	75.2
Selling and administrative expenses	36.8	43.0	113.6	131.3
Impairment charges	—	—	19.9	—
Restructuring charges	0.9	2.1	4.4	9.3
Operating expenses	61.6	68.4	214.7	215.8
Operating earnings	20.9	26.5	7.1	18.8
Interest expense, net	5.1	5.6	15.4	15.1
Other expense (income), net	—	—	3.8	(1.7)
Earnings (loss) before income taxes and discontinued operations	15.8	20.9	(12.1)	5.4
Provision for income taxes	0.4	—	7.5	3.8
Earnings (loss) from continuing operations	15.4	20.9	(19.6)	1.6
Earnings (loss) from discontinued operations, net	0.3	(28.5)	2.4	(63.2)
Net earnings (loss)	$15.7	$(7.6)	$(17.2)	$(61.6)

Earnings (loss) per share from continuing operations:
Basic	$0.17	$0.24	$(0.22)	$0.02
Diluted	$0.17	$0.24	$(0.22)	$0.02

Earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.32)	$0.03	$(0.71)
Diluted	$—	$(0.32)	$0.03	$(0.71)

Net earnings (loss) per share:
Basic	$0.18	$(0.08)	$(0.19)	$(0.69)
Diluted	$0.17	$(0.08)	$(0.19)	$(0.69)

Weighted-average common shares outstanding:
Basic	89,469,996	88,720,888	89,270,103	88,637,001
Diluted	90,373,112	89,317,806	89,270,103	88,997,050

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings (loss)	$15.7	$(7.6)	$(17.2)	$(61.6)

Other comprehensive earnings, net of tax

Foreign currency translation	4.9	27.2	25.0	37.1

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	0.8	(0.2)	2.4	(0.3)
Net (gains) losses reclassified into earnings	(0.4)	0.1	1.3	(0.1)
Total cash flow hedges	0.4	(0.1)	3.7	(0.4)

Other comprehensive earnings, net of tax	5.3	27.1	28.7	36.7

Comprehensive earnings (loss)	$21.0	$19.5	$11.5	$(24.9)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$57.7	$66.2
Receivables, net of allowances of $0.8 and $1.7	152.4	145.1
Inventories, net	148.3	108.2
Prepaid and other current assets	12.7	10.6
Total current assets	371.1	330.1
Property, plant, and equipment, net	193.8	186.2
Goodwill	907.7	894.6
Intangible assets, net	57.5	77.4
Other assets and deferred charges	23.8	25.8
Assets of discontinued operations	—	0.9
Total assets	$1,553.9	$1,515.0

Current liabilities:
Current maturities of long-term debt	$13.3	$9.7
Accounts payable	75.3	71.8
Accrued compensation and employee benefits	30.3	34.7
Other accrued expenses	31.8	26.0
Federal and other taxes on income	4.7	6.8
Total current liabilities	155.4	149.0
Long-term debt	297.9	288.5
Deferred income taxes	22.3	21.7
Other liabilities	41.4	41.4
Liabilities of discontinued operations	—	6.0
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 89,467,773 and 88,737,284 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	0.9	0.9
Additional paid-in capital	1,516.8	1,499.8
Accumulated deficit	(377.4)	(360.2)
Accumulated other comprehensive loss	(103.4)	(132.1)
Total stockholders' equity	1,036.9	1,008.4
Total liabilities and stockholders' equity	$1,553.9	$1,515.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$0.9	$1,499.8	$(360.2)	$(132.1)	$1,008.4
Net loss	—	—	(17.2)	—	(17.2)
Other comprehensive earnings, net of tax	—	—	—	28.7	28.7
Stock-based compensation expense	—	18.6	—	—	18.6
Common stock issued for exercise of stock options	—	3.3	—	—	3.3
Tax on restricted stock unit vesting	—	(4.9)	—	—	(4.9)
Balance at September 30, 2017	$0.9	$1,516.8	$(377.4)	$(103.4)	$1,036.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(17.2)	$(61.6)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	44.4	57.8
Loss on sale of business	—	25.6
Impairment of intangibles	16.2	—
Stock-based compensation	18.6	16.4
Impairment charges on fixed and other assets	5.4	—
Non-cash interest expense and amortization of debt issuance costs	5.5	3.9
Deferred income taxes	(0.6)	(1.4)
(Gain) loss on disposal of fixed assets	(0.2)	1.3
Other, net	5.5	3.6
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(4.1)	30.1
Inventories, net	(35.8)	8.0
Prepaid and other current assets	(0.8)	(2.2)
Accounts payable	(4.4)	(31.8)
Accrued compensation and employee benefits	(5.4)	(5.0)
Other accrued expenses	5.2	(7.8)
Accrued and deferred taxes, net	(3.9)	3.8
Other non-current assets and non-current liabilities	2.7	(2.9)
Net cash provided by operating activities	31.1	37.8

Investing Activities
Proceeds from the sale of business	—	40.6
Proceeds from the sale of investment	—	2.0
Proceeds from the sale of property, plant, and equipment	0.5	2.0
Acquisition of business (net of cash acquired)	(2.5)	—
Additions to property, plant, and equipment	(43.4)	(31.0)
Net cash (used in) provided by investing activities	(45.4)	13.6

Financing Activities
Payments under revolving credit facility	—	(77.0)
Borrowings under revolving credit facility	15.0	32.0
Principal payments on term loan debt	(7.2)	(166.5)
Proceeds from issuance of convertible senior notes	—	172.5
Proceeds from issuance of warrants	—	39.1
Purchase of convertible note hedges	—	(44.5)
Debt issuance costs	—	(6.7)
Proceeds from exercise of stock-based awards	3.3	—
Payments of capital lease obligations	(1.2)	(1.9)
Payment of taxes related to net share settlement of equity awards	(4.9)	(1.5)
Net cash provided by (used in) financing activities	5.0	(54.5)

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.2)

Net decrease in cash and cash equivalents	(8.5)	(3.3)
Cash and cash equivalents at beginning of period	66.2	63.3
Cash and cash equivalents at end of period	$57.7	$60.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE: KN) is a market leader and global supplier of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. Knowles uses its leading position in MEMS (micro-electro-mechanical systems) microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, and wearables. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high-end oscillators (timing devices) and capacitors. The Company's focus on its customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables the Company to deliver innovative solutions that optimize the user experience. References to “Knowles,” “the Company,” “we,” “our,” and “us” refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. During the first quarter of 2017, the Company recorded a correcting entry of $1.1 million related to inventory reserves and incentive compensation accruals. These items, which decreased earnings (loss) before income taxes and discontinued operations, are not material to the Consolidated Financial Statements for any impacted period.

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

In January 2017, the Company changed its allocation of resources and its internal reporting structure to facilitate delivering growth in its core business. Given these changes, beginning in January 2017, the Company's two reportable segments are as follows:

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear, and Internet of Things (IoT) markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support, and engineering facilities in North America, Europe, and Asia; and manufacturing facilities in Asia.

•	Precision Devices ("PD") Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers, and medical implants serving the defense, aerospace, telecommunication, and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

Financial reporting under this new structure is included within this report on Form 10-Q and historical financial segment information has been recast to conform to this new presentation within our financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid in quarterly installments from 2018 through the first quarter of 2019, less any purchase price adjustments. This acquisition's operations are included in the PD segment. The financial results of this acquisition were included in our Consolidated Financial Statements beginning January 11, 2017.

As discussed in Note 2. Disposed and Discontinued Operations, the Company completed its sale of the speaker and receiver product line on July 7, 2016 ("Speaker and Receiver Product Line"). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the Speaker and Receiver Product Line have been reclassified as discontinued operations for all periods presented.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2017 and 2016 were $3.6 million and $3.8 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Disposed and Discontinued Operations

Management and the Board of Directors conduct strategic reviews of its businesses periodically. On February 11, 2016, the Company announced its intention to sell the Speaker and Receiver Product Line, and as a result, reclassified the Speaker and Receiver Product Line within the Audio segment to discontinued operations in the first quarter of 2016. On July 7, 2016, the Company completed the sale of its Speaker and Receiver Product Line for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million. The Company recorded a loss of $25.6 million as a result of the sale, which included $26.9 million of loss amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The results of discontinued operations for the three and nine months ended September 30, 2017 and 2016 reflect the net earnings (loss) of the Speaker and Receiver Product Line.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues	$—	$5.5	$—	$50.6
Cost of goods sold	(0.5)	8.6	(0.6)	64.3
Restructuring charges - cost of goods sold	—	0.1	—	9.4
Gross profit (loss)	0.5	(3.2)	0.6	(23.1)
Research and development expenses	—	0.2	—	6.9
Selling and administrative expenses	0.1	(1.5)	(0.4)	6.6
Restructuring charges	—	—	—	1.8
Operating expenses (income)	0.1	(1.3)	(0.4)	15.3

Loss on sale of business	—	25.6	—	25.6

Earnings (loss) from discontinued operations before taxes	0.4	(27.5)	1.0	(64.0)
Provision for (benefit from) income taxes	0.1	1.0	(1.4)	(0.8)
Earnings (loss) from discontinued operations, net of tax	$0.3	$(28.5)	$2.4	$(63.2)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	September 30, 2017	December 31, 2016
Assets of Discontinued Operations:
Accounts receivable	$—	$0.6
Prepaid and other current assets	—	0.3
Total current assets	—	0.9
Total assets	$—	$0.9

Liabilities of Discontinued Operations:
Accounts payable	$—	$2.8
Other current liabilities	—	3.2
Total current liabilities	—	6.0
Total liabilities	$—	$6.0

The following table presents the depreciation and purchases of property, plant, and equipment of discontinued operations related to the Speaker and Receiver Product Line:

	Nine Months Ended September 30,
(in millions)	2017	2016
Depreciation	$—	$0.8
Additions to property, plant, and equipment	$—	$2.5

There was no amortization related to the Speaker and Receiver Product Line for the nine months ended September 30, 2017 and 2016. There were no additions to property, plant, and equipment included in accounts payable at September 30, 2017 and 2016.

3. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2017, an updated strategic plan was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated unpatented technologies and property, plant, and equipment assets. The utilization of undiscounted future cash flows was used to determine recoverability of the long-lived assets. The fair value of the intangibles was determined through the use of discounted cash flows, and the fair value of fixed assets was determined using their liquidation value. As a result of this analysis, the Company concluded that the fair values of these long-lived assets were less than their respective carrying values as of June 30, 2017. The Company recorded total impairment charges of $21.3 million, of which $5.1 million is related to fixed assets and $16.2 million is related to intangible assets. The Company recorded $1.4 million of the charges within Impairment charges in Gross profit and recorded $19.9 million within the Impairment charges line item in Operating expenses within the Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2017	December 31, 2016
Raw materials	$73.7	$64.1
Work in progress	28.4	18.0
Finished goods	77.9	60.9
Subtotal	180.0	143.0
Less reserves	(31.7)	(34.8)
Total	$148.3	$108.2

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2017	December 31, 2016
Land	$9.1	$9.2
Buildings and improvements	121.9	112.3
Machinery, equipment, and other	512.4	464.8
Subtotal	643.4	586.3
Less accumulated depreciation	(449.6)	(400.1)
Total	$193.8	$186.2

During the nine months ended September 30, 2017, the Company recorded $5.4 million in impairment charges on fixed assets. See Note 3. Impairments for more information.

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2017:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2016	$708.7	$185.9	$894.6
Foreign currency translation	13.3	(0.2)	13.1
Balance at September 30, 2017	$722.0	$185.7	$907.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.3	$0.2	$0.3	$0.2
Patents	42.9	22.9	42.9	19.3
Customer relationships	159.5	154.3	156.2	152.8
Unpatented technologies	66.6	66.4	92.2	73.9
Other	3.1	3.1	3.1	3.1
Total	272.4	246.9	294.7	249.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$57.5		$77.4

As discussed in Note 1. Basis of Presentation, the Company completed an acquisition of certain assets of a capacitors manufacturer on January 11, 2017, for cash consideration of $4.0 million. As a result of this acquisition, the Company acquired a customer list for $3.3 million during the nine months ended September 30, 2017, which is included in "Customer relationships" in the table above. The Company is using a five year life to amortize the newly acquired customer list.

Amortization expense totaled $1.7 million and $5.6 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense was $7.0 million and $16.8 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q4 2017	$1.7
2018	6.9
2019	6.3
2020	5.3
2021	5.3

During the nine months ended September 30, 2017, the Company recorded a $16.2 million impairment charge on unpatented technologies intangible assets. See Note 3. Impairments for more information.

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three and nine months ended September 30, 2017, the Company recorded restructuring charges of $0.2 million and $3.9 million within Cost of goods sold ("COGS") for actions primarily associated with transferring certain operations of hearing health manufacturing to a lower-cost Asian manufacturing facility. The transfer is expected to be substantially completed by the end of 2017. This was recorded as part of the Audio segment.

During the three and nine months ended September 30, 2017, the Company recorded restructuring charges of $0.9 million and $4.4 million within Operating expenses, primarily for actions associated with rationalizing the research and development workforce. During the three months ended September 30, 2017, charges of $0.5 million were recorded for the Corporate segment and charges of $0.4 million were recorded for the Audio segment. During the nine months ended September 30, 2017, charges of $2.1 million were recorded for the Audio segment, charges of $2.0 million were recorded for the Corporate segment, and charges of $0.3 million were recorded for the PD segment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended September 30, 2016, the Company recorded restructuring charges of $2.1 million within operating expenses, primarily for actions associated with rationalizing the selling and administrative workforce.

During the nine months ended September 30, 2016, the Company recorded restructuring charges of $10.7 million, comprised primarily of the restructuring actions associated with the integration of Audience, Inc. The remaining charges primarily relate to actions associated with rationalizing the selling and administrative workforce and the residual expenses for the continued transfer of our capacitors business into lower-cost Asian manufacturing facilities. Total restructuring charges of $1.4 million were classified as COGS and $9.3 million were classified as Operating expenses.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Audio (1)	$0.6	$1.0	$6.0	$7.1
Precision Devices	—	—	0.3	2.1
Corporate	0.5	1.1	2.0	1.5
Total	$1.1	$2.1	$8.3	$10.7

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2016	$3.4	$0.4	$3.8
Restructuring charges (1)	6.5	1.8	8.3
Payments	(4.8)	(1.8)	(6.6)
Balance at September 30, 2017	$5.1	$0.4	$5.5
(1) During the nine months ended September 30, 2017, the Company reversed $0.9 million of previously recorded restructuring charges in COGS due to subsequent developments that impacted the previously estimated amounts.

The severance and restructuring accruals are recorded in the following accounts on the Consolidated Balance Sheets:

(in millions)	September 30, 2017	December 31, 2016
Other accrued expenses	$5.2	$3.6
Other liabilities	0.3	0.2
Total	$5.5	$3.8

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

Cash Flow Hedging

The Company uses cash flow hedges to minimize the variability in cash flows of assets, liabilities, or forecasted transactions caused by fluctuations in foreign currency exchange rates or market interest rates. These derivatives, which are designated cash flow hedges, are carried at fair value. The changes in their fair values are recorded to Accumulated Other Comprehensive Income (Loss) ("AOCI") and reclassified in current earnings when the hedge contract matures or becomes ineffective.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted sales and purchases, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program to primarily reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At September 30, 2017 and December 31, 2016, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $26.5 million and $75.4 million, respectively.

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

Economic (Non-Designated) Hedging

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency risk. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effectively economic hedges. The changes in fair value of these economic hedges are immediately recognized in earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in the fair value recorded in "Other expense (income), net" in our Consolidated Statements of Earnings. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At September 30, 2017, the notional value of the derivatives related to economic hedging was $25.2 million and the Company held no open positions related to economic hedges at December 31, 2016.

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

Fair Value Measurements

All derivatives are carried at fair value on the Company’s Consolidated Balance Sheets. ASC 820, Fair Value Measurement, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

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

The Company determines the fair values of its derivatives based on standard valuation models or observable market inputs such as quoted market prices, foreign currency exchange rates, or interest rates and therefore, the Company classifies the derivatives within Level 2 of the valuation hierarchy.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the fair values of derivative instruments held by the Company at September 30, 2017 and December 31, 2016 and the balance sheet lines to which they are recorded (in millions):

Hedge Type	Balance Sheet Line Item	September 30, 2017	December 31, 2016
Cash flow hedges	Prepaid and other current assets	$0.8	$—
Cash flow hedges	Other accrued expenses	0.4	3.6
Cash flow hedges	Other liabilities	—	0.2
Economic hedges	Other accrued expenses	0.1	—

Accounting for derivatives requires that derivative instruments be recognized as either assets or liabilities at fair value. However, accounting for the gains and losses resulting from changes in fair value depends upon the use of the derivative and whether it is considered designated and qualified for hedge accounting.

For non-designated foreign currency economic hedge derivative contracts, for which the Company does not apply hedge accounting, the changes in fair value of the derivative instrument are immediately recognized in earnings within Other expense (income), net.

For currency forward contracts and interest rate swaps, which are designated as cash flow hedge derivatives and for which the Company applies hedge accounting guidance, the fair value of the effective portion of these hedges is recorded within AOCI and reclassified and recognized in current earnings when the hedge contract matures or is determined to be ineffective. As a result, the Company has recorded gains of $0.5 million and losses of $3.2 million to AOCI on the Company’s Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

For economic hedges, for which the Company does not apply hedge accounting, the following (gains) losses were recorded for the three and nine months ended September 30, 2017 and 2016:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Statement of Earnings Line	2017	2016	2017	2016
Economic hedges	Other expense (income), net	$(0.5)	$0.5	$(1.4)	$0.5

The following table presents the pre-tax impact of changes in the fair values of the designated derivatives, which qualify for hedge accounting during the three and nine months ended September 30, 2017 and 2016. Knowles reclassified these (gains) losses out of AOCI into Other expense (income), net as follows:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Statement of Earnings Line	2017	2016	2017	2016
Cash flow hedges	Other expense (income), net	$(0.4)	$0.1	$1.3	$(0.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2017	December 31, 2016
3.25% Convertible Senior Notes	$140.2	$135.1
Term loan and revolving credit facility	171.0	163.1
Total	311.2	298.2
Less: current maturities	13.3	9.7
Total long-term debt	$297.9	$288.5

On October 11, 2017, the Company entered into a Revolving Credit Facility Agreement. See Note 17. Subsequent Events for additional information.

Total debt principal payments over the next five years are as follows:

(in millions)	Q4 2017	2018	2019	2020	2021
Debt principal payments (1)	$3.6	$14.4	$153.3	$—	$172.5
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

●
during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

●	upon the occurrence of specified corporate events.

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of September 30, 2017, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In accounting for the transaction costs related to the Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component, totaling $5.0 million, are being amortized to interest expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.3 million, were netted with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax asset of $0.5 million on a portion of the equity component transaction costs which are deductible for tax purposes and immediately recorded a valuation allowance against this deferred tax asset.

The Notes consist of the following:

(in millions)	September 30, 2017	December 31, 2016
Liability component:
Principal	$172.5	$172.5
Less: debt issuance costs and debt discount, net of amortization	(32.3)	(37.4)
Total	140.2	135.1
Less: current maturities (1)	(0.9)	(0.9)
Long-term portion	$141.1	$136.0

Equity component (2)	$29.9	$29.9
(1) No short-term principal with $0.9 million of short-term debt issuance costs.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2017 was $194.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last trading day for the third quarter of 2017.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
3.25% coupon	$1.4	$1.4	$4.2	$2.4
Amortization of debt issuance costs	0.3	0.3	0.7	0.4
Amortization of debt discount	1.4	1.4	4.3	2.3
Total	$3.1	$3.1	$9.2	$5.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Term Loan and Revolving Credit Facility

Term loan and revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2017	December 31, 2016
Term loan due January 2019	$111.3	$118.5
$300.0 million revolving credit facility due January 2019	60.0	45.0
Less: debt issuance costs, net of amortization	(0.3)	(0.4)
Total	171.0	163.1
Less: current maturities(1)	14.2	10.6
Long-term portion	$156.8	$152.5
(1) Inclusive of $0.2 million of short-term debt issuance costs.

The $300.0 million five-year senior secured revolving credit facility, as well as a five-year senior secured term loan facility, which are referred to collectively as the "Credit Facilities," includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the credit agreement governing the Credit Facilities. At September 30, 2017, the Company was in compliance with these covenants and expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facilities is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving facility at a rate of 0.2% to 0.4%. The weighted-average interest rate on the Company's borrowings under the Credit Facilities includes interest expense related to the monthly interest rate swap settlements and was 3.68% and 2.71% for the nine months ended September 30, 2017 and 2016, respectively. The weighted-average commitment fee on the revolving line of credit was 0.37% and 0.40% for the nine months ended September 30, 2017 and 2016, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For supplemental cash flow purposes, cash paid for interest was $7.3 million and $7.6 million for the nine months ended September 30, 2017 and 2016, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$4.9	$—	$4.9	$27.2	$—	$27.2
Changes in fair value of cash flow hedges	0.5	(0.1)	0.4	(0.1)	—	(0.1)
Other comprehensive earnings, net of tax	$5.4	$(0.1)	$5.3	$27.1	$—	$27.1

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$25.0	$—	$25.0	$37.1	$—	$37.1
Changes in fair value of cash flow hedges	4.2	(0.5)	3.7	(0.5)	0.1	(0.4)
Other comprehensive earnings, net of tax	$29.2	$(0.5)	$28.7	$36.6	$0.1	$36.7

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax, during the nine months ended September 30, 2017 and 2016:

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2016	$(3.2)	$(112.3)	$(16.6)	$(132.1)
Other comprehensive earnings, net of tax	3.7	25.0	—	28.7
Balance at September 30, 2017	$0.5	$(87.3)	$(16.6)	$(103.4)

(in millions)	Cash flow hedges	Cumulative foreign currency translation adjustments	Employee benefit plans	Total
Balance at December 31, 2015	$(1.6)	$(113.1)	$(11.5)	$(126.2)
Other comprehensive earnings, net of tax	(0.4)	37.1	—	36.7
Balance at September 30, 2016	$(2.0)	$(76.0)	$(11.5)	$(89.5)

During the three and nine months ended September 30, 2017, there were $0.4 million of earnings reclassified from accumulated other comprehensive loss to earnings and $1.3 million of losses reclassified into earnings, respectively. During the three and nine months ended September 30, 2016, there were losses of $0.1 million reclassified into earnings and $0.1 million of earnings reclassified from accumulated other comprehensive loss to earnings, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings or loss, tax laws, and changes resulting from tax audits can affect the overall ETR, which impacts the level of income tax expense and net income or loss. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections. The year-to-date ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holiday in Malaysia, and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2017 was a 2.5% provision and a 62.0% provision, respectively. During the three and nine months ended September 30, 2017, the ETR from continuing operations was impacted by discrete items totaling $3.5 million of benefit and $1.4 million of benefit, respectively. The Company recorded a $3.8 million benefit during the third quarter as a result of settling its German tax exam, which is partially offset by $2.9 million of expense recognized during the second quarter upon settlement of its 2013 pre-spin U.S. income tax exam. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2017 was a 24.7% provision and a 73.6% provision, respectively.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2016 was nil and a 70.4% provision, respectively. During the three and nine months ended September 30, 2016, the ETR from continuing operations was impacted by discrete items totaling $4.4 million of benefit and $3.4 million of benefit, respectively. The $3.4 million of benefit for the nine months ended September 30, 2016 is primarily related to a $4.7 million discrete tax benefit in our Malaysian subsidiary resulting from the recognition of deferred tax assets due to the Company's anticipation that, on January 1, 2017, it would not satisfy all of the conditions of one of its Malaysian tax holidays as a result of the sale of our Speaker and Receiver Product Line. Absent discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2016 was a 21.1% provision and an 133.3% provision, respectively.

The changes in ETR, excluding discrete items, were due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and nine months ended September 30, 2017 was approximately $7.8 million and $11.9 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the three and nine months ended September 30, 2017 is $0.09 and $0.13 per share, respectively. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2016 was approximately $12.0 million and $18.2 million, respectively, of which $4.7 million relates to the discrete tax impact of recognizing deferred tax assets during the period. The continuing operations benefit of the tax holidays on a per share basis for the three and nine months ended September 30, 2016 was $0.14 and $0.21 per share, respectively, of which $0.05 per share relates to the discrete tax impact of recognizing deferred tax assets during the period.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.2 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, stock-based compensation expense was $18.6 million and $16.2 million, respectively.

Stock Options

The expense related to stock options granted in the nine months ended September 30, 2017 and 2016 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	Nine Months Ended September 30,
	2017			2016
Risk-free interest rate	1.73%	to	1.93%	1.04%	to	1.12%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	38.1%	to	38.8%	37.0%	to	39.6%
Fair value at date of grant	$6.07	to	$6.73	$3.76	to	$4.27

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2017 (in millions, except share and per share amounts).

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	898,718	$21.25			4,684,117	$18.03
Granted	—	—			787,010	19.17
Exercised	(31,665)	12.33			(226,368)	14.36
Forfeited	—	—			(273,050)	15.49
Expired	(16,537)	23.20			(77,166)	25.33
Outstanding at September 30, 2017	850,516	$21.54	$0.2	4.3	4,894,543	$18.38	$6.8	5.0

Exercisable at September 30, 2017	850,516	$21.54	$0.2	4.3	2,230,395	$20.54	$2.1	4.4

There was no unrecognized compensation expense related to SSARs at September 30, 2017. At September 30, 2017, unrecognized compensation expense related to stock options not yet exercisable was $9.3 million and is expected to be recognized over a weighted-average period of 1.2 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the nine months ended September 30, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	2,074,998	$14.94
Granted	1,305,818	18.67
Vested	(788,168)	16.13
Forfeited	(369,542)	15.72
Unvested at September 30, 2017	2,223,106	$16.55

At September 30, 2017, $26.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU balances for the nine months ended September 30, 2017.

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2016	—	$—
Granted	176,000	15.32
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2017	176,000	$15.32

At September 30, 2017, $2.2 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.4 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2017	2016	2017	2016
Earnings (loss) from continuing operations	$15.4	$20.9	$(19.6)	$1.6
Earnings (loss) from discontinued operations, net	0.3	(28.5)	2.4	(63.2)
Net earnings (loss)	$15.7	$(7.6)	$(17.2)	$(61.6)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.17	$0.24	$(0.22)	$0.02
Earnings (loss) from discontinued operations, net	0.01	(0.32)	0.03	(0.71)
Net earnings (loss) per share	$0.18	$(0.08)	$(0.19)	$(0.69)

Weighted-average shares outstanding	89,469,996	88,720,888	89,270,103	88,637,001

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.17	$0.24	$(0.22)	$0.02
Earnings (loss) from discontinued operations, net	—	(0.32)	0.03	(0.71)
Net earnings (loss) per share	$0.17	$(0.08)	$(0.19)	$(0.69)

Weighted-average shares outstanding	90,373,112	89,317,806	89,270,103	88,997,050

For the three and nine months ended September 30, 2017, the weighted-average number of anti-dilutive potential common shares excluded from the earnings per share calculation above was 4,092,338 and 5,067,013, respectively. For the three and nine months ended September 30, 2016, the weighted-average number of anti-dilutive potential common shares excluded from the earnings per share calculation above was 5,227,427 and 5,449,342, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business, including those related to intellectual property, which may be owned by it or others. The Company owns many patents covering products, technology, and manufacturing processes. Some of these patents have been and may continue to be challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of the Company’s intellectual property, may be substantial. Additionally, in multi-forum disputes, the Company may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal proceedings or claims, individually or in the aggregate, will have a material adverse effect on its cash flow, results of operations, or financial condition.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at September 30, 2017 and December 31, 2016.

15. Segment Information

In January 2017, the Company changed its allocation of resources and its internal reporting structure to facilitate delivering growth in its core business. Given these changes, beginning in January 2017, the Company's two reportable segments are as follows:

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support, and engineering facilities in North America, Europe, and Asia; and manufacturing facilities in Asia.

•	PD Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers and medical implants serving the defense, aerospace, telecommunication, and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

Historical financial segment information has been recast to conform to the new segment presentation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues:
Audio	$167.8	$193.4	$450.1	$471.6
Precision Devices	53.9	49.7	155.5	147.1
Total consolidated revenues	$221.7	$243.1	$605.6	$618.7

Earnings from continuing operations before interest and income taxes:
Audio	$28.1	$36.5	$29.9	$50.6
Precision Devices	6.6	5.3	18.0	10.3
Total segments	34.7	41.8	47.9	60.9
Corporate expense / other	13.8	15.3	44.6	40.4
Interest expense, net	5.1	5.6	15.4	15.1
Earnings (loss) before income taxes and discontinued operations	15.8	20.9	(12.1)	5.4
Provision for income taxes	0.4	—	7.5	3.8
Earnings (loss) from continuing operations	$15.4	$20.9	$(19.6)	$1.6

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2017	December 31, 2016
Audio	$1,370.9	$1,349.1
Precision Devices	180.1	162.9
Corporate / eliminations	2.9	2.1
Discontinued operations	—	0.9
Total	$1,553.9	$1,515.0

16. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard requires adoption on a modified retrospective basis for hedging relationships existing as of the adoption date and on a prospective basis for the amended presentation and disclosure requirements. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting and plans to adopt this standard on January 1, 2019.

In May 2017, the FASB issued ASU 2017-09 that provides guidance about when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard requires adoption on a prospective basis for awards modified on or after the adoption date. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements. The Company plans to adopt this standard on January 1, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension and post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside of any subtotal of operating income. This standard is effective for public business entities for annual periods or any interim periods beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. Early adoption is permitted. The Company does not expect the new guidance to have a significant impact on its Consolidated Financial Statements and plans to adopt this standard on January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, which requires a reporting entity to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or liabilities. This standard is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under specific circumstances and prospective application of the guidance is required. The standard will not have a significant impact upon adoption on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15 with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires evaluation of cash receipts and payments on the basis of the nature of the underlying cash flows and provides clarity for categorization for specific transactions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard requires adoption on a retrospective basis. Early adoption is permitted. The standard will not have a significant impact upon adoption on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize a lease liability and asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard requires a modified retrospective transition method for all entities. This ASU also provides clarification surrounding the presentation of the effects of the leases in the statement of earnings and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting and plans to adopt this standard on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, which requires a company to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard requires adoption on a modified retrospective basis. Early adoption is permitted. The standard will not have a significant impact upon adoption on January 1, 2018.

In May 2014, the FASB issued ASU 2014-09 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principal of the guidance is to provide a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. This update permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. ASU 2016-12, issued in May 2016, removes the requirement to disclose the effect of the accounting change in the period of adoption, but still requires the Company to disclose the effect of the changes on any prior periods retrospectively adjusted. The status of the Company’s implementation process is summarized below:

•	The Company employed a cross-functional approach in assessing the potential impacts of the standard.

•
The Company determined the key factors from the five-step model for recognizing revenue under the new standard that may be applicable to the business units that comprise the Company’s reportable segments.

•	Review of the Company’s contract portfolio, which focused on contracts with significant customers, was completed prior to the filing date of this Quarterly Report on Form 10-Q.

•	Evaluations of contract provisions and a comparison of historical accounting policies to the requirements of the new standard are in process.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•
The Company is also in the process of evaluating new disclosure requirements, as well as identifying and implementing appropriate changes to its business processes and controls to support recognition and disclosure under the new guidance.

The Company will adopt this new guidance on January 1, 2018 using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption. Our work to date indicates that the Company expects to recognize revenue at a point in time, which will result in revenue recognition timing that is materially consistent with our historical practice of recognizing revenue when title and risk of loss pass to the customer. We are currently in the process of determining the expected quantitative impact that the adoption of the new standard will have on our Consolidated Financial Statements.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, which simplifies an entity's measurement of goodwill for impairment testing purposes by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This standard is effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance prospectively on January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance on a modified retrospective basis effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements. Refer to Note 1. Basis of Presentation for further details.

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

In July 2015, the FASB issued ASU 2015-11, a final standard that simplifies the subsequent measurement of inventory by replacing the lower of cost or market test under current U.S. GAAP. Under the previous guidance, the subsequent measurement of inventory was measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance prospectively effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its Consolidated Financial Statements.

Certain amounts in prior years have been reclassified to conform to the current year presentation as a result of recently adopted accounting standards as described in Note 1. Basis of Presentation.

17. Subsequent Events

Debt Refinancing

On October 11, 2017, Knowles entered into a Revolving Credit Facility Agreement (the "New Credit Facility"). The New Credit Facility provides for a five-year senior secured revolving credit facility providing for borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. Up to $100.0 million of the New Credit Facility will be available in Euro, Sterling, and other currencies requested by the Company and agreed to by each Lender and up to $50.0 million of the New Credit Facility will be made available in the form of letters of credit denominated in other approved currencies.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The New Credit Facility serves as refinancing of indebtedness under and terminates the Company's Amended and Restated Credit Agreement dated as of January 27, 2014, as amended and restated as of December 31, 2014 and supplemented from time to time.

At any time during the term of the New Credit Facility, the Company will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities.

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on October 11, 2022; provided, that if all the Company’s 3.25% Convertible Senior Notes Due November 1, 2021 shall not have been repaid, refinanced and/or converted to common stock of the Company by April 30, 2021, then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date.

The interest rates under the New Credit Facility will be, at the Borrowers’ option (1) LIBOR (or, in the case of borrowings under the New Credit Facility denominated in Euro, EURIBOR) plus the rates per annum determined from time to time based on the total leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the “Applicable Margin”); or (2) in the case of borrowings denominated in US Dollars, alternate base rate (“ABR”) (as defined in the Credit Agreement) plus the Applicable Margin; provided, however, that any swingline borrowings shall bear interest at the rate applicable to ABR borrowings or, prior to the purchase of participations in such borrowings by the Lenders, at such other rate as shall be agreed between the Company and JPMorgan as the swingline lender.

Sale of the Timing Device Business

On October 26, 2017, the Company entered into an agreement to sell its timing device (oscillator) business, part of the Precision Devices segment, to Microsemi Corporation for $130.0 million, subject to purchase price adjustments for working capital. This transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close in the fourth quarter of 2017 and that it will be slightly dilutive to future earnings. As a result, the Company expects to reclassify the assets, liabilities, and results of operations of the product line to discontinued operations in the fourth quarter of 2017.

As of September 30, 2017, the timing device business had total assets and liabilities of $84.4 million and $23.0 million, respectively. For the nine months ended September 30, 2017, the timing device business had revenues of $77.0 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	The rate of multi-microphone and smart microphone adoption and market adoption of our "intelligent audio" solutions across our mobile, ear, and IoT markets;
o	the pace and success of achieving the cost savings from our announced restructurings and acquisitions;
o	our ability to slow and offset price erosion in certain of our microphone products;
o	delays in customer product introductions and other related customer challenges that may occur;
o	MEMS microphone demand from our largest customers, in particular, two large North American OEM customers, a Korean OEM customer, and Chinese OEMs;
o	factory capacity utilization in our Audio segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions, and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	downward pressure on the average selling prices for our products;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions, and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers, and our business;
o	fluctuations in demand by our telecom and other customers and telecom end markets;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components; and
o	changes in tax laws or the loss of our tax holidays.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global supplier of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in smartphones, tablets, and wearables. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end oscillators (timing devices) and capacitors. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

We are organized into two reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 280 - Segment Reporting and are comprised of (i) Audio and (ii) PD. The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including acoustics like microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear, and Internet of Things (IoT) markets. Its transducer products are used principally in hearing aid applications within the commercial audiology market. Locations include the corporate office in Itasca, Illinois; sales, support, and engineering facilities in North America, Europe, and Asia; and manufacturing facilities in Asia.

•	PD Segment
Our PD group specializes in the design and manufacture of specialized electronic components used in medical and life science applications, as well as high-performance solutions and components used in communications infrastructure and a wide variety of other markets. Its oscillator products predominantly serve the telecom infrastructure market and its capacitor products are used in applications including radio, radar, satellite, power supplies, transceivers, and medical implants serving the defense, aerospace, telecommunication, and life sciences markets. Locations include the corporate office in Itasca, Illinois; and sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On October 26, 2017, the Company entered into an agreement to sell its timing device (oscillator) business, part of the Precision Devices segment, to Microsemi Corporation for $130.0 million, subject to purchase price adjustments for working capital. This transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close in the fourth quarter of 2017 and that it will be slightly dilutive to future earnings. As a result, the Company expects to reclassify the assets, liabilities, and results of operations of the product line to discontinued operations in the fourth quarter of 2017. For additional information, refer to Note 17. Subsequent Events to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $4.0 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.5 million to be paid in quarterly installments from 2018 through the first quarter of 2019, less any purchase price adjustments ("Capacitors Acquisition"). This acquisition's operations are included in the PD segment.

On July 7, 2016, we completed the sale of our speaker and receiver product line ("Speaker and Receiver Product Line") for $45.0 million in cash, less purchase price adjustments, for a net amount received of $40.6 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2017	2016
Revenues	$221.7	$243.1

Gross profit	$82.5	$94.9
Non-GAAP gross profit	$84.9	$95.7

Earnings from continuing operations before interest and income taxes	$20.9	$26.5
Adjusted earnings from continuing operations before interest and income taxes	$31.7	$39.9

Provision for income taxes	$0.4	$—
Non-GAAP provision for income taxes	$2.1	$1.6

Earnings from continuing operations	$15.4	$20.9
Non-GAAP net earnings	$26.0	$34.1

Earnings per share from continuing operations - diluted	$0.17	$0.24
Non-GAAP diluted earnings per share	$0.28	$0.37

Revenues

Revenues for the third quarter of 2017 were $221.7 million, compared with $243.1 million for the third quarter of 2016, a decrease of $21.4 million or 8.8%. Audio revenues decreased $25.6 million due to lower shipments of MEMS microphones to one of our North American customers as a result of the later than prior year ramp of new handsets, weakness at key Chinese handset OEMs, and lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have been more disciplined with our pricing. These decreases were partially offset by higher shipments of MEMS microphones to the IoT market. PD revenues increased $4.2 million due to higher capacitor shipments primarily for the defense, medical, and automotive markets, as well as increased revenues related to our Capacitors Acquisition in January 2017, partially offset by lower pricing.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2017 was $138.7 million, compared with $148.2 million for the third quarter of 2016, a decrease of $9.5 million or 6.4%. This decrease was primarily due to decreased shipments of MEMS microphones, favorable impacts from productivity initiatives, and foreign currency exchange rate changes, partially offset by lower fixed overhead absorption and an increase in production transfer costs.

Restructuring Charges

During the third quarter of 2017, we recorded total restructuring charges of $1.1 million. The restructuring charges consist primarily of actions associated with rationalizing the research and development workforce and the residual expenses related to the continued transfer of our hearing health manufacturing to a lower-cost Asian manufacturing facility. Charges of $0.2 million were classified in COGS and charges of $0.9 million were classified as Operating expenses.

During the third quarter of 2016, we recorded total restructuring charges of $2.1 million, primarily for actions associated with rationalizing the selling and administrative workforce. Charges of $2.1 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2017 was $82.5 million, compared with $94.9 million for the third quarter of 2016, a decrease of $12.4 million or 13.1%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2017 was 37.2%, compared with 39.0% for the third quarter of 2016. The gross profit and margin decreases were primarily due to lower average selling prices, decreased shipments of MEMS microphones, lower fixed overhead absorption, and an increase in production transfer costs, partially offset by favorable impacts from productivity initiatives and foreign currency exchange rate changes.

Non-GAAP gross profit for the third quarter of 2017 was $84.9 million, compared with $95.7 million for the third quarter of 2016, a decrease of $10.8 million or 11.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2017 was 38.3%, compared with 39.4% for the third quarter of 2016. The non-GAAP gross profit and margin decreases were primarily due to lower average selling prices, decreased shipments of MEMS microphones, and lower fixed overhead absorption, partially offset by favorable impacts from productivity initiatives and foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the third quarter of 2017 were $23.9 million, compared with $23.3 million for the third quarter of 2016, an increase of $0.6 million or 2.6%. Research and development expenses as a percentage of revenues for the third quarter of 2017 and 2016 were 10.8% and 9.6%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2017 were $36.8 million, compared with $43.0 million for the third quarter of 2016, a decrease of $6.2 million or 14.4%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2017 and 2016 were 16.6% and 17.7%, respectively. The decrease in selling and administrative expenses was primarily driven by lower intangible amortization expenses and the benefits of our cost reduction initiatives.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the third quarter of 2017 was $20.9 million, compared with $26.5 million for the third quarter of 2016, a decrease of $5.6 million. The decrease was primarily due to lower gross profit, partially offset by lower selling and administrative expenses.

Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") for the third quarter of 2017 was $31.7 million, compared with $39.9 million for the third quarter of 2016, a decrease of $8.2 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2017 was 14.3%, compared with 16.4% for the third quarter of 2016. These decreases were primarily due to lower gross profit, partially offset by lower non-GAAP selling and administrative expenses resulting from benefits of our cost reduction initiatives.

Interest Expense, net

Interest expense for the third quarter of 2017 was $5.1 million, compared with $5.6 million for the third quarter of 2016, a decrease of $0.5 million. The decrease in interest expense is primarily due to lower outstanding borrowings, partially offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2017 was a 2.5% provision, compared with nil for the third quarter of 2016. The ETR from continuing operations for the third quarter of 2017 was impacted by a net discrete benefit totaling $3.5 million compared to a net discrete benefit totaling $4.4 million for the third quarter of 2016. Absent the discrete items, the ETR from continuing operations for the third quarter of 2017 and 2016 was a 24.7% provision and a 21.1% provision, respectively. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the third quarter of 2017 was a 7.5% provision, compared with a 4.5% provision for the third quarter of 2016. The non-GAAP ETR from continuing operations for the third quarter of 2017 was impacted by a net discrete benefit totaling $1.5 million, primarily related to prior year provision to return adjustments of $1.3 million recognized during the period. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2017 and 2016 was a 12.8% provision and a 3.6% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, net

Earnings from discontinued operations was $0.3 million for the third quarter of 2017, compared with a loss of $28.5 million for the third quarter of 2016. The change in discontinued operations was primarily driven by the sale of our Speaker and Receiver Product Line on July 7, 2016.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.17 for the third quarter of 2017, compared with $0.24 for the third quarter of 2016. The decrease in diluted earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.28 for the third quarter of 2017, compared with $0.37 for the third quarter of 2016. The decrease in Non-GAAP diluted earnings per share was mainly driven by lower Adjusted EBIT.

Results of Operations for the Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016
Revenues	$605.6	$618.7

Gross profit	$221.8	$234.6
Non-GAAP gross profit	$233.6	$240.6

Earnings from continuing operations before interest and income taxes	$3.3	$20.5
Adjusted earnings from continuing operations before interest and income taxes	$63.9	$66.0

Provision for income taxes	$7.5	$3.8
Non-GAAP provision for income taxes	$3.5	$0.6

(Loss) earnings from continuing operations	$(19.6)	$1.6
Non-GAAP net earnings	$49.3	$53.3

(Loss) earnings per share from continuing operations - diluted	$(0.22)	$0.02
Non-GAAP diluted earnings per share	$0.53	$0.59

Revenues

Revenues for the nine months ended September 30, 2017 were $605.6 million, compared with $618.7 million for the nine months ended September 30, 2016, a decrease of $13.1 million or 2.1%. Audio revenues decreased $21.5 million primarily due to lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have been more disciplined with our pricing, partially offset by higher shipments of MEMS microphones to the IoT market. PD revenues increased $8.4 million primarily due to higher capacitor and timing device product shipments primarily for the defense, medical, and automotive markets, as well as increased revenues related to our Capacitors Acquisition in January 2017, partially offset by lower pricing.

Cost of Goods Sold

COGS for the nine months ended September 30, 2017 was $378.2 million, compared with $382.7 million for the nine months ended September 30, 2016, a decrease of $4.5 million or 1.2%. This decrease was primarily due to favorable impacts from productivity initiatives and foreign currency exchange rate changes, partially offset by increased shipments of MEMS microphones to the IoT market, and lower fixed overhead absorption, with increases in both restructuring charges and production transfer cost activity.

Impairment charges

During the nine months ended September 30, 2017, we recorded total impairment charges of $21.6 million, comprised primarily of $21.3 million of impairment charges related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Total impairment charges of $1.7 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 3. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the nine months ended September 30, 2017, we recorded total restructuring charges of $8.3 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts. The restructuring charges consist primarily of actions associated with rationalizing the research and development workforce and the continued transfer of our hearing health manufacturing into a lower-cost Asian manufacturing facility. Charges of $3.9 million were classified as COGS and charges of $4.4 million were classified as Operating expenses.

During the nine months ended September 30, 2016, we recorded restructuring charges of $10.7 million, comprised primarily of the restructuring actions associated with the integration of our acquisition of Audience, Inc. The remaining charges primarily relate to actions associated with rationalizing the selling and administrative workforce and the residual expenses for the continued transfer of our capacitors business into lower-cost Asian manufacturing facilities. Charges of $1.4 million were classified as COGS and charges of $9.3 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2017 was $221.8 million, compared with $234.6 million for the nine months ended September 30, 2016, a decrease of $12.8 million or 5.5%. Gross profit margin (gross profit as a percentage of revenues) for the nine months ended September 30, 2017 was 36.6%, compared with 37.9% for the nine months ended September 30, 2016. The gross profit and margin decreased primarily due to lower average selling prices, lower fixed overhead absorption, higher restructuring charges, and production transfer cost activity, partially offset by favorable impacts from productivity initiatives, foreign currency exchange rate changes, and increased shipments of MEMS microphones to the IoT market.

Non-GAAP gross profit for the nine months ended September 30, 2017 was $233.6 million, compared with $240.6 million for the nine months ended September 30, 2016, a decrease of $7.0 million or 2.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the nine months ended September 30, 2017 was 38.6%, compared with 38.9% for the nine months ended September 30, 2016. The non-GAAP gross profit and margin decreased primarily due to lower average selling prices and lower fixed overhead absorption, partially offset by favorable impacts from productivity initiatives, foreign currency exchange rate changes, and increased shipments of MEMS microphones to the IoT market.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 were $76.8 million, compared with $75.2 million for the nine months ended September 30, 2016, an increase of $1.6 million or 2.1%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2017 and 2016 was 12.7% and 12.2%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2017 were $113.6 million, compared with $131.3 million for the nine months ended September 30, 2016, a decrease of $17.7 million or 13.5%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2017 and 2016 were 18.8% and 21.2%, respectively. The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower intangible amortization costs and benefits of our cost reduction initiatives.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the nine months ended September 30, 2017 was $3.3 million, compared with $20.5 million for the nine months ended September 30, 2016, a decrease of $17.2 million. The decrease in earnings was primarily due to lower gross profit, higher impairment charges in Operating expense, and foreign currency exchange impacts, partially offset by lower intangible amortization costs and benefits of our operating cost reduction initiatives.

Adjusted EBIT for the nine months ended September 30, 2017 was $63.9 million, compared with $66.0 million for the nine months ended September 30, 2016, a decrease of $2.1 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the nine months ended September 30, 2017 was 10.6%, compared with 10.7% for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in non-GAAP gross profit and foreign currency exchange impacts, partially offset by lower non-GAAP operating expenses, driven by operating cost reduction initiatives.

Interest Expense, net

Interest expense for the nine months ended September 30, 2017 was $15.4 million, compared with $15.1 million for the nine months ended September 30, 2016, an increase of $0.3 million. The increase in interest expense is primarily due to non-cash interest expense related to the Company's issuance of $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 in a private placement in May 2016 ("the Notes") and higher interest rates, partially offset by lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

ETR from continuing operations for the nine months ended September 30, 2017 was a 62.0% provision, compared with a 70.4% provision for the nine months ended September 30, 2016. The ETR from continuing operations for the the nine months ended September 30, 2017 and 2016 was impacted by a net discrete benefit totaling $1.4 million and $3.4 million, respectively. Absent the discrete items, the ETR from continuing operations for nine months ended September 30, 2017 was a 73.6% provision, compared to an 133.3% provision for the nine months ended September 30, 2016. The change in the ETR, excluding the discrete items, was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2017 was a 6.6% provision, compared with a 1.1% provision for the nine months ended September 30, 2016. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2017 was impacted by a net discrete benefit totaling $3.2 million, primarily comprised of a $1.3 million benefit for prior year provision to return adjustments recognized during the third quarter of 2017 and a $1.7 million benefit related to the change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2017 was a 12.7% provision, compared to a 0.4% benefit for the nine months ended September 30, 2016. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, net

Earnings from discontinued operations was $2.4 million for the nine months ended September 30, 2017, compared with a loss of $63.2 million for the nine months ended September 30, 2016. The change in discontinued operations was primarily driven by the sale of our Speaker and Receiver Product Line on July 7, 2016. In addition, the $2.4 million in earnings in the nine months ended September 30, 2017 was primarily a result of recording income tax benefits.

Diluted (loss) earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.22 for the nine months ended September 30, 2017, compared with earnings per share of $0.02 for the nine months ended September 30, 2016. The change in diluted (loss) earnings per share was mainly driven by lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the nine months ended September 30, 2017 was $0.53, compared with $0.59 for the nine months ended September 30, 2016. The decrease in non-GAAP diluted earnings per share was mainly driven by lower Adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2017	2016	2017	2016
Gross profit	$82.5	$94.9	$221.8	$234.6
Stock-based compensation expense	0.4	0.4	1.3	1.4
Impairment charges	0.3	—	1.7	0.3
Restructuring charges	0.2	—	3.9	1.4
Production transfer costs (2)	1.5	0.4	4.9	2.9
Non-GAAP gross profit	$84.9	$95.7	$233.6	$240.6

Earnings (loss) from continuing operations	$15.4	$20.9	$(19.6)	$1.6
Interest expense, net	5.1	5.6	15.4	15.1
Provision for income taxes	0.4	—	7.5	3.8
Earnings from continuing operations before interest and income taxes	20.9	26.5	3.3	20.5
Stock-based compensation expense	6.2	5.2	18.6	16.2
Intangibles amortization expense	1.7	5.6	7.0	16.8
Impairment charges	0.3	—	21.6	0.5
Restructuring charges	1.1	2.1	8.3	10.7
Production transfer costs (2)	1.5	0.4	4.9	2.9
Other loss (gain)(3)	—	0.1	0.2	(1.6)
Adjusted earnings from continuing operations before interest and income taxes	$31.7	$39.9	$63.9	$66.0

Interest expense, net	$5.1	$5.6	$15.4	$15.1
Interest expense, net non-GAAP reconciling adjustments(4)	1.5	1.4	4.3	3.0
Non-GAAP interest expense	$3.6	$4.2	$11.1	$12.1

Provision for income taxes	$0.4	$—	$7.5	$3.8
Income tax effects of non-GAAP reconciling adjustments	1.7	1.6	(4.0)	(3.2)
Non-GAAP provision for income taxes	$2.1	$1.6	$3.5	$0.6

Earnings (loss) from continuing operations	$15.4	$20.9	$(19.6)	$1.6
Non-GAAP reconciling adjustments (5)	10.8	13.4	60.6	45.5
Interest expense, net non-GAAP reconciling adjustments (4)	1.5	1.4	4.3	3.0
Income tax effects of non-GAAP reconciling adjustments	1.7	1.6	(4.0)	(3.2)
Non-GAAP net earnings	$26.0	$34.1	$49.3	$53.3

Diluted earnings (loss) per share from continuing operations	$0.17	$0.24	$(0.22)	$0.02
Earnings per share non-GAAP reconciling adjustment	0.11	0.13	0.75	0.57
Non-GAAP diluted earnings per share	$0.28	$0.37	$0.53	$0.59

Diluted average shares outstanding	90,373,112	89,317,806	89,270,103	88,997,050
Non-GAAP adjustment (6)	2,053,916	1,939,319	3,173,549	1,764,683
Non-GAAP diluted average shares outstanding (6)	92,427,028	91,257,125	92,443,652	90,761,733

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
(2) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily in Asia. These amounts are included in the corresponding Gross profit and Earnings from continuing operations before interest and income taxes for each period presented.
(3) In 2017, Other loss (gain) primarily represents expenses related to the acquisition of certain assets of a capacitor manufacturer. In 2016, Other loss (gain) primarily represents a gain on the sale of investment related to a non-controlling interest in a MEMs timing device company, partially offset by expenses related to the Audience Inc. acquisition.
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

Segment Results of Operations for the Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated net earnings (loss) from continuing operations.

Audio

	Three Months Ended September 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$167.8		$193.4

Operating earnings	$27.7	16.5%	$36.2	18.7%
Other income, net	(0.4)		(0.3)
Earnings from continuing operations before interest and income taxes	$28.1	16.7%	$36.5	18.9%
Stock-based compensation expense	2.8		2.1
Intangibles amortization expense	1.1		5.2
Restructuring charges	0.6		0.9
Production transfer costs (1)	1.4		—
Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT")	$34.0	20.3%	$44.7	23.1%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $167.8 million for the third quarter of 2017, compared with $193.4 million for the third quarter of 2016, a decrease of $25.6 million or 13.2%. Revenues decreased primarily due to lower shipments of MEMS microphones to one of our North American customers as a result of the later than prior year ramp of new handsets, weakness at key Chinese handset OEMs, and lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have been more disciplined with our pricing. These decreases were partially offset by higher shipments of MEMS microphones to the IoT market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was a $28.1 million for the third quarter of 2017, compared with $36.5 million for the third quarter of 2016, a decrease of $8.4 million. The decrease was primarily due to an overall decrease in shipments of MEMS microphones and hearing health transducers, lower average selling prices, lower fixed overhead absorption, and a decrease in production transfer costs, partially offset by benefits from our productivity initiatives, lower amortization expenses, and the benefits of our operating cost reduction initiatives.

Adjusted EBIT was $34.0 million for the third quarter of 2017, compared with $44.7 million for the third quarter of 2016, a decrease of $10.7 million. Adjusted EBIT margin for the third quarter of 2017 was 20.3%, compared to 23.1% for the third quarter of 2016. The decrease was primarily due to an overall decrease in shipments of MEMS microphones and hearing health transducers, lower average selling prices, and lower fixed overhead absorption, partially offset by benefits from our productivity initiatives and the benefits of our operating cost reduction initiatives.

Precision Devices

	Three Months Ended September 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$53.9		$49.7

Operating earnings	$6.4	11.9%	$5.3	10.7%
Other income, net	(0.2)		—
Earnings before interest and income taxes ("EBIT")	$6.6	12.2%	$5.3	10.7%
Stock-based compensation expense	0.2		0.3
Intangibles amortization expense	0.6		0.4
Impairment charges	0.3		—
Production transfer costs (1)	0.1		0.4
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$7.8	14.5%	$6.4	12.9%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

PD revenues were $53.9 million for the third quarter of 2017, compared with $49.7 million for the third quarter of 2016, an increase of $4.2 million or 8.5%. Revenues increased due to higher capacitor shipments primarily for the defense, medical, and automotive markets, as well as increased revenues related to our Capacitors Acquisition in January 2017, partially offset by lower pricing.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $6.6 million for the third quarter of 2017, compared with $5.3 million for the third quarter of 2016, an increase of $1.3 million. EBIT margin for the third quarter of 2017 was 12.2%, compared to 10.7% for the third quarter of 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments, and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

PD Adjusted EBIT was $7.8 million for the third quarter of 2017, compared with $6.4 million for the third quarter of 2016, an increase of $1.4 million. Adjusted EBIT margin for the third quarter of 2017 was 14.5%, compared with 12.9% for the third quarter of 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments, and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

Segment Results of Operations for the Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated net earnings (loss) from continuing operations.

Audio

	Nine Months Ended September 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$450.1		$471.6

Operating earnings	$30.7	6.8%	$49.6	10.5%
Other expense (income), net	0.8		(1.0)
Earnings from continuing operations before interest and income taxes ("EBIT")	$29.9	6.6%	$50.6	10.7%
Stock-based compensation expense	8.4		7.1
Intangibles amortization expense	5.3		15.6
Impairment charges	21.3		0.5
Restructuring charges	6.0		7.1
Production transfer costs (1)	4.2		1.0
Other loss	—		0.1
Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT")	$75.1	16.7%	$82.0	17.4%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $450.1 million for the nine months ended September 30, 2017, compared with $471.6 million for the nine months ended September 30, 2016, a decrease of $21.5 million or 4.6%. Revenues decreased primarily due to lower average selling prices in MEMS microphones and hearing health transducers. In addition, shipments of hearing health transducers decreased from prior year as we have been more disciplined with our pricing, partially offset by higher shipments of MEMS microphones to the IoT market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio EBIT was $29.9 million for the nine months ended September 30, 2017, compared with $50.6 million for the nine months ended September 30, 2016, a decrease of $20.7 million. EBIT margin for the nine months ended September 30, 2017 was 6.6%, compared to 10.7% for the nine months ended September 30, 2016. The decrease was primarily due to lower average selling prices, higher impairments of long-lived assets, lower fixed overhead absorption, and increased restructuring charges, partially offset by benefits from our productivity initiatives, lower amortization expenses, benefits of our operating cost reduction initiatives, favorable impacts from foreign currency exchange rate changes, and higher shipments of MEMS microphones.

Audio Adjusted EBIT was $75.1 million for the nine months ended September 30, 2017, compared with $82.0 million for the nine months ended September 30, 2016, a decrease of $6.9 million. Adjusted EBIT margin for the nine months ended September 30, 2017 was 16.7%, compared to 17.4% for the nine months ended September 30, 2016. The decrease was primarily due to lower average selling prices and lower fixed overhead absorption, partially offset by benefits from our productivity initiatives, benefits of our operating cost reduction initiatives, favorable impacts from foreign currency exchange rate changes, and higher shipments of MEMS microphones.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$155.5		$147.1

Operating earnings	$17.6	11.3%	$10.1	6.9%
Other income, net	(0.4)		(0.2)
Earnings before interest and income taxes ("EBIT")	$18.0	11.6%	$10.3	7.0%
Stock-based compensation expense	0.6		0.7
Intangibles amortization expense	1.7		1.2
Impairment charges	0.3		—
Restructuring charges	0.3		2.1
Production transfer costs (1)	0.7		1.9
Other loss	0.1		—
Adjusted earnings before interest and income taxes ("Adjusted EBIT")	$21.7	14.0%	$16.2	11.0%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings before interest and income taxes for each period presented.

Revenues

PD revenues were $155.5 million for the nine months ended September 30, 2017, compared with $147.1 million for the nine months ended September 30, 2016, an increase of $8.4 million or 5.7%. Revenues increased due to higher capacitor and timing device product shipments primarily for the defense, medical, and automotive markets, as well as increased revenues related to our Capacitors Acquisition in January 2017, partially offset by lower pricing.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $18.0 million for the nine months ended September 30, 2017, compared with $10.3 million for the nine months ended September 30, 2016, an increase of $7.7 million. EBIT margin for the nine months ended September 30, 2017 was 11.6%, compared to 7.0% for the nine months ended September 30, 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments, lower restructuring charges, and production transfer costs, along with realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing and lower fixed overhead absorption.

PD Adjusted EBIT was $21.7 million for the nine months ended September 30, 2017, compared with $16.2 million for the nine months ended September 30, 2016, an increase of $5.5 million. Adjusted EBIT margin for the nine months ended September 30, 2017 was 14.0%, compared with 11.0% for the nine months ended September 30, 2016. The increases were primarily due to benefits from productivity initiatives, increased shipments, and realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing.

Liquidity and Capital Resources

We believe that our cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs and capital expenditures for at least the next twelve months. We have secured a revolving line of credit in the United States from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash in the United States above and beyond our domestic cash on the balance sheet, the free cash flow generated by the domestic businesses and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. capital markets or private borrowings. Our ability to make payments on and to refinance our indebtedness as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings or asset sales, and the tax consequences of our repatriation of overseas cash.

In May 2016, we sold $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes") and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding under our term loan facility. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

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

On October 11, 2017, we entered into a Revolving Credit Facility Agreement (the "New Credit Facility"). For additional information, refer to Note 17. Subsequent Events to our Consolidated Financial Statements.

On October 26, 2017, the Company entered into an agreement to sell its timing device (oscillator) business, part of the Precision Devices segment, to Microsemi Corporation for $130.0 million, subject to purchase price adjustments for working capital. This transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close in the fourth quarter of 2017 and that it will be slightly dilutive to future earnings. As a result, the Company expects to reclassify the assets, liabilities, and results of operations of the product line to discontinued operations in the fourth quarter of 2017. For additional information, refer to Note 17. Subsequent Events to our Consolidated Financial Statements.

Our cash and cash equivalents totaled $57.7 million and $66.2 million at September 30, 2017 and December 31, 2016, respectively. Of these amounts, cash held by our non-U.S. operations totaled $55.0 million and $58.4 million as of September 30, 2017 and December 31, 2016, respectively.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash flows provided by (used in):
Operating activities	$31.1	$37.8
Investing activities	(45.4)	13.6
Financing activities	5.0	(54.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.2)
Net decrease in cash and cash equivalents	$(8.5)	$(3.3)

Operating Activities

Cash provided by operating activities in 2017 decreased $6.7 million compared to 2016, primarily due to a higher investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus inventories, less accounts payable) of $50.6 million, partially offset by lower cash operating expenses. During 2017, inventories increased to support the launch of new handsets at our largest customer and in conjunction with the transfer of certain hearing health production from China to our facility in the Philippines.

Investing Activities

The cash used in investing activities during 2017 was driven by capital expenditures to support our manufacturing capacity expansion and the Capacitors Acquisition. The cash provided by investing activities in 2016 was driven by the $40.6 million of proceeds received from the sale of our Speaker and Receiver Product Line, partially offset by capital expenditures.

In 2017, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenue.

Financing Activities

Cash provided by financing activities during 2017 is primarily related to the borrowings under our revolving credit facility of $15.0 million and the $3.3 million of proceeds received for option exercises, partially offset by the $7.2 million principal payment on our term loan and the $4.9 million payment of taxes related to net share settlement of equity awards, whereas cash used in financing activities for 2016 was primarily related to the $166.5 million in principal payments to our term loan, a $44.5 million purchase of convertible note hedges, $45.0 million in net payments to our revolving credit facility, and the $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of convertible senior notes and $39.1 million of proceeds from the issuance of warrants. For additional information on our debt, see Note 9. Borrowings to our Consolidated Financial Statements.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2017	December 31, 2016
3.25% Convertible Senior Notes	$140.2	$135.1
Term loan and revolving credit facility	171.0	163.1
Total	311.2	298.2
Less: current maturities	13.3	9.7
Total long-term debt	$297.9	$288.5

The interest rate under the term loan and revolving credit facility is variable based on LIBOR at the time of the borrowing and the Company's leverage as measured by a total indebtedness to Consolidated EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company's total indebtedness to Consolidated EBITDA ratio, the Company's borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. At September 30, 2017, we were in compliance with all covenants under these facilities.

Critical Accounting Policies and Estimates

This discussion and analysis of results of operations and financial condition is based on our Consolidated Financial Statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses, and related disclosures. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Estimates are revised periodically. Actual results could differ from these estimates.

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 21, 2017. There are no material changes in our previously reported critical accounting policies.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 16. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a discussion of our exposure to market risk as of December 31, 2016, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1
Revolving Credit Facility Agreement dated as of October 11, 2017 between Knowles Corporation, JPMorgan Chase Bank, N.A. and the lenders named therein, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2017 and incorporated by reference herein.

10.2	Knowles Corporation Nonemployee Director Deferral Program filed herewith.

10.3	Master Sale and Purchase Agreement among Knowles Corporation, Vectron International, Inc. and Microsemi Corporation dated as of October 26, 2017 filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2017, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 30, 2017	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)