Form 10-Q
period 2018-03-31
Knowles Corp
filed 2018-04-30
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 26, 2018 was 89,955,967.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$178.5	$168.3
Cost of goods sold	113.2	104.7
Restructuring charges - cost of goods sold	—	4.3
Gross profit	65.3	59.3
Research and development expenses	24.8	24.0
Selling and administrative expenses	35.8	33.4
Restructuring charges	0.4	0.6
Operating expenses	61.0	58.0
Operating earnings	4.3	1.3
Interest expense, net	4.0	5.2
Other (income) expense, net	(0.1)	1.6
Earnings (loss) before income taxes and discontinued operations	0.4	(5.5)
Provision for (benefit from) income taxes	0.8	(0.5)
Loss from continuing operations	(0.4)	(5.0)
Earnings from discontinued operations, net	0.1	1.8
Net loss	$(0.3)	$(3.2)

Loss per share from continuing operations:
Basic	$—	$(0.06)
Diluted	$—	$(0.06)

Earnings per share from discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02

Net loss per share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)

Weighted-average common shares outstanding:
Basic	89,718,318	88,973,503
Diluted	89,718,318	88,973,503

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(0.3)	$(3.2)

Other comprehensive earnings, net of tax

Foreign currency translation	4.9	14.7

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	—
Net change in employee benefit plans	0.1	—

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.8	0.6
Net (gains) losses reclassified into earnings	(0.6)	1.4
Total cash flow hedges	0.2	2.0

Other comprehensive earnings, net of tax	5.2	16.7

Comprehensive earnings	$4.9	$13.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017

Current assets:
Cash and cash equivalents	$62.7	$111.7
Receivables, net of allowances of $0.6 and $0.7	125.6	137.7
Inventories, net	144.0	125.6
Prepaid and other current assets	23.9	19.9
Total current assets	356.2	394.9
Property, plant, and equipment, net	203.4	183.0
Goodwill	887.8	884.9
Intangible assets, net	61.6	53.5
Other assets and deferred charges	35.4	31.8
Assets of discontinued operations	1.9	1.7
Total assets	$1,546.3	$1,549.8

Current liabilities:
Accounts payable	86.7	85.6
Accrued compensation and employee benefits	23.1	31.2
Other accrued expenses	25.6	28.2
Federal and other taxes on income	3.8	6.6
Total current liabilities	139.2	151.6
Long-term debt	194.3	192.6
Other liabilities	69.7	67.9
Liabilities of discontinued operations	2.3	5.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 89,952,730 and 89,491,471 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	1,526.9	1,523.1
Accumulated deficit	(292.2)	(291.9)
Accumulated other comprehensive loss	(94.8)	(100.0)
Total stockholders' equity	1,140.8	1,132.1
Total liabilities and stockholders' equity	$1,546.3	$1,549.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net loss	—	—	(0.3)	—	(0.3)
Other comprehensive earnings, net of tax	—	—	—	5.2	5.2
Stock-based compensation expense	—	7.0	—	—	7.0
Common stock issued for exercise of stock options	—	0.2	—	—	0.2
Tax on restricted stock unit vesting	—	(3.4)	—	—	(3.4)
Balance at March 31, 2018	$0.9	$1,526.9	$(292.2)	$(94.8)	$1,140.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(0.3)	$(3.2)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	13.5	15.3
Stock-based compensation	7.0	6.1
Non-cash interest expense and amortization of debt issuance costs	1.8	1.7
Loss on disposal of fixed assets	0.2	0.1
Deferred income taxes	(2.5)	(2.1)
Other, net	1.8	1.2
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	14.1	14.9
Inventories, net	(14.8)	(8.1)
Prepaid and other current assets	(3.2)	(1.0)
Accounts payable	(6.3)	(2.8)
Accrued compensation and employee benefits	(10.0)	(11.2)
Other accrued expenses	(3.7)	5.8
Accrued taxes	(2.8)	1.0
Other non-current assets and non-current liabilities	(0.3)	0.2
Net cash (used in) provided by operating activities	(5.5)	17.9

Investing Activities
Additions to property, plant, and equipment	(23.5)	(17.7)
Acquisitions of business (net of cash acquired)	(16.9)	(2.5)
Net cash used in investing activities	(40.4)	(20.2)

Financing Activities
Tax on restricted stock unit vesting	(3.4)	(3.4)
Payments of capital lease obligations	(0.4)	(0.4)
Net proceeds from exercise of stock-based awards	0.2	2.8
Net cash used in financing activities	(3.6)	(1.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	0.4

Net decrease in cash and cash equivalents	(49.0)	(2.9)
Cash and cash equivalents at beginning of period	111.7	63.4
Add: Cash and cash equivalents at beginning of period from discontinued operations	—	2.8
Less: Cash and cash equivalents at end of period from discontinued operations	—	(3.7)
Cash and cash equivalents at end of period	$62.7	$59.6

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE:KN) is a market leader and global supplier of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high-end capacitors. The Company's focus on its customers, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. During the first quarter of 2018, the Company recorded a correcting entry of $0.7 million related to inventory reserves. This item, which increased earnings before income taxes and discontinued operations, is not material to the Consolidated Financial Statements for the historical period in which the error originated and is not expected to be material to the Consolidated Financial Statements for the year ended December 31, 2018. Similarly, and as disclosed in the prior year during the first quarter of 2017, the Company recorded a correcting entry of $1.1 million related to inventory reserves and incentive compensation accruals. These items, which decreased loss before income taxes and discontinued operations, were determined not to be material to the Consolidated Financial Statements for the historical period in which the errors originated and the Consolidated Financial Statements for the year ended December 31, 2017.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex"), a capacitors manufacturer. See Note 3. Acquisitions for additional information related to the transaction.

On November 28, 2017, the Company completed its sale of the high-end oscillators business ("Timing Device Business"). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the Timing Device Business have been reclassified as discontinued operations for all periods presented. See Note 2. Disposed and Discontinued Operations for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2018 and 2017 were $11.8 million and $3.6 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current period presentation. See Note 16. Recent Accounting Standards for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of the Timing Device Business, part of the Precision Devices ("PD") segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. The Company recorded a gain of $62.3 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price includes $10.0 million held in escrow that will be received nine months from the completion of the sale and is recorded in the Prepaid and other current assets line on the Consolidated Balance Sheets.

On July 7, 2016, the Company completed the sale of its speaker and receiver product line ("Speaker and Receiver Product Line").

The results of operations and financial positions of the Timing Device Business and Speaker and Receiver Product Line have been reclassified to discontinued operations for all periods presented as these disposals represent strategic shifts that have a major effect on the Company's results of operations.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenues	$—	$25.4
Cost of goods sold	—	17.1
Gross profit	—	8.3
Research and development expenses	—	2.2
Selling and administrative expenses	—	4.7
Restructuring charges	—	0.1
Operating expenses	—	7.0
Other (income) expense, net	(0.2)	0.6
Earnings from discontinued operations before taxes (1)	0.2	0.7
Provision for (benefit from) income taxes	0.1	(1.1)
Earnings from discontinued operations, net of tax	$0.1	$1.8
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business and Speaker and Receiver Product Line did not have any such interest expense in the periods presented.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	March 31, 2018	December 31, 2017
Assets of discontinued operations:
Receivables	$1.8	$1.2
Prepaid and other current assets	0.1	0.5
Total current assets	1.9	1.7
Total assets (1)	$1.9	$1.7

Liabilities of discontinued operations:
Accounts payable	$—	$0.1
Other current liabilities	2.3	5.5
Total current liabilities	2.3	5.6
Total liabilities (1)	$2.3	$5.6
(1) In connection with the sale of the Timing Device Business, the Company retained certain obligations related to employees of the Timing Device Business. This arrangement results in maintaining asset and liability balances, which are expected to be settled during the current fiscal year.

The following table presents the depreciation, amortization, and capital expenditures related to discontinued operations:

	Three Months Ended March 31,
(in millions)	2018	2017
Depreciation	$—	$0.6
Amortization of intangible assets	—	0.3
Capital expenditures	—	0.9

There were capital expenditures of nil and $0.2 million included in accounts payable at March 31, 2018 and 2017, respectively.

Note 3. Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled on April 2, 2018 as well as a $1.0 million holdback that will be paid eighteen months from the completion of the acquisition and is recorded in the Other liabilities line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $2.6 million and $0.2 million, respectively, from the date of acquisition through March 31, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below represents a preliminary allocation of the purchase price to net assets acquired as of January 19, 2018:

(in millions)
Cash	0.2
Receivables	1.7
Inventories	2.1
Property, plant, and equipment	2.1
Customer relationships	7.3
Unpatented technologies	2.0
Trademarks and other amortized intangible assets	0.4
Other assets	0.2
Goodwill	2.9
Assumed current liabilities	(0.2)
Total purchase price	$18.7

The purchase price allocation in the table above is preliminary and subject to the finalization of the Company's valuation analysis.

Compex Intangible Assets Recorded

Customer relationships, unpatented technologies, and trademarks will be amortized over estimated useful lives of 10 years, 8 years, and 5 years, respectively. The fair value for customer relationships was determined using the excess earnings method under the income approach. The fair values of unpatented technologies and trademarks were determined using the relief from royalty method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

The excess of the total purchase price over the total fair value of the identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce and synergies. None of the goodwill resulting from this acquisition is tax deductible. Goodwill has been allocated to the PD segment, which is the segment expected to benefit from the acquisition.

Impact of Compex Acquisition and Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information as if Compex had been acquired on January 1, 2017. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and Compex. The pro-forma results include estimated amortization of definite-lived intangible assets and the estimated depreciation expense of the fixed asset step-up to fair value. The pro-forma results exclude transaction costs and the estimated cost of the inventory step-up to fair value.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2017. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017
Revenues from continuing operations:
As reported	$178.5	$168.3
Pro-forma	179.1	171.2
Loss from continuing operations:
As reported	$(0.4)	$(5.0)
Pro-forma	—	(4.4)
Basic loss per share from continuing operations:
As reported	$—	$(0.06)
Pro-forma	—	(0.05)
Diluted loss per share from continuing operations:
As reported	$—	$(0.06)
Pro-forma	—	(0.05)

Other Acquisition

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.2 million to be paid in quarterly installments from 2018 through the first quarter of 2019. This acquisition's operations are included in the PD segment. The financial results of this acquisition were included in our Consolidated Financial Statements beginning January 11, 2017. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2018	December 31, 2017
Raw materials	$68.2	$65.9
Work in progress	23.7	21.3
Finished goods	76.1	60.8
Subtotal	168.0	148.0
Less reserves	(24.0)	(22.4)
Total	$144.0	$125.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2018	December 31, 2017
Land	$7.5	$7.7
Buildings and improvements	105.0	103.2
Machinery, equipment, and other	480.0	441.1
Subtotal	592.5	552.0
Less accumulated depreciation	(389.1)	(369.0)
Total	$203.4	$183.0

Depreciation expense totaled $11.9 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively.

6. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2018 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2017	$859.9	$25.0	$884.9
Acquisition (1)	—	2.9	2.9
Balance at March 31, 2018	$859.9	$27.9	$887.8
(1) Represents goodwill related to the Compex acquisition. See Note 3. Acquisitions for additional details.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.5	$0.2	$0.3	$0.2
Patents	40.8	23.4	40.8	22.2
Customer relationships	10.6	1.0	3.3	0.7
Unpatented technologies	4.4	2.3	2.4	2.2
Other	0.2	—	—	—
Total	56.5	26.9	46.8	25.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$61.6		$53.5

Amortization expense totaled $1.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q2 - Q4 2018	$4.9
2019	6.4
2020	6.3
2021	6.3
2022	1.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three months ended March 31, 2018, the Company recorded restructuring charges of $0.4 million within Operating expenses primarily for actions associated with rationalizing the workforce.

During the three months ended March 31, 2017, the Company recorded restructuring charges of $4.3 million within Gross profit for actions primarily associated with transferring certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. These charges were recorded within the Audio segment. The Company also recorded restructuring charges of $0.6 million within Operating expenses primarily for actions associated with rationalizing the workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2018	2017
Audio	$0.3	$4.7
Precision Devices	0.1	0.1
Corporate	—	0.1
Total	$0.4	$4.9

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2017	$4.7	$0.4	$5.1
Restructuring charges	0.4	—	0.4
Payments	(2.7)	(0.1)	(2.8)
Other, including foreign currency	0.2	—	0.2
Balance at March 31, 2018	$2.6	$0.3	$2.9

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	March 31, 2018	December 31, 2017
Other accrued expenses	$2.7	$4.8
Other liabilities (1)	0.2	0.3
Total	$2.9	$5.1
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
(unaudited)

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At March 31, 2018 and December 31, 2017, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $52.6 million and $17.9 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At March 31, 2018 and December 31, 2017, the notional value of the derivatives related to economic hedging was $2.7 million and $6.4 million, respectively.

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
(unaudited)

The Company early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-12 as of January 1, 2018. The standard requires adoption of the amended presentation and disclosure requirements on a prospective basis. With respect to presentation requirements, the Company began presenting the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings as of January 1, 2018. These amounts were classified in the Other (income) expense, net line in prior periods. This change aligns the presentation of the impact of these hedges with the same line on the Consolidated Statements of Earnings that is used to present the earnings effect of the hedged item. With respect to disclosure requirements, the Company has enhanced the tabular disclosures below to align with the standard. See Note 16. Recent Accounting Standards for additional information on the adoption of this standard.

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$1.0	$0.6
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

Derivatives not designated as hedging instruments:
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

The pre-tax amount of unrealized gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended March 31,
Hedge Type	Contract Type	2018	2017
Cash flow hedges	Foreign exchange contracts	$1.0	$0.7
Cash flow hedges	Interest rate contracts	0.1	0.1

The table above excludes tax of $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended March 31,
		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other (income) expense, net	Interest expense, net	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$113.2	$4.0	$(0.1)	$5.2	$1.6

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	(0.8)	—	—	—	1.1
Cash flow hedges	Interest rate contracts	—	0.1	—	0.3	—

Effect of derivatives not designated as hedging instruments
Amount of gain recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	(0.4)	—	(0.9)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2018	December 31, 2017
3.25% Convertible Senior Notes	$143.6	$141.9
Revolving credit facility	50.7	50.7
Total	194.3	192.6
Less current maturities (1)	—	—
Total long-term debt	$194.3	$192.6
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	Q2-Q4 2018	2019	2020	2021	2022
Debt principal payments	$—	$—	$—	$172.5	$50.7

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of March 31, 2018, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	March 31, 2018	December 31, 2017
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(28.9)	(30.6)
Total	$143.6	$141.9
Less current maturities (1)	—	—
Long-term portion	$143.6	$141.9

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at March 31, 2018 was $179.5 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the first quarter of 2018.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
(in millions)	2018	2017
3.25% coupon	$1.4	$1.4
Amortization of debt issuance costs	0.2	0.2
Amortization of debt discount	1.5	1.4
Total	$3.1	$3.0

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2018	December 31, 2017
$400.0 million revolving credit facility due October 2022	$50.7	$50.7
Less current maturities (1)	—	—
Long-term portion	$50.7	$50.7
(1) There are no required principal payments due until maturity in October 2022.

On October 11, 2017, Knowles entered into a Revolving Credit Facility Agreement (the "New Credit Facility"). The New Credit Facility contains a five -year senior secured revolving credit facility providing for borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. The New Credit Facility serves as refinancing of indebtedness and terminates the Company's Amended and Restated Credit Agreement dated as of January 27, 2014, as amended and restated as of December 31, 2014 and supplemented from time to time (“Prior Credit Facilities”).

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 ("the Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At March 31, 2018, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities was 3.70% and 3.64% for the three months ended March 31, 2018 and 2017, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities for the three months ended March 31, 2018 and 2017 includes interest expense related to the monthly interest rate swap settlements. The weighted-average commitment fee on the revolving line of credit was 0.28% and 0.40% for the three months ended March 31, 2018 and 2017, respectively.

For supplemental cash flow purposes, cash paid for interest was $0.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

See Note 8. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$4.9	$—	$4.9	$14.7	$—	$14.7
Employee benefit plans	0.1	—	0.1	—	—	—
Changes in fair value of cash flow hedges	0.4	(0.2)	0.2	2.2	(0.2)	2.0
Total other comprehensive earnings	$5.4	$(0.2)	$5.2	$16.9	$(0.2)	$16.7

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2018 and 2017:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive earnings, net of tax	0.2	0.1	4.9	5.2
Balance at March 31, 2018	$0.7	$(15.2)	$(80.3)	$(94.8)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2016	$(3.2)	$(16.6)	$(112.3)	$(132.1)
Other comprehensive earnings, net of tax	2.0	—	14.7	16.7
Balance at March 31, 2017	$(1.2)	$(16.6)	$(97.6)	$(115.4)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.1	$—
Tax	Provision for (benefit from) income taxes	—	—
Net of tax		$0.1	$—

Cash flow hedges:
Net (gains) losses reclassified into earnings	Various (1)	$(0.7)	$1.4
Tax	Provision for (benefit from) income taxes	0.1	—
Net of tax		$(0.6)	$1.4
(1) See Note 8. Hedging Transactions and Derivative Instruments for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate ("ETR"). The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings or loss, tax laws, and changes resulting from tax audits can affect the overall ETR, which impacts the level of income tax expense or benefit and net income or loss. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections. The year-to-date ETR deviates from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holiday in Malaysia, and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR from continuing operations for the three months ended March 31, 2018 and 2017 was a 200.0% provision and a 9.1% benefit, respectively. The changes in ETR were due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three months ended March 31, 2018 was approximately $1.5 million, or $0.02 on a per share basis. The continuing operations expense of these incentives for the three months ended March 31, 2017 was approximately $0.5 million, or $0.01 on a per share basis.

At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. The Company has not made any additional measurement period adjustments related to these items during the quarter. The Internal Revenue Service (“IRS”) issued interpretive guidance related to the deemed repatriation tax on April 2, 2018 in Notice 2018-26. The Company is in the process of fully evaluating the guidance and will account for the effects of this new guidance in the period of issuance, the second quarter of 2018. Based on an initial review of the notice, the Company does not expect it to result in a material change to the provisional liability previously recorded. The Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, which is no later than the fourth quarter of 2018.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.0 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively.

Stock Options

The expense related to stock options granted in the three months ended March 31, 2018 and 2017 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.59%	1.93%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	41.2%	38.8%
Fair value at date of grant	$5.39	$6.61	to	$6.73

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2018 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	850,516	$21.54			4,901,739	$18.36
Granted	—	—			917,717	14.29
Exercised	—	—			(15,957)	11.02
Forfeited	—	—			(28,366)	15.92
Expired	(6,008)	23.92			(34,715)	22.04
Outstanding at March 31, 2018	844,508	$21.53	$—	3.8	5,740,418	$17.72	$2.3	4.9

Exercisable at March 31, 2018	844,508	$21.53	$—	3.8	3,624,929	$19.46	$1.5	4.1

There was no unrecognized compensation expense related to SSARs at March 31, 2018. At March 31, 2018, unrecognized compensation expense related to stock options not yet exercisable was $10.1 million and is expected to be recognized over a weighted-average period of 1.5 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the three months ended March 31, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	2,202,576	$16.54
Granted	1,408,806	14.29
Vested	(707,242)	17.67
Forfeited	(79,440)	15.51
Unvested at March 31, 2018	2,824,700	$15.18

At March 31, 2018, $37.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

PSUs

In February 2018 and 2017, the Company granted performance stock units ("PSUs") to senior management. In each case, the awards will cliff vest three years following the grant date and the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to revenues and stock price performance, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU balances for the three months ended March 31, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	176,000	$15.32
Granted	365,456	13.75
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2018	541,456	$14.26

At March 31, 2018, $6.6 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.6 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017
Loss from continuing operations	$(0.4)	$(5.0)
Earnings from discontinued operations, net	0.1	1.8
Net loss	$(0.3)	$(3.2)

Basic (loss) earnings per common share:
Loss from continuing operations	$—	$(0.06)
Earnings from discontinued operations, net	—	0.02
Net loss	$—	$(0.04)

Weighted-average shares outstanding	89,718,318	88,973,503

Diluted (loss) earnings per common share:
Loss from continuing operations	$—	$(0.06)
Earnings from discontinued operations, net	—	0.02
Net loss	$—	$(0.04)

Diluted weighted-average shares outstanding	89,718,318	88,973,503

For the three months ended March 31, 2018 and 2017, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 6,100,498 and 4,024,573, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business, including those related to intellectual property, which may be owned by it or others. The Company owns many patents and other intellectual property pertaining to its products, technology, and manufacturing processes. Some of its patents have been and may continue to be infringed or challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings, particularly multi-forum litigation, relating to the enforcement and defense of the Company’s intellectual property, may be substantial. Additionally, in multi-forum disputes, the Company may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not expect that any asserted or unasserted legal proceedings or claims, individually or in the aggregate, will have a material adverse effect on its cash flow, results of operations, or financial condition.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at March 31, 2018 and December 31, 2017.

15. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenues:
Audio	$146.4	$144.2
Precision Devices	32.1	24.1
Total revenues	$178.5	$168.3

Earnings from continuing operations before interest and income taxes:
Audio	$12.3	$8.9
Precision Devices	6.2	4.3
Total segments	18.5	13.2
Corporate expense / other	14.1	13.5
Interest expense, net	4.0	5.2
Earnings (loss) before income taxes and discontinued operations	0.4	(5.5)
Provision for (benefit from) income taxes	0.8	(0.5)
Loss from continuing operations	$(0.4)	$(5.0)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2018	December 31, 2017
Audio	$1,411.9	$1,430.9
Precision Devices	120.4	103.4
Corporate / eliminations	12.1	13.8
Discontinued operations	1.9	1.7
Total	$1,546.3	$1,549.8

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2018	2017
Asia	$126.0	$124.9
United States	29.6	23.1
Europe	20.5	18.4
Other Americas	0.9	0.8
Other	1.5	1.1
Total	$178.5	$168.3

16. Recent Accounting Standards

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, which allows the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Reform Act. The standard also requires certain disclosures concerning stranded tax effects regardless of the election with respect to stranded tax effects resulting from the Tax Reform Act. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the Tax Reform Act were recognized. The Company has not yet determined whether it will reclassify stranded tax effects resulting from the Tax Reform Act. The impact of the reclassification, if elected, would not be significant. The Company plans to adopt this standard on January 1, 2019.
In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize a lease liability and asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard requires a modified retrospective transition method for all entities. This ASU also provides clarification surrounding the presentation of the effects of leases in the statement of earnings and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has established a project plan and is evaluating its lease portfolio to assess the impact on its Consolidated Financial Statements as well as on its accounting processes, internal controls, and disclosures. The Company has not yet determined the impact of the standard on its Consolidated Financial Statements. The Company plans to adopt the standard on January 1, 2019.

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard requires adoption on a modified retrospective basis for hedging relationships existing as of the adoption date and on a prospective basis for the amended presentation and disclosure requirements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company elected to early adopt the standard as of January 1, 2018. Adoption of the standard did not result in a cumulative effect adjustment to retained earnings as of January 1, 2018 as the Company had no cumulative ineffectiveness recognized under its hedging relationships existing as of the adoption date. See Note 8. Hedging Transactions and Derivative Instruments for detail on the Company's prospective adoption of the amended presentation and disclosure requirements. The adoption of this standard had no other impact on the Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09 that provides guidance about when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition, or classification of an award is not the same immediately before and after a change to the terms and conditions of the award. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company prospectively adopted this guidance on January 1, 2018, which had no impact on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension and post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside of any subtotal of operating income. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018 using a retrospective approach for the presentation of net benefit cost components. For the three months ended March 31, 2018, net benefit income other than service cost of $0.2 million was recognized within the Other expense (income), net line on the Consolidated Statements of Earnings. For the three months ended March 31, 2017, net benefit income other than service cost of $0.1 million previously presented in the Selling and administrative expenses line on the Consolidated Statements of Earnings has been reclassified to the Other expense (income), net line. The adoption of this standard had no other impact on the Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, which requires a reporting entity to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or liabilities. This standard is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company prospectively adopted this guidance on January 1, 2018, which had no impact on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires evaluation of cash receipts and payments on the basis of the nature of the underlying cash flows and provides clarity for categorization for specific transactions. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company retrospectively adopted this guidance on January 1, 2018, which had no impact on the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, which requires a company to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on a modified retrospective basis as of January 1, 2018, which had no impact on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 and issued subsequent amendments to the initial guidance within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, which are collectively referred to as "ASC 606." The core principal of the guidance is to provide a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard is effective for annual and interim periods beginning after December 15, 2017.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The Company did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2018 as the impact of the standard on the Consolidated Financial Statements was not material. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with our historical practice of recognizing revenue when title and risk of loss pass to the customer.
Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of March 31, 2018, our total remaining performance obligations are immaterial.
The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted).
The Company elected to account for shipping and handling activities that occur after control of the related good transfers to the customer as fulfillment activities rather than evaluating such activities as performance obligations. As a result, all shipping and handling costs related to contracts with customers are recognized in the Cost of goods sold line on the Consolidated Statements of Earnings, which is consistent with our historical practice. Additionally, the Company elected to apply the practical expedient allowing incremental costs of obtaining a contract to be expensed as incurred if the amortization period of the resulting asset would have been less than one year. These costs primarily consist of sales commissions and the Company has no such significant costs exceeding the one year limit for applying the practical expedient.
Receivables, net from contracts with customers were $109.8 million and $127.0 million as of March 31, 2018 and January 1, 2018, respectively. See Note 15. Segment Information for disclosures regarding the disaggregation of revenues.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	The rate of multi-microphone and smart microphone adoption and market adoption of our "intelligent audio" solutions across our mobile, ear, and IoT markets;
o	the pace and success of achieving the cost savings from our announced restructurings and acquisitions;
o	our ability to slow and offset price erosion in certain of our mature microphone products;
o	delays in customer product introductions and other related customer challenges that may occur;
o	MEMS microphone demand from our largest customers, in particular, two large North American OEM customers, a Korean OEM customer, and Chinese OEMs customers;
o	factory capacity utilization in our Audio segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions, and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions, and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers, and our business;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components; and
o	changes in tax laws or the loss of our tax holidays.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, military, aerospace, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end capacitors. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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
Our Audio group designs and manufactures innovative audio products, including microphones and balanced armature speakers, signal processing technologies, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•	PD Segment
Our PD group specializes in the design and delivery of highly engineered capacitors and radio frequency devices ("RF") for technically demanding applications. Our devices are used in applications including power supplies, radar, medical implants, and satellites, primarily serving the industrial, defense, aerospace, medical, telecommunications, and automotive markets. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements.

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.2 million to be paid in installments from 2018 through the first quarter of 2019. This acquisition's operations are included in the PD segment.

Results of Operations for the Three Months Ended March 31, 2018 compared with the Three Months Ended March 31, 2017

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Revenues	$178.5	$168.3

Gross profit	$65.3	$59.3
Non-GAAP gross profit	$66.7	$65.2

Earnings (loss) from continuing operations before interest and income taxes	$4.4	$(0.3)
Adjusted earnings from continuing operations before interest and income taxes	$14.7	$14.4

Provision for (benefit from) income taxes	$0.8	$(0.5)
Non-GAAP provision for income taxes	$1.5	$0.7

Loss from continuing operations	$(0.4)	$(5.0)
Non-GAAP net earnings	$10.7	$9.9

Loss per share from continuing operations - diluted	$—	$(0.06)
Non-GAAP diluted earnings per share from continuing operations	$0.11	$0.11

Revenues

Revenues for the first quarter of 2018 were $178.5 million, compared with $168.3 million for the first quarter of 2017, an increase of $10.2 million or 6.1%. PD revenues increased $8.0 million due primarily to higher shipments of capacitor products for the defense, telecommunications, industrial, and medical markets, as well as increased revenues related to our acquisition of Compex Corporation in January 2018. Audio revenues increased $2.2 million due primarily to higher shipments of MEMS microphones to key North American OEMs and a key Korean OEM, partially offset by lower shipments to key Chinese OEMs and lower average selling pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2018 was $113.2 million, compared with $104.7 million for the first quarter of 2017, an increase of $8.5 million or 8.1%. This increase was primarily due to higher MEMS microphones and capacitor volume, product mix, and unfavorable foreign currency exchange rate changes. The increases were partially offset by the favorable impacts from material cost savings, productivity initiatives, and lower production transfer costs.

Restructuring Charges

During the first quarter of 2018, we recorded total restructuring charges of $0.4 million within Operating expenses. The restructuring charges consist primarily of actions associated with rationalizing the sales and marketing and research and development workforce.

During the first quarter of 2017, we recorded total restructuring charges of $4.9 million, of which $4.1 million was to transfer certain operations of our hearing health manufacturing to an existing lower-cost Asian manufacturing facility. The remaining charges primarily represent actions associated with lowering operating expenses. Charges of $4.3 million were classified in COGS and charges of $0.6 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2018 was $65.3 million, compared with $59.3 million for the first quarter of 2017, an increase of $6.0 million or 10.1%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2018 was 36.6%, compared with 35.2% for the first quarter of 2017. The gross profit and margin increases were primarily due to higher MEMS microphones and capacitor volume, favorable impacts from material cost savings, productivity initiatives, and lower restructuring costs in the current period, partially offset by lower average selling prices on mature products and unfavorable foreign currency exchange rate changes.

Non-GAAP gross profit for the first quarter of 2018 was $66.7 million, compared with $65.2 million for the first quarter of 2017, an increase of $1.5 million or 2.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2018 was 37.4%, compared with 38.7% for the first quarter of 2017. The non-GAAP gross profit increase was primarily due to higher MEMS microphones and capacitor volume, favorable impacts from material cost savings, and productivity initiatives, partially offset by lower average selling prices on mature products and unfavorable foreign currency exchange rate changes. The non-GAAP gross profit margin decreased slightly primarily due to unfavorable foreign currency exchange rate changes and lower capacity utilization in our microphone business.

Research and Development Expenses

Research and development expenses for the first quarter of 2018 were $24.8 million, compared with $24.0 million for the first quarter of 2017, an increase of $0.8 million or 3.3%. Research and development expenses as a percentage of revenues for the first quarter of 2018 and 2017 were 13.9% and 14.3%, respectively. The increase in research and development expenses was driven by compensation increases, partially offset by lower headcount.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2018 were $35.8 million, compared with $33.4 million for the first quarter of 2017, an increase of $2.4 million or 7.2%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2018 and 2017 were 20.1% and 19.8%, respectively. The increase in selling and administrative expenses was primarily driven by compensation increases and the acquisition of Compex Corporation, partially offset by lower intangible amortization costs.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the first quarter of 2018 was $4.4 million, compared with a loss of $0.3 million for the first quarter of 2017, an increase of $4.7 million. The increase was primarily due to higher gross profit.

Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") for the first quarter of 2018 was $14.7 million, compared with $14.4 million for the first quarter of 2017, an increase of $0.3 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2018 was 8.2%, compared with 8.6% for the first quarter of 2017.

Interest Expense, net

Interest expense for the first quarter of 2018 was $4.0 million, compared with $5.2 million for the first quarter of 2017, a decrease of $1.2 million. The decrease in interest expense is due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2018 was a 200.0% provision, compared with a 9.1% benefit for the first quarter of 2017. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the first quarter of 2018 was a 12.3% provision, compared with a 6.6% provision for the first quarter of 2017. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

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

At March 31, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”).  As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, we were able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. We have not made any additional measurement period adjustments related to these items during the quarter. The Internal Revenue Service (“IRS”) issued interpretive guidance related to the deemed repatriation tax on April 2, 2018 in Notice 2018-26. We are in the process of fully evaluating the guidance and will account for the effects of this new guidance in the period of issuance, the second quarter of 2018. Based on an initial review of the notice, we do not expect it to result in a material change to the provisional liability previously recorded. We continue to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, no later than the fourth quarter of 2018.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.1 million for the first quarter of 2018, compared with $1.8 million for the first quarter of 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017 and the recording of income tax benefits in the prior year.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.00 for the first quarter of 2018, compared with a diluted loss per share of $0.06 for the first quarter of 2017. The improvement in diluted loss per share was mainly driven by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.11 for the first quarters of 2018 and 2017.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017
Gross profit	$65.3	$59.3
Stock-based compensation expense	0.4	0.4
Restructuring charges	—	4.3
Production transfer costs (2)	0.8	1.2
Other (3)	0.2	—
Non-GAAP gross profit	$66.7	$65.2

Loss from continuing operations	$(0.4)	$(5.0)
Interest expense, net	4.0	5.2
Provision for (benefit from) income taxes	0.8	(0.5)
Earnings (loss) from continuing operations before interest and income taxes	4.4	(0.3)
Stock-based compensation expense	7.0	5.9
Intangibles amortization expense	1.6	2.7
Restructuring charges	0.4	4.9
Production transfer costs (2)	1.0	1.2
Other (3)	0.3	—
Adjusted earnings from continuing operations before interest and income taxes	$14.7	$14.4

Interest expense, net	$4.0	$5.2
Interest expense, net non-GAAP reconciling adjustments (4)	1.5	1.4
Non-GAAP interest expense	$2.5	$3.8

Provision for (benefit from) income taxes	$0.8	$(0.5)
Income tax effects of non-GAAP reconciling adjustments	0.7	1.2
Non-GAAP provision for income taxes	$1.5	$0.7

Loss from continuing operations	$(0.4)	$(5.0)
Non-GAAP reconciling adjustments (5)	10.3	14.7
Interest expense, net non-GAAP reconciling adjustments (4)	1.5	1.4
Income tax effects of non-GAAP reconciling adjustments	0.7	1.2
Non-GAAP net earnings from continuing operations	$10.7	$9.9

Diluted loss per share from continuing operations	$—	$(0.06)
Earnings per share non-GAAP reconciling adjustment	0.11	0.17
Non-GAAP diluted earnings per share from continuing operations	$0.11	$0.11

Diluted average shares outstanding	89,718,318	88,973,503
Non-GAAP adjustment (6)	3,389,994	3,177,224
Non-GAAP diluted average shares outstanding (6)	93,108,312	92,150,727

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
(3) In 2018, Other represents expenses related to the acquisition of Compex Corporation. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.
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
(5) The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings (loss) from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(6) The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2018 compared with the Three Months Ended March 31, 2017

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

Audio

	Three Months Ended March 31,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$146.4		$144.2

Operating earnings	$12.2	8.3%	$9.8	6.8%
Other (income) expense, net	(0.1)		0.9
Earnings from continuing operations before interest and income taxes	$12.3	8.4%	$8.9	6.2%
Stock-based compensation expense	3.4		2.7
Intangibles amortization expense	1.2		2.5
Restructuring charges	0.3		4.7
Production transfer costs (1)	0.7		1.1
Adjusted earnings from continuing operations before interest and income taxes	$17.9	12.2%	$19.9	13.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $146.4 million for the first quarter of 2018, compared with $144.2 million for the first quarter of 2017, an increase of $2.2 million or 1.5%. Revenues increased due primarily to higher shipments of MEMS microphones to key North American OEMs and a key Korean OEM, partially offset by lower shipments to key Chinese OEMs and lower average selling pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $12.3 million for the first quarter of 2018, compared with $8.9 million for the first quarter of 2017, an increase of $3.4 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the first quarter of 2018 was 8.4%, compared to 6.2% for the first quarter of 2017. The increase was primarily due to higher gross profit as a result of lower restructuring costs in the current period, favorable impacts from material cost savings, productivity initiatives, and higher MEMS microphones shipments, partially offset by lower average selling prices on mature products and unfavorable foreign currency exchange rate changes.

Adjusted EBIT was $17.9 million for the first quarter of 2018, compared with $19.9 million for the first quarter of 2017, a decrease of $2.0 million. Adjusted EBIT margin for the first quarter of 2018 was 12.2%, compared to 13.8% for the first quarter of 2017. The decrease was primarily due to lower average selling prices on mature products and unfavorable foreign currency exchange rate changes, partially offset by favorable impacts from material cost savings, productivity initiatives, and higher MEMS microphones shipments.

Precision Devices

	Three Months Ended March 31,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$32.1		$24.1

Operating earnings	$6.0	18.7%	$4.4	18.3%
Other (income) expense, net	(0.2)		0.1
Earnings from continuing operations before interest and income taxes	$6.2	19.3%	$4.3	17.8%
Stock-based compensation expense	0.2		—
Intangibles amortization expense	0.4		0.2
Restructuring charges	0.1		0.1
Production transfer costs (1)	0.3		0.1
Other	0.2		—
Adjusted earnings from continuing operations before interest and income taxes	$7.4	23.1%	$4.7	19.5%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

PD revenues were $32.1 million for the first quarter of 2018, compared with $24.1 million for the first quarter of 2017, an increase of $8.0 million or 33.2%. Revenues increased due primarily to higher shipments of capacitor products for the defense, telecommunications, industrial, and medical markets, as well as increased revenues related to our acquisition of Compex Corporation in January 2018.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $6.2 million for the first quarter of 2018, compared with $4.3 million for the first quarter of 2017, an increase of $1.9 million. EBIT margin for the first quarter of 2018 was 19.3%, compared to 17.8% for the first quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments and favorable impacts from productivity initiatives, partially offset by higher operating costs as it relates to our acquisition of Compex Corporation.

PD Adjusted EBIT was $7.4 million for the first quarter of 2018, compared with $4.7 million for the first quarter of 2017, an increase of $2.7 million. Adjusted EBIT margin for the first quarter of 2018 was 23.1%, compared with 19.5% for the first quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments and favorable impacts from productivity initiatives, partially offset by higher operating costs as it relates to our acquisition of Compex Corporation.

Liquidity and Capital Resources

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

In May 2016, we sold $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes") and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017, with the remaining $1.2 million to be paid in installments from 2018 through the first quarter of 2019, less any purchase price adjustments. This acquisition's operations are included in the PD segment. Refer to Note 3. Acquisitions to our Consolidated Financial Statements for additional information.

On October 11, 2017, we entered into the New Credit Facility. Refer to Note 9. Borrowings to our Consolidated Financial Statements for additional information.

On November 28, 2017, the Company completed its sale of the Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements for additional information.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. See Note 3. Acquisitions to our Consolidated Financial Statements for additional information related to the transaction.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings, and asset sales. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $62.7 million and $111.7 million at March 31, 2018 and December 31, 2017, respectively. Of these amounts, cash held by our non-U.S. operations totaled $55.2 million and $75.7 million as of March 31, 2018 and December 31, 2017, respectively.

As a result of U.S. tax reform, the $75.7 million held by our non-U.S. operations as of December 31, 2017 was subject to current tax in the U.S. in 2017. As of March 31, 2018, we had not repatriated any of these funds to the U.S. However, to the extent we repatriate these funds to the U.S., we will be required to pay income taxes in certain states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash flows provided by (used in):
Operating activities	$(5.5)	$17.9
Investing activities	(40.4)	(20.2)
Financing activities	(3.6)	(1.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.4
Net decrease in cash and cash equivalents	$(49.0)	$(2.9)

Operating Activities

Cash provided by operating activities in 2018 decreased $23.4 million compared to 2017, primarily due to a higher investment in adjusted working capital (a non-GAAP measure calculated as receivables, net of allowances, plus inventories, less accounts payable) of $11.0 million and increased payments to satisfy our other accrued liabilities.

Investing Activities

The cash used in investing activities during 2018 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of Compex Corporation. The cash used in investing activities during 2017 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of certain assets of a capacitors manufacturer.

In 2018, we expect capital expenditures to be in the range of 7.0% to 10.0% of revenue.

Financing Activities

Cash used in financing activities during 2018 is primarily related the $3.4 million payment of taxes related to net share settlement of equity awards, whereas cash used in financing activities for 2017 was primarily related to to the $3.4 million paid for payment of taxes related to net share settlement of equity awards, partially offset by $2.8 million of proceeds received for option exercises.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2018	December 31, 2017
3.25% Convertible Senior Notes	$143.6	$141.9
Revolving credit facility	50.7	50.7
Total	194.3	192.6
Less current maturities (1)	—	—
Total long-term debt	$194.3	$192.6
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At March 31, 2018, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 20, 2018. There are no material changes in our previously reported critical accounting policies.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 16. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of our exposure to market risk as of December 31, 2017, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material developments in our previously reported risk factors.

Item 6. Exhibits

10.1	Form of Performance Stock Unit Award Agreement dated February 15, 2018, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2018 and 2017, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 30, 2018	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)