Form 10-Q
period 2018-06-30
Knowles Corp
filed 2018-07-30
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 26, 2018 was 90,100,292.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$188.4	$164.4	$366.9	$332.7
Cost of goods sold	115.1	100.4	228.3	205.1
Impairment charges	—	1.4	—	1.4
Restructuring charges - cost of goods sold	0.1	(0.6)	0.1	3.7
Gross profit	73.2	63.2	138.5	122.5
Research and development expenses	25.4	24.7	50.2	48.7
Selling and administrative expenses	37.1	33.9	72.9	67.3
Impairment charges	—	19.9	—	19.9
Restructuring charges	0.5	2.7	0.9	3.3
Operating expenses	63.0	81.2	124.0	139.2
Operating earnings (loss)	10.2	(18.0)	14.5	(16.7)
Interest expense, net	4.1	5.1	8.1	10.3
Other expense, net	0.3	1.1	0.2	2.7
Earnings (loss) before income taxes and discontinued operations	5.8	(24.2)	6.2	(29.7)
Provision for income taxes	1.4	6.7	2.2	6.2
Earnings (loss) from continuing operations	4.4	(30.9)	4.0	(35.9)
Earnings from discontinued operations, net	0.2	1.2	0.3	3.0
Net earnings (loss)	$4.6	$(29.7)	$4.3	$(32.9)

Earnings (loss) per share from continuing operations:
Basic	$0.05	$(0.35)	$0.04	$(0.40)
Diluted	$0.05	$(0.35)	$0.04	$(0.40)

Earnings per share from discontinued operations:
Basic	$—	$0.02	$0.01	$0.03
Diluted	$—	$0.02	$0.01	$0.03

Net earnings (loss) per share:
Basic	$0.05	$(0.33)	$0.05	$(0.37)
Diluted	$0.05	$(0.33)	$0.05	$(0.37)

Weighted-average common shares outstanding:
Basic	90,063,089	89,361,352	89,893,557	89,168,499
Diluted	90,731,760	89,361,352	90,718,298	89,168,499

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss)	$4.6	$(29.7)	$4.3	$(32.9)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(7.6)	5.4	(2.7)	20.1

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	—	0.3	—
Net change in employee benefit plans	0.2	—	0.3	—

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(2.0)	1.0	(1.2)	1.6
Net (gains) losses reclassified into earnings	(0.1)	0.3	(0.7)	1.7
Total cash flow hedges	(2.1)	1.3	(1.9)	3.3

Other comprehensive (loss) earnings, net of tax	(9.5)	6.7	(4.3)	23.4

Comprehensive loss	$(4.9)	$(23.0)	$—	$(9.5)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$50.8	$111.7
Receivables, net of allowances of $0.5 and $0.7	130.1	137.7
Inventories, net	160.6	125.6
Prepaid and other current assets	23.3	19.9
Total current assets	364.8	394.9
Property, plant, and equipment, net	205.1	183.0
Goodwill	887.9	884.9
Intangible assets, net	60.0	53.5
Other assets and deferred charges	34.7	31.8
Assets of discontinued operations	0.2	1.7
Total assets	$1,552.7	$1,549.8

Current liabilities:
Accounts payable	$89.9	$85.6
Accrued compensation and employee benefits	30.0	31.2
Other accrued expenses	21.3	28.2
Federal and other taxes on income	1.2	6.6
Total current liabilities	142.4	151.6
Long-term debt	196.1	192.6
Other liabilities	69.7	67.9
Liabilities of discontinued operations	1.9	5.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 90,098,973 and 89,491,471 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	1,533.6	1,523.1
Accumulated deficit	(287.6)	(291.9)
Accumulated other comprehensive loss	(104.3)	(100.0)
Total stockholders' equity	1,142.6	1,132.1
Total liabilities and stockholders' equity	$1,552.7	$1,549.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net earnings	—	—	4.3	—	4.3
Other comprehensive loss, net of tax	—	—	—	(4.3)	(4.3)
Stock-based compensation expense	—	14.3	—	—	14.3
Common stock issued for exercise of stock options	—	0.3	—	—	0.3
Tax on restricted stock unit vesting	—	(4.1)	—	—	(4.1)
Balance at June 30, 2018	$0.9	$1,533.6	$(287.6)	$(104.3)	$1,142.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net earnings (loss)	$4.3	$(32.9)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	26.6	29.9
Impairment of intangibles	—	16.2
Stock-based compensation	14.3	12.4
Impairment charges on fixed and other assets	—	5.1
Non-cash interest expense and amortization of debt issuance costs	3.8	3.7
Loss on disposal of fixed assets	0.2	0.1
Deferred income taxes	(2.8)	0.8
Other, net	(0.3)	3.2
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	10.4	17.1
Inventories, net	(33.9)	(32.3)
Prepaid and other current assets	(3.7)	(2.4)
Accounts payable	5.3	2.9
Accrued compensation and employee benefits	(2.6)	(5.8)
Other accrued expenses	(8.6)	3.9
Accrued taxes	(6.0)	(3.0)
Other non-current assets and non-current liabilities	2.3	2.5
Net cash provided by operating activities	9.3	21.4

Investing Activities
Additions to property, plant, and equipment	(48.0)	(31.4)
Acquisitions of business (net of cash acquired)	(17.5)	(2.5)
Proceeds from the sale of property, plant, and equipment	—	0.1
Net cash used in investing activities	(65.5)	(33.8)

Financing Activities
Tax on restricted stock unit vesting	(4.1)	(4.5)
Payments of capital lease obligations	(0.9)	(0.7)
Payment of consideration owed for acquisitions	(0.2)	—
Net proceeds from exercise of stock-based awards	0.3	3.1
Principal payments on term loan debt	—	(3.6)
Net cash used in financing activities	(4.9)	(5.7)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.5

Net decrease in cash and cash equivalents	(60.9)	(17.6)
Cash and cash equivalents at beginning of period	111.7	63.4
Add: Cash and cash equivalents at beginning of period from discontinued operations	—	2.8
Less: Cash and cash equivalents at end of period from discontinued operations	—	(3.6)
Cash and cash equivalents at end of period	$50.8	$45.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the second quarter of 2018, the Company recorded a correcting entry of $1.3 million related to pre-spin-off pension obligations, which decreased earnings before income taxes and discontinued operations. During the first quarter of 2018, the Company recorded a correcting entry of $0.7 million related to inventory reserves, which increased earnings before income taxes and discontinued operations. These items are not material to any of the Consolidated Financial Statements for the historical periods in which the errors originated and are not expected to be material to the Consolidated Financial Statements for the year ended December 31, 2018. Similarly, and as disclosed in the prior year during the first quarter of 2017, the Company recorded a correcting entry of $1.1 million related to inventory reserves and incentive compensation accruals. These items, which decreased loss before income taxes and discontinued operations, were determined not to be material to the Consolidated Financial Statements for the historical period in which the errors originated and the Consolidated Financial Statements for the year ended December 31, 2017.

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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2018 and 2017 were $5.9 million and $2.7 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current period presentation. See Note 17. Recent Accounting Standards for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of the Timing Device Business, part of the Precision Devices ("PD") segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. The Company recorded a gain of $62.3 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price includes $10.0 million held in escrow that is expected to be received nine months from the completion of the sale and is recorded in the Prepaid and other current assets line on the Consolidated Balance Sheets.

On July 7, 2016, the Company completed the sale of its speaker and receiver product line ("Speaker and Receiver Product Line"). The Speaker and Receiver Product Line had no effect on the Company's results of operations for the three and six months ended June 30, 2018.

The results of operations and financial positions of the Timing Device Business and Speaker and Receiver Product Line have been reclassified to discontinued operations for all periods presented as these disposals represent strategic shifts that have a major effect on the Company's results of operations.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenues	$—	$25.8	$—	$51.2
Cost of goods sold	—	17.2	—	34.3
Gross profit	—	8.6	—	16.9
Research and development expenses	—	2.0	—	4.2
Selling and administrative expenses	(0.2)	4.4	(0.2)	9.1
Restructuring charges	—	0.1	—	0.2
Operating (income) expenses	(0.2)	6.5	(0.2)	13.5
Other expense (income), net	—	0.4	(0.2)	1.0
Earnings from discontinued operations before taxes (1)	0.2	1.7	0.4	2.4
Provision for (benefit from) income taxes	—	0.5	0.1	(0.6)
Earnings from discontinued operations, net of tax	$0.2	$1.2	$0.3	$3.0
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business and Speaker and Receiver Product Line did not have any such interest expense in the periods presented.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	June 30, 2018	December 31, 2017
Assets of discontinued operations:
Receivables	$0.1	$1.2
Prepaid and other current assets	0.1	0.5
Total current assets	0.2	1.7
Total assets (1)	$0.2	$1.7

Liabilities of discontinued operations:
Accounts payable	$—	$0.1
Other current liabilities	1.9	5.5
Total current liabilities	1.9	5.6
Total liabilities (1)	$1.9	$5.6
(1) In connection with the sale of the Timing Device Business, the Company retained certain obligations related to employees of the Timing Device Business. This arrangement results in maintaining asset and liability balances, which are expected to be settled during the current fiscal year.

The following table presents the depreciation, amortization, and capital expenditures related to discontinued operations:

	Six Months Ended June 30,
(in millions)	2018	2017
Depreciation	$—	$1.3
Amortization of intangible assets	—	0.7
Capital expenditures	—	1.5

There were capital expenditures of nil and $0.2 million included in accounts payable at June 30, 2018 and 2017, respectively.

3. Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled on April 2, 2018 as well as a $1.0 million holdback that will be paid eighteen months from the completion of the acquisition and is recorded in the Other liabilities line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $5.8 million and $1.0 million, respectively, from the date of acquisition through June 30, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below represents a preliminary allocation of the purchase price to net assets acquired as of January 19, 2018:

(in millions)
Cash	$0.2
Receivables	1.7
Inventories	2.1
Property, plant, and equipment	2.0
Customer relationships	7.3
Unpatented technologies	2.0
Trademarks and other amortized intangible assets	0.4
Other assets	0.2
Goodwill	3.0
Assumed current liabilities	(0.2)
Total purchase price	$18.7

The Company recorded a purchase price adjustment related to property, plant, and equipment during the three months ended June 30, 2018, resulting in an increase to goodwill of $0.1 million. The adjustment did not impact the Consolidated Statements of Earnings. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company's analysis.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions, except share and per share amounts)	2017	2018	2017
Revenues from continuing operations:
As reported	$164.4	$366.9	$332.7
Pro-forma	167.5	367.5	338.7
(Loss) earnings from continuing operations:
As reported	$(30.9)	$4.0	$(35.9)
Pro-forma	(30.3)	4.7	(34.7)
Basic (loss) earnings per share from continuing operations:
As reported	$(0.35)	$0.04	$(0.40)
Pro-forma	(0.34)	0.05	(0.39)
Diluted (loss) earnings per share from continuing operations:
As reported	$(0.35)	$0.04	$(0.40)
Pro-forma	(0.34)	0.05	(0.39)

Other Acquisition

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $0.2 million was paid during the second quarter of 2018, with the remaining $1.0 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment. The financial results of this acquisition were included in our Consolidated Financial Statements beginning January 11, 2017. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2018	December 31, 2017
Raw materials	$72.7	$65.9
Work in progress	26.5	21.3
Finished goods	88.1	60.8
Subtotal	187.3	148.0
Less reserves	(26.7)	(22.4)
Total	$160.6	$125.6

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2018	December 31, 2017
Land	$7.4	$7.7
Buildings and improvements	103.1	103.2
Machinery, equipment, and other	485.5	441.1
Subtotal	596.0	552.0
Less accumulated depreciation	(390.9)	(369.0)
Total	$205.1	$183.0

Depreciation expense totaled $11.5 million and $11.6 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense totaled $23.4 million and $23.3 million, respectively.

During the three months ended June 30, 2017, the Company recorded a $5.1 million impairment charge on fixed assets. See Note 4. Impairments for more information.

7. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2018 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2017	$859.9	$25.0	$884.9
Acquisition	—	3.0	3.0
Balance at June 30, 2018	$859.9	$28.0	$887.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.5	$0.2	$0.3	$0.2
Patents	40.8	24.5	40.8	22.2
Customer relationships	10.6	1.3	3.3	0.7
Unpatented technologies	4.4	2.5	2.4	2.2
Other	0.2	—	—	—
Total	56.5	28.5	46.8	25.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$60.0		$53.5

Amortization expense totaled $1.6 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $3.2 million and $4.6 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q3 - Q4 2018	$3.3
2019	6.4
2020	6.3
2021	6.3
2022	1.1

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three and six months ended June 30, 2018, the Company recorded restructuring charges of $0.1 million within Gross profit for actions associated with rationalizing the workforce in the Precision Devices segment. During the three and six months ended June 30, 2018, the Company recorded restructuring charges of $0.5 million and $0.9 million, respectively, within Operating expenses primarily for actions associated with rationalizing the workforce.

During the three and six months ended June 30, 2017, the Company recorded net restructuring credits of $0.6 million and net restructuring charges of $3.7 million within Gross profit for actions primarily associated with transferring certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. A $0.9 million reversal of previously recorded restructuring charges was recorded as a result of subsequent developments that impacted the previously estimated amounts. These charges were recorded within the Audio segment. During the three and six months ended June 30, 2017, the Company also recorded restructuring charges of $2.7 million and $3.3 million within Operating expenses primarily for actions associated with rationalizing the workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Audio (1)	$0.5	$0.7	$0.8	$5.4
Precision Devices	0.1	—	0.2	0.1
Corporate	—	1.4	—	1.5
Total	$0.6	$2.1	$1.0	$7.0
(1) During the three and six months ended June 30, 2017, the Company reversed $0.9 million of previously recorded restructuring charges in Gross profit due to subsequent developments that impacted the previously estimated amounts.

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2017	$4.7	$0.4	$5.1
Restructuring charges	1.0	—	1.0
Payments	(5.1)	(0.1)	(5.2)
Balance at June 30, 2018	$0.6	$0.3	$0.9

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	June 30, 2018	December 31, 2017
Other accrued expenses	$0.7	$4.8
Other liabilities (1)	0.2	0.3
Total	$0.9	$5.1
(1) This line represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

9. Hedging Transactions and Derivative Instruments

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At June 30, 2018 and December 31, 2017, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $46.3 million and $17.9 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At June 30, 2018 and December 31, 2017, the notional value of the derivatives related to economic hedging was $18.8 million and $6.4 million, respectively.

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

The Company early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-12 as of January 1, 2018. The standard requires adoption of the amended presentation and disclosure requirements on a prospective basis. With respect to presentation requirements, the Company began presenting the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings as of January 1, 2018. These amounts were classified in the Other expense, net line in prior periods. This change aligns the presentation of the impact of these hedges with the same line on the Consolidated Statements of Earnings that is used to present the earnings effect of the hedged item. With respect to disclosure requirements, the Company has enhanced the tabular disclosures below to align with the standard. See Note 17. Recent Accounting Standards for additional information on the adoption of this standard.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$—	$0.6
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(1.6)	—

Derivatives not designated as hedging instruments:
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.2)	—

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Contract Type	2018	2017	2018	2017
Cash flow hedges	Foreign exchange contracts	$(2.5)	$1.1	$(1.5)	$1.8
Cash flow hedges	Interest rate contracts	—	—	0.1	0.1

The table above excludes a tax benefit of $0.5 million and tax expense of $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and a tax benefit of $0.2 million and tax expense of 0.3 million for the six months ended June 30, 2018 and 2017, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended June 30,
		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Total amounts per Consolidated Statements of Earnings		$115.1	$4.1	$0.3	$5.1	$1.1

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	—	—	—	—	0.2
Cash flow hedges	Interest rate contracts	—	(0.1)	—	0.2	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.8	—	(0.2)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Six Months Ended June 30,
		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Total amounts per Consolidated Statements of Earnings		$228.3	$8.1	$0.2	$10.3	$2.7

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	(0.8)	—	—	—	1.3
Cash flow hedges	Interest rate contracts	—	—	—	0.5	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.4	—	(0.3)

10. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2018	December 31, 2017
3.25% convertible senior notes	$145.4	$141.9
Revolving credit facility	50.7	50.7
Total	196.1	192.6
Less current maturities (1)	—	—
Total long-term debt	$196.1	$192.6
(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	Q3-Q4 2018	2019	2020	2021	2022
Debt principal payments	$—	$—	$—	$172.5	$50.7

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2018, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	June 30, 2018	December 31, 2017
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(27.1)	(30.6)
Total	145.4	141.9
Less current maturities (1)	—	—
Long-term portion	$145.4	$141.9

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at June 30, 2018 was $193.7 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the second quarter of 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
3.25% coupon	$1.4	$1.4	$2.8	$2.8
Amortization of debt issuance costs	0.2	0.2	0.4	0.4
Amortization of debt discount	1.6	1.5	3.1	2.9
Total	$3.2	$3.1	$6.3	$6.1

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2018	December 31, 2017
$400.0 million revolving credit facility due October 2022	$50.7	$50.7
Less current maturities (1)	—	—
Long-term portion	$50.7	$50.7
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
(unaudited)

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 ("the Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At June 30, 2018, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities was 3.49% and 3.67% for the six months ended June 30, 2018 and 2017, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities for the six months ended June 30, 2018 and 2017 includes interest expense related to the monthly interest rate swap settlements. The weighted-average commitment fee on the revolving line of credit was 0.25% and 0.39% for the six months ended June 30, 2018 and 2017, respectively.

For supplemental cash flow purposes, cash paid for interest was $4.1 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively.

See Note 9. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

11. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(7.6)	$—	$(7.6)	$5.4	$—	$5.4
Employee benefit plans	0.2	—	0.2	—	—	—
Changes in fair value of cash flow hedges	(2.6)	0.5	(2.1)	1.5	(0.2)	1.3
Total other comprehensive (loss) earnings	$(10.0)	$0.5	$(9.5)	$6.9	$(0.2)	$6.7

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(2.7)	$—	$(2.7)	$20.1	$—	$20.1
Employee benefit plans	0.3	—	0.3	—	—	—
Changes in fair value of cash flow hedges	(2.2)	0.3	(1.9)	3.7	(0.4)	3.3
Total other comprehensive (loss) earnings	$(4.6)	$0.3	$(4.3)	$23.8	$(0.4)	$23.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2018 and 2017:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive (loss) earnings, net of tax	(1.9)	0.3	(2.7)	(4.3)
Balance at June 30, 2018	$(1.4)	$(15.0)	$(87.9)	$(104.3)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2016	$(3.2)	$(16.6)	$(112.3)	$(132.1)
Other comprehensive earnings, net of tax	3.3	—	20.1	23.4
Balance at June 30, 2017	$0.1	$(16.6)	$(92.2)	$(108.7)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.2	$—
Tax	Provision for income taxes	—	—
Net of tax		$0.2	$—

Cash flow hedges:
Net (gains) losses reclassified into earnings	Various (1)	$(0.1)	$0.4
Tax	Provision for income taxes	—	(0.1)
Net of tax		$(0.1)	$0.3

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.3	$—
Tax	Provision for income taxes	—	—
Net of tax		$0.3	$—

Cash flow hedges:
Net (gains) losses reclassified into earnings	Various (1)	$(0.8)	$1.8
Tax	Provision for income taxes	0.1	(0.1)
Net of tax		$(0.7)	$1.7
(1) See Note 9. Hedging Transactions and Derivative Instruments for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Income Taxes

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2018 was a 24.1% provision and a 35.5% provision, respectively. During the three and six months ended June 30, 2018, the ETR from continuing operations was impacted by discrete items totaling $0.4 million and $0.2 million of expense, respectively. The Company settled its 2014 pre-spin-off U.S. federal income tax examination during the period and recognized $0.3 million of benefit. Additionally, the Company recorded a $0.3 million tax expense resulting from an increase to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2018 was a 17.2% provision and a 32.3% provision, respectively.

The Company's ETR from continuing operations for the three and six months ended June 30, 2017 was a 27.7% provision and a 20.9% provision, respectively. During the three and six months ended June 30, 2017, the ETR from continuing operations was impacted by discrete items totaling $2.2 million and $3.0 million of expense, respectively. The Company settled its 2013 pre-spin-off U.S. federal income tax examination during the period and recognized $2.9 million of expense. Additionally, the Company recorded a $0.6 million tax benefit resulting from a reduction to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2017 was an 18.6% provision and a 10.8% provision, respectively.

The changes in ETR were due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and six months ended June 30, 2018 was approximately $2.6 million and $4.1 million, respectively, or $0.03 and $0.05 on a per share basis. The continuing operations benefit of these incentives for the three and six months ended June 30, 2017 was approximately $4.4 million and $3.9 million, respectively, or $0.05 and $0.04 on a per share basis.

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. The Internal Revenue Service (“IRS”) issued interpretive guidance related to the deemed repatriation tax on April 2, 2018 in Notice 2018-26. The Company has recorded the immaterial tax impact of the guidance during the three months ended June 30, 2018. The Company has not made any additional measurement period adjustments related to these items during the three and six months ended June 30, 2018. The Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, which is no later than the fourth quarter of 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.3 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, stock-based compensation expense was $14.3 million and $12.1 million, respectively.

Stock Options

The expense related to stock options granted in the six months ended June 30, 2018 and 2017 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Six Months Ended June 30,
	2018			2017
Risk-free interest rate	2.59%			1.73%	to	1.93%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	41.2%			38.1%	to	38.8%
Fair value at date of grant	$4.83	to	$5.39	$6.07	to	$6.73

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2018 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	850,516	$21.54			4,901,739	$18.36
Granted	—	—			923,283	14.28
Exercised	(30,624)	12.26			(26,595)	11.02
Forfeited	—	—			(47,918)	15.91
Expired	(37,897)	22.79			(140,839)	21.27
Outstanding at June 30, 2018	781,995	$21.85	$0.1	3.6	5,609,670	$17.67	$7.5	4.6

Exercisable at June 30, 2018	781,995	$21.85	$0.1	3.6	3,555,319	$19.37	$4.3	3.9

There was no unrecognized compensation expense related to SSARs at June 30, 2018. At June 30, 2018, unrecognized compensation expense related to stock options not yet exercisable of $8.6 million is expected to be recognized over a weighted-average period of 1.4 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the six months ended June 30, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	2,202,576	$16.54
Granted	1,569,435	14.14
Vested	(896,114)	17.10
Forfeited	(193,995)	15.37
Unvested at June 30, 2018	2,681,902	$15.05

At June 30, 2018, $33.0 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

PSUs

In February 2018 and 2017, the Company granted performance stock units ("PSUs") to senior management. In each case, the awards will cliff vest three years following the grant date and the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to revenues and stock price, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU balances for the six months ended June 30, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	176,000	$15.32
Granted	381,967	13.78
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2018	557,967	$14.27

At June 30, 2018, $8.4 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.4 years.

14. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Earnings (loss) from continuing operations	$4.4	$(30.9)	$4.0	$(35.9)
Earnings from discontinued operations, net	0.2	1.2	0.3	3.0
Net earnings (loss)	$4.6	$(29.7)	$4.3	$(32.9)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.05	$(0.35)	$0.04	$(0.40)
Earnings from discontinued operations, net	—	0.02	0.01	0.03
Net earnings (loss)	$0.05	$(0.33)	$0.05	$(0.37)

Weighted-average shares outstanding	90,063,089	89,361,352	89,893,557	89,168,499

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.05	$(0.35)	$0.04	$(0.40)
Earnings from discontinued operations, net	—	0.02	0.01	0.03
Net earnings (loss)	$0.05	$(0.33)	$0.05	$(0.37)

Diluted weighted-average shares outstanding	90,731,760	89,361,352	90,718,298	89,168,499

For the three and six months ended June 30, 2018, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 6,277,283 and 5,892,564, respectively. For the three and six months ended June 30, 2017, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,446,261and 4,245,594, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at June 30, 2018 and December 31, 2017.

16. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenues:
Audio	$151.8	$138.1	$298.2	$282.3
Precision Devices	36.6	26.3	68.7	50.4
Total revenues	$188.4	$164.4	$366.9	$332.7

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$17.3	$(7.1)	$29.6	$1.8
Precision Devices	6.4	4.2	12.6	8.5
Total segments	23.7	(2.9)	42.2	10.3
Corporate expense / other	13.8	16.2	27.9	29.7
Interest expense, net	4.1	5.1	8.1	10.3
Earnings (loss) before income taxes and discontinued operations	5.8	(24.2)	6.2	(29.7)
Provision for income taxes	1.4	6.7	2.2	6.2
Earnings (loss) from continuing operations	$4.4	$(30.9)	$4.0	$(35.9)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2018	December 31, 2017
Audio	$1,418.1	$1,430.9
Precision Devices	122.4	103.4
Corporate / eliminations	12.0	13.8
Discontinued operations	0.2	1.7
Total	$1,552.7	$1,549.8

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Asia	$131.8	$117.9	$257.8	$242.8
United States	32.4	25.3	62.0	48.4
Europe	21.7	18.8	42.2	37.2
Other Americas	0.9	1.0	1.8	1.8
Other	1.6	1.4	3.1	2.5
Total	$188.4	$164.4	$366.9	$332.7

17. Recent Accounting Standards

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
In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance within ASU 2018-01 and ASU 2018-10, which are collectively referred to as "ASC 842." This guidance requires a lessee to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The standard requires a modified retrospective transition method and includes optional practical expedients. The guidance also provides clarification surrounding the presentation of the effects of leases in the statement of earnings and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has established a project plan and is evaluating its lease portfolio to assess the impact on its Consolidated Financial Statements as well as on its accounting processes, internal controls, and disclosures. The impact of adoption will depend on the lease portfolio as of the transition date and the Company's accounting policy elections. The Company expects adoption of the standard will have a material impact on the Consolidated Balance Sheets related to the recognition of lease liabilities and right-of-use assets for operating leases. The Company has not yet determined the other impacts of the standard on its Consolidated Financial Statements. The Company plans to adopt the standard on January 1, 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard requires adoption on a modified retrospective basis for hedging relationships existing as of the adoption date and on a prospective basis for the amended presentation and disclosure requirements. The Company elected to early adopt the standard as of January 1, 2018. Adoption of the standard did not result in a cumulative effect adjustment to retained earnings as of January 1, 2018 as the Company had no cumulative ineffectiveness recognized under its hedging relationships existing as of the adoption date. See Note 9. Hedging Transactions and Derivative Instruments for detail on the Company's prospective adoption of the amended presentation and disclosure requirements. The adoption of this standard had no other impact on the Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension and post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside of any subtotal of operating income. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018 using a retrospective approach for the presentation of net benefit cost components. For the three and six months ended June 30, 2018, net benefit cost other than service cost of $1.1 million and $0.9 million, respectively, was recognized within the Other expense, net line on the Consolidated Statements of Earnings. For the six months ended June 30, 2017, net benefit income other than service cost of $0.1 million previously presented in the Selling and administrative expenses line on the Consolidated Statements of Earnings has been reclassified to the Other expense, net line. The adoption of this standard had no other impact on the Consolidated Financial Statements.
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
Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of June 30, 2018, our total remaining performance obligations are immaterial.
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
Receivables, net from contracts with customers were $111.1 million and $127.0 million as of June 30, 2018 and January 1, 2018, respectively. See Note 16. Segment Information for disclosures regarding the disaggregation of revenues.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	The rate of multi-microphone and smart microphone adoption and market adoption of our "intelligent audio" solutions across our mobile, ear, and IoT markets;
o	the pace and success of achieving the cost savings from our announced restructurings and acquisitions;
o	our ability to slow and offset price erosion in certain of our mature microphone products;
o	delays in customer product introductions and other related customer challenges that may occur;
o	MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	factory capacity utilization in our Audio segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions, and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	macroeconomic conditions, both in the United States and internationally;
o	foreign currency exchange rate fluctuations;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions, and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers, and our business;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	government-imposed tariffs, trade restrictions, and import/export controls; and
o	changes in tax laws or the loss of our tax holidays.

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

We are organized into two reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) Audio and (ii) Precision Devices ("PD"). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

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

Import tariffs or other mandates recently imposed or announced by the current U.S. presidential administration have resulted in retaliatory tariffs and could potentially lead to an escalating trade war with other foreign governments. Tariffs already announced and implemented are having an adverse effect on a small percentage of our capacitor products. Although the impact of the current tariffs on the PD segment is not expected to be material for the next quarter or full year, additional tariffs or an escalating trade war could significantly increase the prices on our products or raw materials that are critical to both of our segments, which we may not be able to recover through price increases and adversely affect our future financial performance. For a discussion of the risk relating to tariffs, refer to Part II - Other Information, Item 1A. Risk Factors.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex") for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements.

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $0.2 million was paid during the second quarter of 2018, with the remaining $1.0 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment.

Results of Operations for the Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

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

	Three Months Ended June 30,
(in millions, except per share amounts)	2018	2017
Revenues	$188.4	$164.4

Gross profit	$73.2	$63.2
Non-GAAP gross profit	$74.2	$66.4

Earnings (loss) from continuing operations before interest and income taxes	$9.9	$(19.1)
Adjusted earnings from continuing operations before interest and income taxes	$21.4	$14.5

Provision for income taxes	$1.4	$6.7
Non-GAAP provision for income taxes	$2.1	$0.2

Earnings (loss) from continuing operations	$4.4	$(30.9)
Non-GAAP net earnings	$16.8	$10.6

Earnings (loss) per share from continuing operations - diluted	$0.05	$(0.35)
Non-GAAP diluted earnings per share from continuing operations	$0.18	$0.11

Revenues

Revenues for the second quarter of 2018 were $188.4 million, compared with $164.4 million for the second quarter of 2017, an increase of $24.0 million or 14.6%. Audio revenues increased $13.7 million primarily due to higher shipments of MEMS microphones to a key North American OEM and several key Chinese OEMs, partially offset by lower shipments to a key Korean OEM and lower average pricing on mature products. PD revenues increased $10.3 million primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex in January 2018.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2018 was $115.1 million, compared with $100.4 million for the second quarter of 2017, an increase of $14.7 million or 14.6%. This increase was primarily due to higher MEMS microphones and capacitor volume, increased manufacturing costs and unfavorable foreign currency exchange rate changes. The increases were partially offset by material cost savings, productivity initiatives, and lower production transfer costs.

Impairment Charges

During the second quarter of 2017, we recorded total impairment charges of $21.3 million, which are related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Impairment charges of $1.4 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 4. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2018, we recorded total restructuring charges of $0.6 million. The restructuring charges consist primarily of actions associated with reorganizing the research and development workforce. Charges of $0.1 million were classified as COGS and charges of $0.5 million were classified as Operating expenses.

During the second quarter of 2017, we recorded total restructuring charges of $2.1 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts and the residual expenses related to the continued transfer of our hearing health manufacturing to a lower-cost Asian manufacturing facility. The restructuring charges consist primarily of actions associated with rationalizing the workforce. Classified in COGS are net restructuring credits of $0.6 million and charges of $2.7 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2018 was $73.2 million, compared with $63.2 million for the second quarter of 2017, an increase of $10.0 million or 15.8%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2018 was 38.9%, compared with 38.4% for the second quarter of 2017. The gross profit and margin increases were primarily due to higher MEMS microphones and capacitor volume, material cost savings, productivity initiatives, lower production transfer costs, and reduced impairment charges, partially offset by lower average pricing on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes.

Non-GAAP gross profit for the second quarter of 2018 was $74.2 million, compared with $66.4 million for the second quarter of 2017, an increase of $7.8 million or 11.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2018 was 39.4%, compared with 40.4% for the second quarter of 2017. The non-GAAP gross profit increase was primarily due to higher MEMS microphones and capacitor volume, material cost savings, and productivity initiatives, partially offset by lower average pricing on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes. The non-GAAP gross profit margin decrease was primarily due to lower average pricing on mature products, increased manufacturing expenses, and unfavorable foreign currency exchange rate changes, partially offset by material cost savings and productivity initiatives.

Research and Development Expenses

Research and development expenses for the second quarter of 2018 were $25.4 million, compared with $24.7 million for the second quarter of 2017, an increase of $0.7 million or 2.8%. Research and development expenses as a percentage of revenues for the second quarter of 2018 and 2017 were 13.5% and 15.0%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2018 were $37.1 million, compared with $33.9 million for the second quarter of 2017, an increase of $3.2 million or 9.4%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2018 and 2017 were 19.7% and 20.6%, respectively. The increase in selling and administrative expenses was primarily driven by higher compensation and the acquisition of Compex, partially offset by lower intangible amortization and legal costs.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the second quarter of 2018 was $9.9 million, compared with a loss of $19.1 million for the second quarter of 2017, an increase of $29.0 million. The increase was primarily due to the absence of impairment charges in 2018 and higher gross profit, partially offset by compensation increases in operating expenses.

Adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") for the second quarter of 2018 was $21.4 million, compared with $14.5 million for the second quarter of 2017, an increase of $6.9 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2018 was 11.4%, compared with 8.8% for the second quarter of 2017. The increase in Adjusted EBIT was primarily due to higher gross profit, partially offset by compensation increases in operating expenses. The increase in Adjusted EBIT margin was primarily driven by a 14.6% increase in revenues, partially offset by a 5.9% increase in operating expenses and a 1.0% decrease in gross profit margins.

Interest Expense, net

Interest expense for the second quarter of 2018 was $4.1 million, compared with $5.1 million for the second quarter of 2017, a decrease of $1.0 million. The decrease in interest expense is due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2018 was a 24.1% provision, compared with a 27.7% provision for the second quarter of 2017. The ETR from continuing operations for the second quarter of 2018 was impacted by a net discrete provision totaling $0.4 million compared to a net discrete provision totaling $2.2 million for the second quarter of 2017. The Company settled its 2014 pre-spin-off U.S. federal income tax examination during the second quarter of 2018 and recognized $0.3 million of benefit. Additionally, the Company recorded a $0.3 million tax expense resulting from an increase to its uncertain tax position reserves. During the second quarter of 2017, the Company settled its 2013 pre-spin-off U.S. federal income tax examination and recognized $2.9 million of expense. Additionally, the Company recorded a $0.6 million tax benefit resulting from a reduction to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the second quarter of 2018 and 2017 was a 17.2% provision and a 18.6% provision, respectively. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the second quarter of 2018 was a 11.1% provision, compared with a 1.9% provision for the second quarter of 2017. The non-GAAP ETR from continuing operations for the second quarter of 2018 was impacted by a net discrete provision totaling $0.3 million, primarily related to the change in the Company's uncertain tax positions. The non-GAAP ETR from continuing operations for the second quarter of 2017 was impacted by a net discrete benefit totaling $1.5 million, primarily comprised of a $1.8 million benefit related to the change in the Company's uncertain tax positions offset by a $0.5 million expense related to the completion of the Company's 2013 pre-spin-off U.S. federal income tax examination. Absent the discrete items, the non-GAAP ETR from continuing operations for the second quarter of 2018 and 2017 was a 9.5% provision and a 15.7% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. The Internal Revenue Service (“IRS”) issued interpretive guidance related to the deemed repatriation tax on April 2, 2018 in Notice 2018-26. The Company has incorporated the immaterial increase in tax due to the new IRS Notice 2018-26 guidance during the second quarter. The Company has not made any additional measurement period adjustments related to these items during the quarter. The Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, which is no later than the fourth quarter of 2018.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.2 million for the second quarter of 2018, compared with $1.2 million for the second quarter of 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.05 for the second quarter of 2018, compared with a diluted loss per share of $0.35 for the second quarter of 2017. The improvement in diluted loss per share was mainly driven by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.18 for the second quarter of 2018, compared with $0.11 for the second quarter of 2017. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT.

Results of Operations for the Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

	Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017
Revenues	$366.9	$332.7

Gross profit	$138.5	$122.5
Non-GAAP gross profit	$140.9	$131.6

Earnings (loss) from continuing operations before interest and income taxes	$14.3	$(19.4)
Adjusted earnings from continuing operations before interest and income taxes	$36.1	$28.9

Provision for income taxes	$2.2	$6.2
Non-GAAP provision for income taxes	$3.6	$0.9

Earnings (loss) from continuing operations	$4.0	$(35.9)
Non-GAAP net earnings	$27.5	$20.5

Earnings (loss) per share from continuing operations - diluted	$0.04	$(0.40)
Non-GAAP diluted earnings per share from continuing operations	$0.30	$0.22

Revenues

Revenues for the six months ended June 30, 2018 were $366.9 million, compared with $332.7 million for the six months ended June 30, 2017, an increase of $34.2 million or 10.3%. PD revenues increased $18.3 million primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex. Audio revenues increased $15.9 million primarily due to higher shipments of MEMS microphones to a key North American OEM and several key Chinese OEMs, partially offset by lower shipments to a key Korean OEM and lower average pricing on mature products.

Cost of Goods Sold

COGS for the six months ended June 30, 2018 was $228.3 million, compared with $205.1 million for the six months ended June 30, 2017, an increase of $23.2 million or 11.3%. This increase was primarily due to higher MEMS microphones and capacitor volume, increased manufacturing costs and unfavorable foreign currency exchange rate changes. The increases were partially offset by material cost savings, productivity initiatives, and lower production transfer costs.

Impairment Charges

During the second quarter of 2017, we recorded total impairment charges of $21.3 million, which are related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Impairment charges of $1.4 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 4. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2018, we recorded total restructuring charges of $1.0 million. The restructuring charges consist primarily of actions associated with reorganizing the research and development and marketing and sales workforce. Charges of $0.1 million were classified as COGS and charges of $0.9 million were classified as Operating expenses.

During the six months ended June 30, 2017, we recorded total restructuring charges of $7.0 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts. The restructuring charges consist primarily of actions associated with the transfer of our hearing health manufacturing into a lower-cost Asian manufacturing facility and the actions associated with rationalizing the workforce. Total restructuring credits of $3.7 million were classified in COGS and charges of $3.3 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2018 was $138.5 million, compared with $122.5 million for the six months ended June 30, 2017, an increase of $16.0 million or 13.1%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2018 was 37.7%, compared with 36.8% for the six months ended June 30, 2017. The gross profit and margin increases were primarily due to higher MEMS microphones and capacitor volume, material cost savings, productivity initiatives, reduced restructuring charges, and lower production transfer costs, partially offset by lower average pricing on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes.

Non-GAAP gross profit for the six months ended June 30, 2018 was $140.9 million, compared with $131.6 million for the six months ended June 30, 2017, an increase of $9.3 million or 7.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2018 was 38.4%, compared with 39.6% for the six months ended June 30, 2017. The non-GAAP gross profit margin decrease was primarily due to lower average pricing on mature products, increased manufacturing expenses, and unfavorable foreign currency exchange rate changes, partially offset by material cost savings and productivity initiatives.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 were $50.2 million, compared with $48.7 million for the six months ended June 30, 2017, an increase of $1.5 million or 3.1%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2018 and 2017 were 13.7% and 14.6%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2018 were $72.9 million, compared with $67.3 million for the six months ended June 30, 2017, an increase of $5.6 million or 8.3%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2018 and 2017 were 19.9% and 20.2%, respectively. The increase in selling and administrative expenses was primarily driven by compensation increases and the acquisition of Compex, partially offset by lower intangible amortization costs.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the six months ended June 30, 2018 was $14.3 million, compared with a loss of $19.4 million for the six months ended June 30, 2017, an increase of $33.7 million. The increase was primarily due to the absence of impairment charges in 2018 and higher gross profit, partially offset by compensation increases in operating expenses.

Adjusted EBIT for the six months ended June 30, 2018 was $36.1 million, compared with $28.9 million for the six months ended June 30, 2017, an increase of $7.2 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the six months ended June 30, 2018 was 9.8%, compared with 8.7% for the six months ended June 30, 2017. The increase was primarily due to higher gross profit, partially offset by compensation increases in Operating expenses.

Interest Expense, net

Interest expense for the six months ended June 30, 2018 was $8.1 million, compared with $10.3 million for the six months ended June 30, 2017, a decrease of $2.2 million. The decrease in interest expense is due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate from continuing operations for the six months ended June 30, 2018 was a 35.5% provision, compared with a 20.9% provision for the six months ended June 30, 2017. The ETR from continuing operations for the six months ended June 30, 2018 and 2017 was impacted by a net discrete provision totaling $0.2 million and $3.0 million, respectively. The Company settled its 2014 pre-spin-off U.S. federal income tax examination during the second quarter of 2018 and recognized $0.3 million of benefit. Additionally, the Company recorded a $0.3 million tax expense resulting from an increase to its uncertain tax position reserves. During the second quarter of 2017, the Company settled its 2013 pre-spin-off U.S. federal income tax examination and recognized $2.9 million of expense. Additionally, the Company recorded a $0.6 million tax benefit resulting from a reduction to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2018 was a 32.3% provision, compared to a 10.8% provision for the six months ended June 30, 2017. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2018 was a 11.6% provision, compared with a 4.2% provision for the six months ended June 30, 2017. The non-GAAP ETR from continuing operations for the six months ended June 30, 2018 was impacted by a net discrete provision totaling $0.3 million, primarily related to the change in the Company's uncertain tax positions. The non-GAAP ETR from continuing operations for the six months ended June 30, 2017 was impacted by a net discrete benefit totaling $1.7 million, primarily comprised of a $1.8 million benefit related to the change in the Company's uncertain tax positions offset by a $0.5 million expense related to the completion of the Company's 2013 pre-spin-off U.S. federal income tax examination. Absent the discrete items, the non-GAAP ETR from continuing operations for the six months ended June 30, 2018 was a 10.6% provision, compared to a 12.1% provision for the six months ended June 30, 2017. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Reform Act. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. The IRS issued interpretive guidance related to the deemed repatriation tax on April 2, 2018 in Notice 2018-26. The Company has incorporated the immaterial increase in tax due to the new IRS Notice 2018-26 guidance during the second quarter. The Company has not made any additional measurement period adjustments related to these items during the six months ended June 30, 2018. The Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed SAB 118 measurement period, which is no later than the fourth quarter of 2018.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.3 million for the six months ended June 30, 2018, compared with $3.0 million for the six months ended June 30, 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.04 for the six months ended June 30, 2018, compared with a diluted loss per share of $0.40 for the six months ended June 30, 2017. The improvement in diluted earnings (loss) per share was mainly driven by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.30 and $0.22 for the six months ended June 30, 2018 and 2017. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Gross profit	$73.2	$63.2	$138.5	$122.5
Stock-based compensation expense	0.4	0.5	0.8	0.9
Impairment charges	—	1.4	—	1.4
Restructuring charges	0.1	(0.6)	0.1	3.7
Production transfer costs (2)	0.5	1.9	1.3	3.1
Other (3)	—	—	0.2	—
Non-GAAP gross profit	$74.2	$66.4	$140.9	$131.6

Earnings (loss) from continuing operations	$4.4	$(30.9)	$4.0	$(35.9)
Interest expense, net	4.1	5.1	8.1	10.3
Provision for income taxes	1.4	6.7	2.2	6.2
Earnings (loss) from continuing operations before interest and income taxes	9.9	(19.1)	14.3	(19.4)
Stock-based compensation expense	7.3	6.2	14.3	12.1
Intangibles amortization expense	1.6	1.9	3.2	4.6
Impairment charges	—	21.3	—	21.3
Restructuring charges	0.6	2.1	1.0	7.0
Production transfer costs (2)	0.7	1.9	1.7	3.1
Other (3)	1.3	0.2	1.6	0.2
Adjusted earnings from continuing operations before interest and income taxes	$21.4	$14.5	$36.1	$28.9

Interest expense, net	$4.1	$5.1	$8.1	$10.3
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	1.4	3.1	2.8
Non-GAAP interest expense	$2.5	$3.7	$5.0	$7.5

Provision for income taxes	$1.4	$6.7	$2.2	$6.2
Income tax effects of non-GAAP reconciling adjustments	0.7	(6.5)	1.4	(5.3)
Non-GAAP provision for income taxes	$2.1	$0.2	$3.6	$0.9

Earnings (loss) from continuing operations	$4.4	$(30.9)	$4.0	$(35.9)
Non-GAAP reconciling adjustments (5)	11.5	33.6	21.8	48.3
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	1.4	3.1	2.8
Income tax effects of non-GAAP reconciling adjustments	0.7	(6.5)	1.4	(5.3)
Non-GAAP net earnings from continuing operations	$16.8	$10.6	$27.5	$20.5

Diluted earnings (loss) per share from continuing operations	$0.05	$(0.35)	$0.04	$(0.40)
Earnings per share non-GAAP reconciling adjustment	0.13	0.46	0.26	0.62
Non-GAAP diluted earnings per share from continuing operations	$0.18	$0.11	$0.30	$0.22

Diluted average shares outstanding	90,731,760	89,361,352	90,718,298	89,168,499
Non-GAAP adjustment (6)	2,481,654	3,336,773	2,259,442	3,299,206
Non-GAAP diluted average shares outstanding (6)	93,213,414	92,698,125	92,977,740	92,467,705

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures that exclude certain amounts that are included in the most directly comparable GAAP measures. Knowles believes that non-GAAP measures are useful supplements to its GAAP results of operations in evaluating certain aspects of its operations and financial performance, and its management team primarily focuses on non-GAAP items in evaluating Knowles' performance for business planning purposes. Knowles also believes that these measures assist it with comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results.
(2) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily in Asia. These amounts are included in the corresponding Gross profit and Earnings (loss) from continuing operations before interest and income taxes for each period presented.
(3) In 2018, Other expenses in Gross profit and Operating expenses represent expenses related to the Compex acquisition and the remaining Other expenses represent an adjustment to pre-spin-off pension obligations. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.
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

Segment Results of Operations for the Three Months Ended June 30, 2018 compared with the Three Months Ended June 30, 2017

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 16. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings (loss) from continuing operations before interest and income taxes to our consolidated net earnings (loss) from continuing operations.

Audio

	Three Months Ended June 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$151.8		$138.1

Operating earnings (loss)	$17.1	11.3%	$(6.9)	(5.0)%
Other (income) expense, net	(0.2)		0.2
Earnings (loss) from continuing operations before interest and income taxes	$17.3	11.4%	$(7.1)	(5.1)%
Stock-based compensation expense	3.6		2.9
Intangibles amortization expense	1.1		1.7
Impairment charges	—		21.3
Restructuring charges	0.5		0.7
Production transfer costs (1)	0.2		1.7
Adjusted earnings from continuing operations before interest and income taxes	$22.7	15.0%	$21.2	15.4%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings (loss) from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $151.8 million for the second quarter of 2018, compared with $138.1 million for the second quarter of 2017, an increase of $13.7 million or 9.9%. Revenues increased primarily due to higher shipments of MEMS microphones to a key North American OEM and several key Chinese OEMs, partially offset by lower shipments to a key Korean OEM and lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $17.3 million for the second quarter of 2018, compared with a loss of $7.1 million for the second quarter of 2017, an increase of $24.4 million. The increase was primarily due to the absence of impairment charges in 2018 and higher gross profit, partially offset by increases in operating expenses. The higher gross profit is primarily due to higher MEMS microphones volume, material cost savings, productivity initiatives, and lower production transfer costs, partially offset by lower average pricing on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes.

Adjusted EBIT was $22.7 million for the second quarter of 2018, compared with $21.2 million for the second quarter of 2017, an increase of $1.5 million. Adjusted EBIT margin for the second quarter of 2018 was 15.0%, compared to 15.4% for the second quarter of 2017. The Adjusted EBIT increase was primarily due to higher gross profit, partially offset by increases in operating expenses. The Adjusted EBIT margin was lower due to lower average pricing on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes, partially offset by material cost savings and productivity initiatives.

Precision Devices

	Three Months Ended June 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$36.6		$26.3

Operating earnings	$7.1	19.4%	$4.0	15.2%
Other expense (income), net	0.7		(0.2)
Earnings from continuing operations before interest and income taxes	$6.4	17.5%	$4.2	16.0%
Stock-based compensation expense	0.2		0.1
Intangibles amortization expense	0.5		0.2
Restructuring charges	0.1		—
Production transfer costs (1)	0.5		0.2
Other (2)	1.3		0.1
Adjusted earnings from continuing operations before interest and income taxes	$9.0	24.6%	$4.8	18.3%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2018, Other expenses represent an adjustment to pre-spin-off pension obligations. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.

Revenues

PD revenues were $36.6 million for the second quarter of 2018, compared with $26.3 million for the second quarter of 2017, an increase of $10.3 million or 39.2%. Revenues increased primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $6.4 million for the second quarter of 2018, compared with $4.2 million for the second quarter of 2017, an increase of $2.2 million. EBIT margin for the second quarter of 2018 was 17.5%, compared to 16.0% for the second quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex. In addition, an unfavorable adjustment was recorded to a pre-spin-off pension obligation.

PD Adjusted EBIT was $9.0 million for the second quarter of 2018, compared with $4.8 million for the second quarter of 2017, an increase of $4.2 million. Adjusted EBIT margin for the second quarter of 2018 was 24.6%, compared with 18.3% for the second quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments and favorable impacts from productivity initiatives, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

Segment Results of Operations for the Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Audio

	Six Months Ended June 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$298.2		$282.3

Operating earnings (loss)	$29.3	9.8%	$2.9	1.0%
Other (income) expense, net	(0.3)		1.1
Earnings from continuing operations before interest and income taxes	$29.6	9.9%	$1.8	0.6%
Stock-based compensation expense	7.0		5.6
Intangibles amortization expense	2.3		4.2
Impairment charges	—		21.3
Restructuring charges	0.8		5.4
Production transfer costs (1)	0.9		2.8
Adjusted earnings from continuing operations before interest and income taxes	$40.6	13.6%	$41.1	14.6%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $298.2 million for the six months ended June 30, 2018, compared with $282.3 million for the six months ended June 30, 2017, an increase of $15.9 million or 5.6%. Revenues increased primarily due to higher shipments of MEMS microphones to a key North American OEM and several key Chinese OEMs, partially offset by lower shipments to a key Korean OEM and lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $29.6 million for the six months ended June 30, 2018, compared with $1.8 million for the six months ended June 30, 2017, an increase of $27.8 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the six months ended June 30, 2018 was 9.9%, compared to 0.6% for the six months ended June 30, 2017. The increase was primarily due to the absence of impairment charges in 2018 and higher gross profit. The higher gross profit is a result of higher MEMS microphones volume, material cost savings, productivity initiatives, and lower restructuring and production transfer costs in the current period, partially offset by lower average selling prices on mature products, increased manufacturing costs and unfavorable foreign currency exchange rate changes.

Adjusted EBIT was $40.6 million for the six months ended June 30, 2018, compared with $41.1 million for the six months ended June 30, 2017, a decrease of $0.5 million. Adjusted EBIT margin for the six months ended June 30, 2018 was 13.6%, compared to 14.6% for the six months ended June 30, 2017. The decrease was primarily due to lower average selling prices on mature products, increased manufacturing costs, and unfavorable foreign currency exchange rate changes, partially offset by higher MEMS microphones shipments, material cost savings, and productivity initiatives.

Precision Devices

	Six Months Ended June 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$68.7		$50.4

Operating earnings	$13.1	19.1%	$8.4	16.7%
Other expense (income), net	0.5		(0.1)
Earnings from continuing operations before interest and income taxes	$12.6	18.3%	$8.5	16.9%
Stock-based compensation expense	0.4		0.1
Intangibles amortization expense	0.9		0.4
Restructuring charges	0.2		0.1
Production transfer costs (1)	0.8		0.3
Other (2)	1.5		0.1
Adjusted earnings from continuing operations before interest and income taxes	$16.4	23.9%	$9.5	18.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2018, Other represents expenses related to the Compex acquisition and an adjustment to pre-spin-off pension obligations. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.

Revenues

PD revenues were $68.7 million for the six months ended June 30, 2018, compared with $50.4 million for the six months ended June 30, 2017, an increase of $18.3 million or 36.3%. Revenues increased primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $12.6 million for the six months ended June 30, 2018, compared with $8.5 million for the six months ended June 30, 2017, an increase of $4.1 million. EBIT margin for the six months ended June 30, 2018 was 18.3%, compared to 16.9% for the six months ended June 30, 2017. The increases were primarily due to higher gross profit as a result of increased shipments, partially offset by a higher operating expenses due to compensation increases and our acquisition of Compex. In addition, an unfavorable adjustment was recorded to a pre-spin-off pension obligation.

PD Adjusted EBIT was $16.4 million for the six months ended June 30, 2018, compared with $9.5 million for the six months ended June 30, 2017, an increase of $6.9 million. Adjusted EBIT margin for the six months ended June 30, 2018 was 23.9%, compared with 18.8% for the six months ended June 30, 2017. The increases were primarily due to higher gross profit as a result of increased shipments and favorable impacts from productivity initiatives, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

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

In May 2016, we sold $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes") and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding. For additional information, refer to Note 10. Borrowings to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $0.2 million was paid during the second quarter of 2018, with the remaining $1.0 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment. Refer to Note 3. Acquisitions to our Consolidated Financial Statements for additional information.

On October 11, 2017, we entered into the New Credit Facility. Refer to Note 10. Borrowings to our Consolidated Financial Statements for additional information.

On November 28, 2017, the Company completed its sale of the Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $133.3 million. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements for additional information.

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. See Note 3. Acquisitions to our Consolidated Financial Statements for additional information related to the transaction.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings, and asset sales. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $50.8 million and $111.7 million at June 30, 2018 and December 31, 2017, respectively. Of these amounts, cash held by our non-U.S. operations totaled $46.6 million and $75.7 million as of June 30, 2018 and December 31, 2017, respectively.

As a result of U.S. tax reform, the $75.7 million held by our non-U.S. operations as of December 31, 2017 was subject to current tax in the U.S. in 2017. As of June 30, 2018, we had not repatriated any of these funds to the U.S. However, to the extent we repatriate these funds to the U.S., we will be required to pay income taxes in certain states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash flows provided by (used in):
Operating activities	$9.3	$21.4
Investing activities	(65.5)	(33.8)
Financing activities	(4.9)	(5.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.5
Net decrease in cash and cash equivalents	$(60.9)	$(17.6)

Operating Activities

Cash provided by operating activities in 2018 decreased $12.1 million compared to 2017, primarily due to increased receivables and increased payments to satisfy our other accrued liabilities.

Investing Activities

The cash used in investing activities during 2018 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of Compex. The cash used in investing activities during 2017 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of certain assets of a capacitors manufacturer.

In 2018, we expect capital expenditures to be in the range of 9.0% to 10.0% of revenue.

Financing Activities

Cash used in financing activities during 2018 is primarily related to the $4.1 million payment of taxes related to net share settlement of equity awards, whereas cash used in financing activities for 2017 was primarily related to the $4.5 million payment of taxes related to net share settlement of equity awards and the $3.6 million principal payment on our term loan, partially offset by $3.1 million of proceeds received for option exercises.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2018	December 31, 2017
3.25% convertible senior notes	$145.4	$141.9
Revolving credit facility	50.7	50.7
Total	196.1	192.6
Less current maturities (1)	—	—
Total long-term debt	$196.1	$192.6
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At June 30, 2018, we were in compliance with all covenants under these facilities.

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

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 17. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of our exposure to market risk as of December 31, 2017, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material developments in our previously reported risk factors, except for the following:

New tariffs could adversely impact our business, results of operations, and financial position.

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition. The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in Europe, the Middle East, Africa, and other countries. As noted previously, we have invested significantly in our manufacturing facilities in China and Southeast Asia. Given our manufacturing in those countries, and our limited manufacturing elsewhere, trade policy changes in the United States or other countries, such as the tariffs already proposed, implemented, and threatened in 2018, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on a small percentage of our capacitor products, tariffs announced but not yet implemented could have an adverse effect on our other products, and threatened tariffs could adversely affect all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, affect our ability to supply or customer demand for, our products or components or materials used in our products, in the United States or other countries, or create adverse tax consequences, our costs or gross margins of our products may be adversely affected and the demand from our customers for our products may be impacted. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements, or tariffs, our capital and operating costs may increase. As a result, changes in international trade policy, changes in trade agreements, and tariffs could adversely affect our business, results of operations, and financial condition.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement dated May 3, 2018, filed herewith

10.2	Form of Stock Option Award Agreement dated May 3, 2018, filed herewith

10.3	Form of Performance Stock Unit Award Agreement dated May 3, 2018, filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2018 and December 31, 2017, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 30, 2018	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)