Form 10-Q
period 2018-09-30
Knowles Corp
filed 2018-11-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 31, 2018 was 90,204,226.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$236.2	$196.0	$603.1	$528.7
Cost of goods sold	146.4	121.7	374.7	326.8
Impairment charges	—	—	—	1.4
Restructuring charges - cost of goods sold	—	0.2	0.1	3.9
Gross profit	89.8	74.1	228.3	196.6
Research and development expenses	25.2	21.9	75.4	70.6
Selling and administrative expenses	34.5	32.0	107.4	99.3
Impairment charges	—	—	—	19.9
Restructuring charges	0.5	0.9	1.4	4.2
Operating expenses	60.2	54.8	184.2	194.0
Operating earnings	29.6	19.3	44.1	2.6
Interest expense, net	4.0	5.1	12.1	15.4
Other expense (income), net	0.3	(0.7)	0.5	2.0
Earnings (loss) before income taxes and discontinued operations	25.3	14.9	31.5	(14.8)
Provision for income taxes	43.1	4.4	45.3	10.6
(Loss) earnings from continuing operations	(17.8)	10.5	(13.8)	(25.4)
Earnings from discontinued operations, net	1.6	5.2	1.9	8.2
Net (loss) earnings	$(16.2)	$15.7	$(11.9)	$(17.2)

(Loss) earnings per share from continuing operations:
Basic	$(0.20)	$0.12	$(0.15)	$(0.28)
Diluted	$(0.20)	$0.12	$(0.15)	$(0.28)

Earnings per share from discontinued operations:
Basic	$0.02	$0.06	$0.02	$0.09
Diluted	$0.02	$0.05	$0.02	$0.09

Net (loss) earnings per share:
Basic	$(0.18)	$0.18	$(0.13)	$(0.19)
Diluted	$(0.18)	$0.17	$(0.13)	$(0.19)

Weighted-average common shares outstanding:
Basic	90,171,928	89,469,996	89,988,254	89,270,103
Diluted	90,171,928	90,373,112	89,988,254	89,270,103

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) earnings	$(16.2)	$15.7	$(11.9)	$(17.2)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(7.7)	4.9	(10.4)	25.0

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	—	0.4	—
Net change in employee benefit plans	0.1	—	0.4	—

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(1.1)	0.8	(2.3)	2.4
Net losses (gains) reclassified into earnings	0.9	(0.4)	0.2	1.3
Total cash flow hedges	(0.2)	0.4	(2.1)	3.7

Other comprehensive (loss) earnings, net of tax	(7.8)	5.3	(12.1)	28.7

Comprehensive (loss) earnings	$(24.0)	$21.0	$(24.0)	$11.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$68.6	$111.7
Receivables, net of allowances of $0.5 and $0.7	148.4	137.7
Inventories, net	154.1	125.6
Prepaid and other current assets	12.2	19.9
Total current assets	383.3	394.9
Property, plant, and equipment, net	201.3	183.0
Goodwill	887.9	884.9
Intangible assets, net	58.3	53.5
Other assets and deferred charges	34.1	31.8
Assets of discontinued operations	0.2	1.7
Total assets	$1,565.1	$1,549.8

Current liabilities:
Accounts payable	$82.7	$85.6
Accrued compensation and employee benefits	34.9	31.2
Other accrued expenses	25.3	28.2
Federal and other taxes on income	4.6	6.6
Total current liabilities	147.5	151.6
Long-term debt	187.9	192.6
Other liabilities	104.6	67.9
Liabilities of discontinued operations	0.2	5.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 90,180,960 and 89,491,471 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	0.9	0.9
Additional paid-in capital	1,539.9	1,523.1
Accumulated deficit	(303.8)	(291.9)
Accumulated other comprehensive loss	(112.1)	(100.0)
Total stockholders' equity	1,124.9	1,132.1
Total liabilities and stockholders' equity	$1,565.1	$1,549.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net loss	—	—	(11.9)	—	(11.9)
Other comprehensive loss, net of tax	—	—	—	(12.1)	(12.1)
Stock-based compensation expense	—	20.8	—	—	20.8
Common stock issued for exercise of stock options	—	0.5	—	—	0.5
Tax on restricted stock unit vesting	—	(4.5)	—	—	(4.5)
Balance at September 30, 2018	$0.9	$1,539.9	$(303.8)	$(112.1)	$1,124.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(11.9)	$(17.2)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	39.7	44.4
Stock-based compensation	20.8	18.6
Impairment of intangibles	—	16.2
Non-cash interest expense and amortization of debt issuance costs	5.7	5.5
Impairment charges on fixed and other assets	—	5.4
Loss (gain) on disposal of fixed assets	0.2	(0.2)
Deferred income taxes	(0.9)	(0.6)
Gain on sale of business	(1.6)	—
Other, net	(2.4)	5.5
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(8.5)	(4.1)
Inventories, net	(29.7)	(35.8)
Prepaid and other current assets	(2.6)	(0.8)
Accounts payable	(1.7)	(4.4)
Accrued compensation and employee benefits	2.6	(5.4)
Other accrued expenses	(4.8)	5.2
Accrued taxes	33.4	(3.9)
Other non-current assets and non-current liabilities	1.0	2.7
Net cash provided by operating activities	39.3	31.1

Investing Activities
Proceeds from the sale of business	10.0	—
Additions to property, plant, and equipment	(58.0)	(43.4)
Acquisitions of business (net of cash acquired)	(18.0)	(2.5)
Proceeds from the sale of property, plant, and equipment	—	0.5
Net cash used in investing activities	(66.0)	(45.4)

Financing Activities
Payments under revolving credit facility	(10.0)	—
Borrowings under revolving credit facility	—	15.0
Tax on restricted stock unit vesting	(4.5)	(4.9)
Payments of capital lease obligations	(1.3)	(1.2)
Payment of consideration owed for acquisitions	(1.0)	—
Net proceeds from exercise of stock-based awards	0.5	3.3
Principal payments on term loan debt	—	(7.2)
Net cash (used in) provided by financing activities	(16.3)	5.0

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.8

Net decrease in cash and cash equivalents	(43.1)	(8.5)
Cash and cash equivalents at beginning of period	111.7	63.4
Add: Cash and cash equivalents at beginning of period from discontinued operations	—	2.8
Less: Cash and cash equivalents at end of period from discontinued operations	—	(3.7)
Cash and cash equivalents at end of period	$68.6	$54.0

Supplemental information - cash paid for:
Income taxes	$10.3	$8.8
Interest	$5.4	$7.3

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 28, 2017, the Company completed the sale of its high-end oscillators business ("Timing Device Business"). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the Timing Device Business have been reclassified as discontinued operations for all periods presented. See Note 2. Disposed and Discontinued Operations for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2018 and 2017 were $8.0 million and $3.4 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current period presentation. See Note 17. Recent Accounting Standards for additional information.

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of its Timing Device Business, part of the Precision Devices ("PD") segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. The Company recorded a gain of $63.9 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price included $10.0 million held in escrow that was received during the third quarter of 2018 and was previously recorded in the Prepaid and other current assets line on the Consolidated Balance Sheets.

On July 7, 2016, the Company completed the sale of its speaker and receiver product line ("Speaker and Receiver Product Line"). The Speaker and Receiver Product Line had no effect on the Company's results of operations for the three and nine months ended September 30, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The results of operations and financial positions of the Timing Device Business and Speaker and Receiver Product Line have been reclassified to discontinued operations for all periods presented as these disposals represent strategic shifts that have a major effect on the Company's results of operations.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenues	$—	$25.7	$—	$76.9
Cost of goods sold	—	16.6	—	50.9
Impairment charges	—	0.3	—	0.3
Gross profit	—	8.8	—	25.7
Research and development expenses	—	2.0	—	6.2
Selling and administrative expenses	—	4.9	(0.2)	14.0
Restructuring charges	—	—	—	0.2
Operating expenses (income)	—	6.9	(0.2)	20.4
Other expense (income), net	—	0.6	(0.2)	1.6
Gain on sale of business (1)	(1.6)	—	(1.6)	—
Earnings from discontinued operations before taxes (2)	1.6	1.3	2.0	3.7
(Benefit from) provision for income taxes	—	(3.9)	0.1	(4.5)
Earnings from discontinued operations, net of tax	$1.6	$5.2	$1.9	$8.2
(1) The Company recorded a change in estimated purchase price adjustments of $1.8 million during the three months ended September 30, 2018.
(2) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business and Speaker and Receiver Product Line did not have any such interest expense in the periods presented.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	September 30, 2018	December 31, 2017
Assets of discontinued operations:
Receivables	$—	$1.2
Prepaid and other current assets	0.2	0.5
Total current assets	0.2	1.7
Total assets (1)	$0.2	$1.7

Liabilities of discontinued operations:
Accounts payable	$0.2	$0.1
Other current liabilities	—	5.5
Total current liabilities	0.2	5.6
Total liabilities (1)	$0.2	$5.6
(1) In connection with the sale of the Timing Device Business, the Company retained certain obligations related to employees of the Timing Device Business. This arrangement results in maintaining asset and liability balances, which are expected to be settled during the current fiscal year.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the depreciation, amortization, and capital expenditures related to discontinued operations:

	Nine Months Ended September 30,
(in millions)	2018	2017
Depreciation	$—	$2.2
Amortization of intangible assets	—	1.1
Capital expenditures	—	2.1

There were capital expenditures of nil and $0.2 million included in accounts payable at September 30, 2018 and 2017, respectively.

3. Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled on April 2, 2018 as well as a $1.0 million holdback that will be paid eighteen months from the completion of the acquisition and is recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $9.5 million and $2.6 million, respectively, from the date of acquisition through September 30, 2018.

The table below represents the final allocation of the purchase price to net assets acquired as of January 19, 2018:

(in millions)
Cash	$0.2
Receivables	1.7
Inventories	2.1
Property, plant, and equipment	2.0
Customer relationships	7.3
Unpatented technologies	2.0
Trademarks and other amortized intangible assets	0.4
Other assets	0.2
Goodwill	3.0
Assumed current liabilities	(0.2)
Total purchase price	$18.7

The Company recorded a purchase price adjustment related to property, plant, and equipment during the nine months ended September 30, 2018, resulting in an increase to goodwill of $0.1 million. The adjustment did not impact the Consolidated Statements of Earnings.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions, except share and per share amounts)	2017	2018	2017
Revenues from continuing operations:
As reported	$196.0	$603.1	$528.7
Pro-forma	198.6	603.7	537.3
Earnings (loss) from continuing operations:
As reported	$10.5	$(13.8)	$(25.4)
Pro-forma	10.3	(13.1)	(24.4)
Basic earnings (loss) per share from continuing operations:
As reported	$0.12	$(0.15)	$(0.28)
Pro-forma	0.12	(0.15)	(0.27)
Diluted earnings (loss) per share from continuing operations:
As reported	$0.12	$(0.15)	$(0.28)
Pro-forma	0.11	(0.15)	(0.27)

Other Acquisition

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during the nine months ended September 30, 2018, with the remaining $0.2 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment. The financial results of this acquisition were included in our Consolidated Financial Statements beginning January 11, 2017. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2018	December 31, 2017
Raw materials	$70.7	$65.9
Work in progress	34.0	21.3
Finished goods	77.3	60.8
Subtotal	182.0	148.0
Less reserves	(27.9)	(22.4)
Total	$154.1	$125.6

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2018	December 31, 2017
Land	$7.4	$7.7
Buildings and improvements	101.2	103.2
Machinery, equipment, and other	485.2	441.1
Subtotal	593.8	552.0
Less accumulated depreciation	(392.5)	(369.0)
Total	$201.3	$183.0

Depreciation expense totaled $11.4 million and $11.9 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense totaled $34.8 million and $35.2 million, respectively.

During the nine months ended September 30, 2017, the Company recorded a $5.1 million impairment charge on fixed assets. See Note 4. Impairments for more information.

7. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2018 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2017	$859.9	$25.0	$884.9
Acquisition	—	3.0	3.0
Balance at September 30, 2018	$859.9	$28.0	$887.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.5	$0.2	$0.3	$0.2
Patents	40.8	25.7	40.8	22.2
Customer relationships	10.6	1.7	3.3	0.7
Unpatented technologies	4.4	2.6	2.4	2.2
Other	0.2	—	—	—
Total	56.5	30.2	46.8	25.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$58.3		$53.5

Amortization expense totaled $1.7 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense was $4.9 million and $5.9 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q4 2018	$1.6
2019	6.4
2020	6.4
2021	6.3
2022	1.1

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the nine months ended September 30, 2018, the Company recorded restructuring charges of $0.1 million within Gross profit for actions associated with rationalizing the workforce in the Precision Devices segment. During the three and nine months ended September 30, 2018, the Company recorded restructuring charges of $0.5 million and $1.4 million, respectively, within Operating expenses primarily for actions associated with rationalizing the workforce.

During the three and nine months ended September 30, 2017, the Company recorded net restructuring charges of $0.2 million and $3.9 million within Gross profit for actions primarily associated with transferring certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. These charges were recorded within the Audio segment. During the three and nine months ended September 30, 2017, the Company also recorded restructuring charges of $0.9 million and $4.2 million within Operating expenses primarily for actions associated with rationalizing the workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Audio (1)	$0.3	$0.6	$1.1	$6.0
Precision Devices	—	—	0.2	0.1
Corporate	0.2	0.5	0.2	2.0
Total	$0.5	$1.1	$1.5	$8.1

(1) During the nine months ended September 30, 2017, the Company reversed $0.9 million of previously recorded restructuring charges in Gross profit due to subsequent developments that impacted the previously estimated amounts.

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2017	$4.7	$0.4	$5.1
Restructuring charges	1.5	—	1.5
Payments	(5.6)	(0.1)	(5.7)
Balance at September 30, 2018	$0.6	$0.3	$0.9

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	September 30, 2018	December 31, 2017
Other accrued expenses	$0.7	$4.8
Other liabilities (1)	0.2	0.3
Total	$0.9	$5.1

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At September 30, 2018 and December 31, 2017, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $51.0 million and $17.9 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To manage its exposure to market risk for changes in interest rates, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into a fixed rate on a notional amount of $100.0 million of debt for monthly interest payments that began in January 2016. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI. In December 2017, the Company entered into a partial termination of the interest rate swap and reduced the notional amount to $50.0 million. The interest rate swap ended in July 2018.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense (income), net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At September 30, 2018 and December 31, 2017, the notional value of the derivatives related to economic hedging was $9.0 million and $6.4 million, respectively.

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

The Company early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-12 as of January 1, 2018. The standard requires adoption of the amended presentation and disclosure requirements on a prospective basis. With respect to presentation requirements, the Company began presenting the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings as of January 1, 2018. These amounts were classified in the Other expense (income), net line in prior periods. This change aligns the presentation of the impact of these hedges with the same line on the Consolidated Statements of Earnings that is used to present the earnings effect of the hedged item. With respect to disclosure requirements, the Company has enhanced the tabular disclosures below to align with the standard. See Note 17. Recent Accounting Standards for additional information on the adoption of this standard.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$—	$0.6
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(1.9)	—

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Contract Type	2018	2017	2018	2017
Cash flow hedges	Foreign exchange contracts	$(1.3)	$0.9	$(2.8)	$2.7
Cash flow hedges	Interest rate contracts	—	—	0.1	0.1

The table above excludes a tax benefit of $0.2 million and tax expense of $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and a tax benefit of $0.4 million and tax expense of $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended September 30,
		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$146.4	$4.0	$0.3	$5.1	$(0.7)

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	1.1	—	—	—	(0.5)
Cash flow hedges	Interest rate contracts	—	—	—	0.1	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.3	—	0.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Nine Months Ended September 30,
		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$374.7	$12.1	$0.5	$15.4	$2.0

Effect of derivatives designated as hedging instruments
Amount of loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.3	—	—	—	0.8
Cash flow hedges	Interest rate contracts	—	—	—	0.6	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.7	—	(0.1)

10. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2018	December 31, 2017
3.25% convertible senior notes	$147.2	$141.9
Revolving credit facility	40.7	50.7
Total	187.9	192.6
Less current maturities (1)	—	—
Total long-term debt	$187.9	$192.6

(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	Q4 2018	2019	2020	2021	2022
Debt principal payments	$—	$—	$—	$172.5	$40.7

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of September 30, 2018, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	September 30, 2018	December 31, 2017
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(25.3)	(30.6)
Total	147.2	141.9
Less current maturities (1)	—	—
Long-term portion	$147.2	$141.9

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2018 was $197.3 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the third quarter of 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
3.25% coupon	$1.4	$1.4	$4.2	$4.2
Amortization of debt issuance costs	0.2	0.3	0.6	0.7
Amortization of debt discount	1.6	1.4	4.7	4.3
Total	$3.2	$3.1	$9.5	$9.2

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2018	December 31, 2017
$400.0 million revolving credit facility due October 2022	$40.7	$50.7
Less current maturities (1)	—	—
Long-term portion	$40.7	$50.7

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
(unaudited)

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At September 30, 2018, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities was 3.48% and 3.68% for the nine months ended September 30, 2018 and 2017, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities for the nine months ended September 30, 2018 and 2017 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving line of credit was 0.24% and 0.37% for the nine months ended September 30, 2018 and 2017, respectively.

See Note 9. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

11. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(7.7)	$—	$(7.7)	$4.9	$—	$4.9
Employee benefit plans	0.1	—	0.1	—	—	—
Changes in fair value of cash flow hedges	(0.2)	—	(0.2)	0.5	(0.1)	0.4
Total other comprehensive (loss) earnings	$(7.8)	$—	$(7.8)	$5.4	$(0.1)	$5.3

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(10.4)	$—	$(10.4)	$25.0	$—	$25.0
Employee benefit plans	0.4	—	0.4	—	—	—
Changes in fair value of cash flow hedges	(2.4)	0.3	(2.1)	4.2	(0.5)	3.7
Total other comprehensive (loss) earnings	$(12.4)	$0.3	$(12.1)	$29.2	$(0.5)	$28.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2018 and 2017:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive (loss) earnings, net of tax	(2.1)	0.4	(10.4)	(12.1)
Balance at September 30, 2018	$(1.6)	$(14.9)	$(95.6)	$(112.1)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2016	$(3.2)	$(16.6)	$(112.3)	$(132.1)
Other comprehensive earnings, net of tax	3.7	—	25.0	28.7
Balance at September 30, 2017	$0.5	$(16.6)	$(87.3)	$(103.4)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.1	$—
Tax	Provision for income taxes	—	—
Net of tax		$0.1	$—

Cash flow hedges:
Net losses (gains) reclassified into earnings	Various (1)	$1.1	$(0.4)
Tax	Provision for income taxes	(0.2)	—
Net of tax		$0.9	$(0.4)

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.4	$—
Tax	Provision for income taxes	—	—
Net of tax		$0.4	$—

Cash flow hedges:
Net losses reclassified into earnings	Various (1)	$0.3	$1.4
Tax	Provision for income taxes	(0.1)	(0.1)
Net of tax		$0.2	$1.3
(1) See Note 9. Hedging Transactions and Derivative Instruments for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company has been able to reasonably estimate certain tax effects, and has recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. On August 1, 2018, the Internal Revenue Service (“IRS”) released comprehensive proposed regulations on the Section 965 deemed repatriation tax imposed on U.S. persons with foreign earnings accumulated offshore (the "Proposed 965 Regulations"). As a result, the Company has recorded adjustments of $3.1 million and $3.3 million to its provisional amounts during the three and nine months ended September 30, 2018, respectively. The Company continues to gather information to complete its accounting for these provisional items and intends to complete its accounting within the Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, which is no later than the fourth quarter of 2018.

During the three and nine months ended September 30, 2018, the Company recorded an increase to its uncertain tax positions of $36.0 million due to the resulting consequences of the Tax Reform Act. The Company believes it is reasonably possible that some or all of the uncertain tax position, recorded as a result of consequences of the Tax Reform Act, may be reversed within the next twelve months.

The year-to-date ETR deviates from the statutory U.S. federal income tax rate, primarily due to the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions, the taxing jurisdictions where the Company and its foreign subsidiaries generate taxable income or loss, the favorable impact of its significant tax holiday in Malaysia, and judgments as to the realizability of the Company’s deferred tax assets.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2018 was a 170.4% provision and a 143.8% provision, respectively. During the three and nine months ended September 30, 2018, the ETR from continuing operations was impacted by discrete items totaling $39.7 million and $39.9 million of expense, respectively, primarily related to an increase in its uncertain tax positions of $36.0 million due to resulting consequences of the Tax Reform Act and a $3.1 million adjustment to the Company's SAB 118 provisional deemed repatriation tax. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2018 was a 13.4% provision and a 17.1% provision, respectively.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2017 was a 29.5% provision and a 71.6% provision, respectively. During the three and nine months ended September 30, 2017, the ETR from continuing operations was impacted by discrete items totaling $0.7 million and $2.8 million of expense, respectively. The Company settled its 2013 pre-spin-off U.S. federal income tax examination during the period and recognized $2.9 million of expense. Additionally, the Company recorded a $0.2 million tax benefit resulting from a reduction to its uncertain tax position reserves. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2017 was a 24.8% provision and a 52.7% provision, respectively.

The changes in ETR were due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and nine months ended September 30, 2018 was approximately $7.2 million and $11.3 million, respectively, or $0.08 and $0.13 on a per share basis. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2017 was approximately $7.8 million and $11.7 million, respectively, or $0.09 and $0.13 on a per share basis.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.5 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, stock-based compensation expense was $20.8 million and $18.2 million, respectively.

Stock Options

The expense related to stock options granted in the nine months ended September 30, 2018 and 2017 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Nine Months Ended September 30,
	2018			2017
Risk-free interest rate	2.59%			1.73%	to	1.93%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	41.2%			38.1%	to	38.8%
Fair value at date of grant	$4.83	to	$6.59	$6.07	to	$6.73

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2018 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	850,516	$21.54			4,901,739	$18.36
Granted	—	—			935,423	14.32
Exercised	(30,624)	12.26			(44,326)	11.02
Forfeited	—	—			(108,643)	15.53
Expired	(37,897)	22.79			(165,548)	21.27
Outstanding at September 30, 2018	781,995	$21.85	$0.2	3.3	5,518,645	$17.70	$10.7	4.4

Exercisable at September 30, 2018	781,995	$21.85	$0.2	3.3	3,552,270	$19.38	$5.6	3.7

There was no unrecognized compensation expense related to SSARs at September 30, 2018. At September 30, 2018, unrecognized compensation expense related to stock options not yet exercisable of $7.1 million is expected to be recognized over a weighted-average period of 1.3 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") balances for the nine months ended September 30, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	2,202,576	$16.54
Granted	1,623,446	14.25
Vested	(981,134)	17.00
Forfeited	(356,906)	14.73
Unvested at September 30, 2018	2,487,982	$15.15

At September 30, 2018, $27.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU balances for the nine months ended September 30, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	176,000	$15.32
Granted	381,967	13.78
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2018	557,967	$14.27

At September 30, 2018, $7.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.1 years.

14. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
(Loss) earnings from continuing operations	$(17.8)	$10.5	$(13.8)	$(25.4)
Earnings from discontinued operations, net	1.6	5.2	1.9	8.2
Net (loss) earnings	$(16.2)	$15.7	$(11.9)	$(17.2)

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.20)	$0.12	$(0.15)	$(0.28)
Earnings from discontinued operations, net	0.02	0.06	0.02	0.09
Net (loss) earnings	$(0.18)	$0.18	$(0.13)	$(0.19)

Weighted-average shares outstanding	90,171,928	89,469,996	89,988,254	89,270,103

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.20)	$0.12	$(0.15)	$(0.28)
Earnings from discontinued operations, net	0.02	0.05	0.02	0.09
Net (loss) earnings	$(0.18)	$0.17	$(0.13)	$(0.19)

Diluted weighted-average shares outstanding	90,171,928	90,373,112	89,988,254	89,270,103

For the three and nine months ended September 30, 2018, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 5,658,260 and 5,365,031, respectively. For the three and nine months ended September 30, 2017, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,092,338 and 5,067,013, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at September 30, 2018 and December 31, 2017.

16. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenues:
Audio	$199.0	$167.8	$497.2	$450.1
Precision Devices	37.2	28.2	105.9	78.6
Total revenues	$236.2	$196.0	$603.1	$528.7

Earnings from continuing operations before interest and income taxes:
Audio	$37.5	$28.1	$67.1	$29.9
Precision Devices	7.0	5.1	19.6	13.6
Total segments	44.5	33.2	86.7	43.5
Corporate expense / other	15.2	13.2	43.1	42.9
Interest expense, net	4.0	5.1	12.1	15.4
Earnings (loss) before income taxes and discontinued operations	25.3	14.9	31.5	(14.8)
Provision for income taxes	43.1	4.4	45.3	10.6
(Loss) earnings from continuing operations	$(17.8)	$10.5	$(13.8)	$(25.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2018	December 31, 2017
Audio	$1,435.8	$1,430.9
Precision Devices	127.3	103.4
Corporate / eliminations	1.8	13.8
Discontinued operations	0.2	1.7
Total	$1,565.1	$1,549.8

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Asia	$182.5	$149.3	$440.3	$392.1
United States	31.7	27.4	93.7	75.8
Europe	19.9	16.8	62.1	54.0
Other Americas	0.8	1.3	2.6	3.1
Other	1.3	1.2	4.4	3.7
Total	$236.2	$196.0	$603.1	$528.7

17. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14 to amend disclosure requirements related to defined benefit pension and other postretirement plans. The standard is effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted and retrospective application of the guidance is required. The Company has not yet determined the impact of the standard on its disclosures or its adoption date.

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

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance within ASU 2018-01, ASU 2018-10, and ASU 2018-11, which are collectively referred to as "ASC 842." This guidance requires a lessee to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The guidance also provides clarification surrounding the presentation of the effects of leases in the statement of earnings and statement of cash flows. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Prior to the issuance of ASU 2018-11 in July 2018, the standard required a modified retrospective transition method under which the guidance would be applied at the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities to elect an additional transition method under which the guidance would be applied as of the adoption date. The Company plans to adopt the standard under this new transition method that will not require the restatement of comparative period financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The standard includes a number of optional practical expedients that entities may elect to apply. The Company plans to elect the transition package of practical expedients for leases that commenced before the adoption date, which among other things, allows the Company to carry forward historical lease classifications. The Company also plans to elect the practical expedient to not separate nonlease components from lease components, which may increase lease liabilities and right-of-use assets through the inclusion of payments for nonlease components such as maintenance. The Company continues to evaluate other practical expedients and accounting policy elections.

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

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension and post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside of any subtotal of operating income. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018 using a retrospective approach for the presentation of net benefit cost components. For the three and nine months ended September 30, 2018, net benefit income other than service cost of $0.3 million and net benefit cost other than service cost of $0.6 million was recognized within the Other expense (income), net line on the Consolidated Statements of Earnings. For the three months ended September 30, 2017, net benefit income other than service cost of $0.1 million previously presented in the Cost of goods sold line on the Consolidated Statements of Earnings has been reclassified to the Other expense (income), net line. For the nine months ended September 30, 2017, net benefit income other than service cost of $0.1 million previously presented in both the Selling and administrative expenses and Cost of goods sold lines on the Consolidated Statements of Earnings has been reclassified to the Other expense (income), net line. The adoption of this standard had no other impact on the Consolidated Financial Statements.
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
Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of September 30, 2018, our total remaining performance obligations are immaterial.
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
Receivables, net from contracts with customers were $132.5 million and $127.0 million as of September 30, 2018 and January 1, 2018, respectively. See Note 16. Segment Information for disclosures regarding the disaggregation of revenues.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	The rate of multi-microphone and smart microphone adoption and market adoption of our "intelligent audio" solutions across our mobile, ear, and IoT markets;
o	the pace and success of achieving the cost savings from our announced restructurings and acquisitions;
o	our ability to slow and offset price erosion in certain of our mature microphone products;
o	delays in customer product introductions and other related customer challenges that may occur;
o	unforeseen changes in MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	factory capacity utilization in our Audio segment;
o	the pace and success of achieving the cost savings from our announced restructurings, acquisitions, and operating expense reduction efforts;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	timing of OEM product launches;
o	customer purchasing behavior in light of current and anticipated mobile phone launches;
o	macroeconomic conditions, both in the United States and internationally;
o	the impact of changes to laws and regulations that affect the Company's activities, including the Company's ability to offer products or services to customers in different regions;
o	our ability to achieve continued reductions in our operating expenses and maintain and improve quality and delivery for our customers;
o	our ability to qualify our products and facilities with customers;
o	risks and costs inherent in litigation;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	the success and rate of multi-microphone adoption and our “intelligent audio” solutions;
o	managing rapid declines in customer demand for certain of our products or solutions, delays in customer product introductions, and other related customer challenges;
o	our ability to successfully consummate acquisitions and divestitures, and our ability to integrate acquisitions following consummation;
o	our obligations and risks under various transaction agreements that were executed as part of our spin-off from our former parent company;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs and to establish relationships with new OEMs in order to maintain and increase our revenue;
o	business and competitive factors generally affecting the advanced micro-acoustic solutions and specialty components industry, our customers, and our business;
o	our ability to enter new end user product markets;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	government-imposed tariffs, trade restrictions, and import/export controls;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during the nine months ended September 30, 2018, with the remaining $0.2 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment.

Results of Operations for the Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2018	2017
Revenues	$236.2	$196.0

Gross profit	$89.8	$74.1
Non-GAAP gross profit	$90.7	$76.3

Earnings from continuing operations before interest and income taxes	$29.3	$20.0
Adjusted earnings from continuing operations before interest and income taxes	$38.6	$30.1

Provision for income taxes	$43.1	$4.4
Non-GAAP provision for income taxes	$4.1	$2.4

(Loss) earnings from continuing operations	$(17.8)	$10.5
Non-GAAP net earnings	$32.1	$24.1

(Loss) earnings per share from continuing operations - diluted	$(0.20)	$0.12
Non-GAAP diluted earnings per share from continuing operations	$0.34	$0.26

Revenues

Revenues for the third quarter of 2018 were $236.2 million, compared with $196.0 million for the third quarter of 2017, an increase of $40.2 million or 20.5%. Audio revenues increased $31.2 million primarily due to higher shipments of MEMS microphones and intelligent audio solutions to Chinese OEMs, partially offset by lower average pricing on mature products and lower shipments to a key Korean OEM. PD revenues increased $9.0 million primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex in January 2018.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2018 was $146.4 million, compared with $121.7 million for the third quarter of 2017, an increase of $24.7 million or 20.3%. This increase was primarily due to higher volume from MEMS microphones, intelligent audio solutions, and capacitor products. In addition, there was lower fixed overhead absorption, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes, partially offset by material cost savings, productivity initiatives, and lower production transfer costs.

Restructuring Charges

During the third quarter of 2018, we recorded total restructuring charges of $0.5 million that were classified as Operating expenses. The restructuring charges consist primarily of actions associated with rationalizing the workforce.

During the third quarter of 2017, we recorded total restructuring charges of $1.1 million. The restructuring charges consist primarily of actions associated with rationalizing the workforce and the residual expenses related to the transfer of certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. Charges of $0.2 million were classified as COGS and charges of $0.9 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2018 was $89.8 million, compared with $74.1 million for the third quarter of 2017, an increase of $15.7 million or 21.2%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2018 was 38.0%, compared with 37.8% for the third quarter of 2017. The gross profit and margin increases were primarily due to higher MEMS microphones, intelligent audio solutions, and capacitor volume. In addition, there was material cost savings, productivity initiatives, and lower production transfer costs, partially offset by lower average pricing on mature products, lower fixed overhead absorption, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes.

Non-GAAP gross profit for the third quarter of 2018 was $90.7 million, compared with $76.3 million for the third quarter of 2017, an increase of $14.4 million or 18.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2018 was 38.4%, compared with 38.9% for the third quarter of 2017. The non-GAAP gross profit increase was primarily due to higher MEMS microphones, intelligent audio solutions, and capacitor volume. In addition, there was material cost savings and productivity initiatives, partially offset by lower average pricing on mature products, lower fixed overhead absorption, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes. The non-GAAP gross profit margin decrease was primarily due to lower fixed overhead absorption, lower average pricing on mature products, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes, partially offset by material cost savings and productivity initiatives.

Research and Development Expenses

Research and development expenses for the third quarter of 2018 were $25.2 million, compared with $21.9 million for the third quarter of 2017, an increase of $3.3 million or 15.1%. Research and development expenses as a percentage of revenues for the third quarter of 2018 and 2017 were 10.7% and 11.2%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2018 were $34.5 million, compared with $32.0 million for the third quarter of 2017, an increase of $2.5 million or 7.8%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2018 and 2017 were 14.6% and 16.3%, respectively. The increase in selling and administrative expenses was primarily driven by higher compensation and the acquisition of Compex, partially offset by lower legal costs.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the third quarter of 2018 was $29.3 million, compared with $20.0 million for the third quarter of 2017, an increase of $9.3 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the third quarter of 2018 was 12.4%, compared with 10.2% for the third quarter of 2017. The increase in EBIT and EBIT margin was primarily due to higher gross profit, which was partially offset by higher operating expenses due to compensation increases and the acquisition of Compex.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2018 was $38.6 million, compared with $30.1 million for the third quarter of 2017, an increase of $8.5 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2018 was 16.3%, compared with 15.4% for the third quarter of 2017. The increase in Adjusted EBIT was primarily due to higher gross profit, partially offset by higher operating expenses due to compensation increases and the acquisition of Compex. The increase in Adjusted EBIT margin was primarily driven by a 20.5% increase in revenues, partially offset by a 10.4% increase in non-GAAP operating expenses.

Interest Expense, net

Interest expense for the third quarter of 2018 was $4.0 million, compared with $5.1 million for the third quarter of 2017, a decrease of $1.1 million. The decrease in interest expense is due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company has been able to reasonably estimate certain tax effects, and has recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. On August 1, 2018, the Internal Revenue Service (“IRS”) released comprehensive proposed regulations on the Section 965 deemed repatriation tax imposed on U.S. persons with foreign earnings accumulated offshore (the "Proposed 965 Regulations"). As a result, the Company recorded a $3.1 million adjustment to its provisional amounts during the third quarter of 2018. The Company continues to gather information to complete its accounting for these provisional items and intends to complete its accounting within the Staff Accounting Bulletin No. 118 (“SAB 118”) measurement period, which is no later than the fourth quarter of 2018.

The effective tax rate ("ETR") from continuing operations for the third quarter of 2018 was a 170.4% provision, compared with a 29.5% provision for the third quarter of 2017. The ETR from continuing operations for the third quarter of 2018 was impacted by a net discrete provision totaling $39.7 million, primarily related to an increase to the Company's uncertain tax positions of $36.0 million due to the resulting consequences of the Tax Reform Act and a $3.1 million adjustment to its SAB 118 provisional deemed repatriation tax. The ETR from continuing operations for the third quarter of 2017 was impacted by a net discrete provision totaling $0.7 million. Absent the discrete items, the ETR from continuing operations for the third quarter of 2018 and 2017 was a 13.4% provision and a 24.8% provision, respectively. The change in the ETR was primarily due to the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions and the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the third quarter of 2018 was an 11.3% provision, compared with a 9.1% provision for the third quarter of 2017. The non-GAAP ETR from continuing operations for the third quarter of 2018 was impacted by a net discrete provision totaling $1.2 million, primarily related to provision to return adjustments. The non-GAAP ETR from continuing operations for the third quarter of 2017 was impacted by a net discrete benefit totaling $1.0 million, primarily comprised of provision to return adjustments. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2018 and 2017 was an 8.0% provision and a 12.8% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. The ETR is also impacted by the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $1.6 million for the third quarter of 2018, compared with $5.2 million for the third quarter of 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.20 for the third quarter of 2018, compared with earnings per share of $0.12 for the third quarter of 2017. The change was mainly driven by higher tax expense, partially offset by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.34 for the third quarter of 2018, compared with $0.26 for the third quarter of 2017. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT.

Results of Operations for the Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017
Revenues	$603.1	$528.7

Gross profit	$228.3	$196.6
Non-GAAP gross profit	$231.6	$207.9

Earnings from continuing operations before interest and income taxes	$43.6	$0.6
Adjusted earnings from continuing operations before interest and income taxes	$74.7	$59.0

Provision for income taxes	$45.3	$10.6
Non-GAAP provision for income taxes	$7.7	$3.3

Loss from continuing operations	$(13.8)	$(25.4)
Non-GAAP net earnings	$59.6	$44.6

Loss per share from continuing operations - diluted	$(0.15)	$(0.28)
Non-GAAP diluted earnings per share from continuing operations	$0.64	$0.48

Revenues

Revenues for the nine months ended September 30, 2018 were $603.1 million, compared with $528.7 million for the nine months ended September 30, 2017, an increase of $74.4 million or 14.1%. Audio revenues increased $47.1 million primarily due to higher shipments of MEMS microphones to Chinese OEMs and a key North American OEM. In addition, we had higher shipments of intelligent audio solutions to several key Chinese OEMs, partially offset by lower average pricing on mature products and lower shipments to a key Korean OEM. PD revenues increased $27.3 million primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex.

Cost of Goods Sold

COGS for the nine months ended September 30, 2018 was $374.7 million, compared with $326.8 million for the nine months ended September 30, 2017, an increase of $47.9 million or 14.7%. This increase was primarily due to higher volume from MEMS microphones, intelligent audio solutions, and capacitor products. In addition, there was lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer, which was partially offset by material cost savings, productivity initiatives, and lower production transfer costs.

Impairment Charges

During the nine months ended September 30, 2017, we recorded total impairment charges of $21.3 million, which were related to a specific product line within the Audio segment. We concluded that the projected cash flows from this product line were not sufficient to recover the carrying value of the associated long-lived assets. Impairment charges of $1.4 million were classified as COGS and $19.9 million were classified as Operating expenses. For additional information on impairment of long-lived assets, refer to Note 4. Impairments to our Consolidated Financial Statements.

Restructuring Charges

During the nine months ended September 30, 2018, we recorded total restructuring charges of $1.5 million. The restructuring charges consist primarily of actions associated with rationalizing the workforce. Charges of $0.1 million were classified as COGS and charges of $1.4 million were classified as Operating expenses.

During the nine months ended September 30, 2017, we recorded total restructuring charges of $8.1 million, net of a $0.9 million reversal of previously recorded restructuring charges. The reversal resulted from subsequent developments that impacted the previously estimated amounts. The restructuring charges consist primarily of actions associated with the transfer of certain operations of hearing health manufacturing into an existing, lower-cost Asian manufacturing facility and the actions associated with rationalizing the workforce. Total restructuring charges of $3.9 million were classified in COGS and charges of $4.2 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2018 was $228.3 million, compared with $196.6 million for the nine months ended September 30, 2017, an increase of $31.7 million or 16.1%. Gross profit margin for the nine months ended September 30, 2018 was 37.9%, compared with 37.2% for the nine months ended September 30, 2017. The gross profit and margin increases were primarily due to higher MEMS microphones, intelligent audio solutions, and capacitor volume. In addition, there was material cost savings, productivity initiatives, reduced restructuring charges, and lower production transfer costs, partially offset by lower average pricing on mature products, lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer.

Non-GAAP gross profit for the nine months ended September 30, 2018 was $231.6 million, compared with $207.9 million for the nine months ended September 30, 2017, an increase of $23.7 million or 11.4%. Non-GAAP gross profit margin for the nine months ended September 30, 2018 was 38.4%, compared with 39.3% for the nine months ended September 30, 2017. The non-GAAP gross profit increase was primarily due to higher MEMS microphones, intelligent audio solutions, and capacitor volume. In addition, there was material cost savings and productivity initiatives, partially offset by lower average pricing on mature products, lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer. The non-GAAP gross profit margin decrease was primarily due to lower average pricing on mature products, lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer, partially offset by material cost savings and productivity initiatives.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 were $75.4 million, compared with $70.6 million for the nine months ended September 30, 2017, an increase of $4.8 million or 6.8%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2018 and 2017 were 12.5% and 13.4%, respectively. The increase in research and development expenses was driven by compensation increases.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2018 were $107.4 million, compared with $99.3 million for the nine months ended September 30, 2017, an increase of $8.1 million or 8.2%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2018 and 2017 were 17.8% and 18.8%, respectively. The increase in selling and administrative expenses was primarily driven by compensation increases and the acquisition of Compex, partially offset by lower intangible amortization costs.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT for the nine months ended September 30, 2018 was $43.6 million, compared with $0.6 million for the nine months ended September 30, 2017, an increase of $43.0 million. EBIT margin for the third quarter of 2018 was 7.2%, compared with 0.1% for the third quarter of 2017. The increase in EBIT and EBIT margin was primarily due to higher gross profit and the absence of impairment charges in 2018, partially offset by higher operating expenses due to compensation increases and the acquisition of Compex.

Adjusted EBIT for the nine months ended September 30, 2018 was $74.7 million, compared with $59.0 million for the nine months ended September 30, 2017, an increase of $15.7 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the nine months ended September 30, 2018 was 12.4%, compared with 11.2% for the nine months ended September 30, 2017. The increase in Adjusted EBIT was primarily due to higher gross profit, partially offset by higher operating expenses due to compensation increases and the acquisition of Compex. The increase in Adjusted EBIT margin was primarily driven by a 14.1% increase in revenues, partially offset by a 7.4% increase in non-GAAP operating expenses.

Interest Expense, net

Interest expense for the nine months ended September 30, 2018 was $12.1 million, compared with $15.4 million for the nine months ended September 30, 2017, a decrease of $3.3 million. The decrease in interest expense is due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The Company has not completed its accounting for all of the tax effects of the Tax Reform Act. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company has been able to reasonably estimate certain tax effects, and has recorded provisional adjustments associated with the deemed repatriation tax, the change in the beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities. The IRS released the Proposed 965 Regulations on August 1, 2018. The Company recorded $3.3 million in adjustments to its provisional amounts during the nine months ended September 30, 2018. The Company continues to gather information to complete its accounting for these provisional items and intends to complete its accounting within the SAB 118 measurement period, which is no later than the fourth quarter of 2018.

The effective tax rate from continuing operations for the nine months ended September 30, 2018 was a 143.8% provision, compared with a 71.6% provision for the nine months ended September 30, 2017. The ETR from continuing operations for the nine months ended September 30, 2018 was impacted by a net discrete provision totaling $39.9 million, primarily related to an increase to the Company's uncertain tax positions of $36.0 million due to the resulting consequences of the Tax Reform Act and a $3.3 million adjustment to its SAB 118 provisional deemed repatriation tax. The ETR from continuing operations for the nine months ended September 30, 2017 was impacted by a net discrete provision totaling $2.8 million. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2018 was a 17.1% provision, compared to a 52.7% provision for the nine months ended September 30, 2017. The change in the ETR was primarily due to the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions and the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2018 was an 11.4% provision, compared with a 6.9% provision for the nine months ended September 30, 2017. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2018 was impacted by a net discrete provision totaling $1.5 million, primarily related to provision to return adjustments. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2017 was impacted by a net discrete benefit totaling $2.7 million, primarily comprised of a $1.7 million benefit related to the change in the Company's uncertain tax positions, $1.1 million related to provision to return adjustments, and $0.4 million due to other adjustments partially offset by a $0.5 million expense related to the completion of the Company's 2013 pre-spin-off U.S. federal income tax examination. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2018 was a 9.2% provision, compared to a 12.5% provision for the nine months ended September 30, 2017. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. The ETR is also impacted by the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $1.9 million for the nine months ended September 30, 2018, compared with $8.2 million for the nine months ended September 30, 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.15 for the nine months ended September 30, 2018 and $0.28 for the nine months ended September 30, 2017. The improvement in diluted loss per share was mainly driven by higher EBIT, partially offset by higher tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.64 and $0.48 for the nine months ended September 30, 2018 and 2017. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Gross profit	$89.8	$74.1	$228.3	$196.6
Stock-based compensation expense	0.4	0.4	1.2	1.3
Impairment charges	—	—	—	1.4
Restructuring charges	—	0.2	0.1	3.9
Production transfer costs (2)	0.5	1.6	1.8	4.7
Other (3)	—	—	0.2	—
Non-GAAP gross profit	$90.7	$76.3	$231.6	$207.9

(Loss) earnings from continuing operations	$(17.8)	$10.5	$(13.8)	$(25.4)
Interest expense, net	4.0	5.1	12.1	15.4
Provision for income taxes	43.1	4.4	45.3	10.6
Earnings from continuing operations before interest and income taxes	29.3	20.0	43.6	0.6
Stock-based compensation expense	6.5	6.1	20.8	18.2
Intangibles amortization expense	1.7	1.3	4.9	5.9
Impairment charges	—	—	—	21.3
Restructuring charges	0.5	1.1	1.5	8.1
Production transfer costs (2)	0.5	1.6	2.2	4.7
Other (3)	0.1	—	1.7	0.2
Adjusted earnings from continuing operations before interest and income taxes	$38.6	$30.1	$74.7	$59.0

Interest expense, net	$4.0	$5.1	$12.1	$15.4
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	1.5	4.7	4.3
Non-GAAP interest expense	$2.4	$3.6	$7.4	$11.1

Provision for income taxes	$43.1	$4.4	$45.3	$10.6
Income tax effects of non-GAAP reconciling adjustments (5)	(39.0)	(2.0)	(37.6)	(7.3)
Non-GAAP provision for income taxes	$4.1	$2.4	$7.7	$3.3

(Loss) earnings from continuing operations	$(17.8)	$10.5	$(13.8)	$(25.4)
Non-GAAP reconciling adjustments (6)	9.3	10.1	31.1	58.4
Interest expense, net non-GAAP reconciling adjustments (4)	1.6	1.5	4.7	4.3
Income tax effects of non-GAAP reconciling adjustments (5)	(39.0)	(2.0)	(37.6)	(7.3)
Non-GAAP net earnings from continuing operations	$32.1	$24.1	$59.6	$44.6

Diluted (loss) earnings per share from continuing operations	$(0.20)	$0.12	$(0.15)	$(0.28)
Earnings per share non-GAAP reconciling adjustment	0.54	0.14	0.79	0.76
Non-GAAP diluted earnings per share from continuing operations	$0.34	$0.26	$0.64	$0.48

Diluted average shares outstanding	90,171,928	90,373,112	89,988,254	89,270,103
Non-GAAP adjustment (7)	3,321,388	2,053,916	3,164,269	3,173,549
Non-GAAP diluted average shares outstanding (7)	93,493,316	92,427,028	93,152,523	92,443,652

(1) In addition to the GAAP financial measures included herein, Knowles has presented certain non-GAAP financial measures that exclude certain amounts that are included in the most directly comparable GAAP measures. Knowles believes that non-GAAP measures are useful as supplements to its GAAP results of operations to evaluate certain aspects of its operations and financial performance, and its management team primarily focuses on non-GAAP items in evaluating Knowles' performance for business planning purposes. Knowles also believes that these measures assist it with comparing its performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in Knowles' opinion, do not reflect its core operating performance. Knowles believes that its presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that Knowles uses internally for purposes of assessing its core operating performance.
(2) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily in Asia. These amounts are included in the corresponding Gross profit and Earnings from continuing operations before interest and income taxes for each period presented.

(3)
In 2018, Other expenses in Gross profit and Operating expenses represent expenses related to acquisitions and the remaining Other expenses represent an adjustment to pre-spin-off pension obligations. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.

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

(5)
Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. Adjustments are also made to exclude charges related to the provisional impacts of the Tax Reform Act and the resulting consequences that were accounted for as uncertain tax positions.

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

Segment Results of Operations for the Three Months Ended September 30, 2018 compared with the Three Months Ended September 30, 2017

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 16. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated net (loss) earnings from continuing operations.

Audio

	Three Months Ended September 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$199.0		$167.8

Operating earnings	$37.4	18.8%	$27.7	16.5%
Other income, net	(0.1)		(0.4)
Earnings from continuing operations before interest and income taxes	$37.5	18.8%	$28.1	16.7%
Stock-based compensation expense	3.3		2.8
Intangibles amortization expense	1.2		1.1
Restructuring charges	0.3		0.6
Production transfer costs (1)	0.1		1.4
Adjusted earnings from continuing operations before interest and income taxes	$42.4	21.3%	$34.0	20.3%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $199.0 million for the third quarter of 2018, compared with $167.8 million for the third quarter of 2017, an increase of $31.2 million or 18.6%. Revenues increased primarily due to higher shipments of MEMS microphones and intelligent audio solutions to Chinese OEMs, partially offset by lower average pricing on mature products and lower shipments to a key Korean OEM.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $37.5 million for the third quarter of 2018, compared with $28.1 million for the third quarter of 2017, an increase of $9.4 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the third quarter of 2018 was 18.8%, compared to 16.7% for the third quarter of 2017. The increase was primarily due to higher gross profit, partially offset by increases in operating expenses. The higher gross profit is primarily due to increased shipments. In addition, there was material cost savings, productivity initiatives, and lower production transfer costs, partially offset by lower average pricing on mature products, lower fixed overhead absorption, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes.

Adjusted EBIT was $42.4 million for the third quarter of 2018, compared with $34.0 million for the third quarter of 2017, an increase of $8.4 million. Adjusted EBIT margin for the third quarter of 2018 was 21.3%, compared to 20.3% for the third quarter of 2017. The increase was primarily due to higher gross profit, partially offset by increases in operating expenses. The higher gross profit was higher due to increased shipments. In addition, there was material cost savings and productivity initiatives, partially offset by lower average pricing on mature products, lower fixed overhead absorption, higher ramp costs associated with new product launches at our largest customer, and unfavorable foreign currency exchange rate changes.

Precision Devices

	Three Months Ended September 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$37.2		$28.2

Operating earnings	$6.9	18.5%	$4.8	17.0%
Other income, net	(0.1)		(0.3)
Earnings from continuing operations before interest and income taxes	$7.0	18.8%	$5.1	18.1%
Stock-based compensation expense	0.2		0.1
Intangibles amortization expense	0.5		0.2
Production transfer costs (1)	0.4		0.2
Adjusted earnings from continuing operations before interest and income taxes	$8.1	21.8%	$5.6	19.9%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

PD revenues were $37.2 million for the third quarter of 2018, compared with $28.2 million for the third quarter of 2017, an increase of $9.0 million or 31.9%. Revenues increased primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $7.0 million for the third quarter of 2018, compared with $5.1 million for the third quarter of 2017, an increase of $1.9 million. EBIT margin for the third quarter of 2018 was 18.8%, compared to 18.1% for the third quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

PD Adjusted EBIT was $8.1 million for the third quarter of 2018, compared with $5.6 million for the third quarter of 2017, an increase of $2.5 million. Adjusted EBIT margin for the third quarter of 2018 was 21.8%, compared with 19.9% for the third quarter of 2017. The increases were primarily due to higher gross profit as a result of increased shipments, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

Segment Results of Operations for the Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Audio

	Nine Months Ended September 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$497.2		$450.1

Operating earnings	$66.7	13.4%	$30.6	6.8%
Other (income) expense, net	(0.4)		0.7
Earnings from continuing operations before interest and income taxes	$67.1	13.5%	$29.9	6.6%
Stock-based compensation expense	10.3		8.4
Intangibles amortization expense	3.5		5.3
Impairment charges	—		21.3
Restructuring charges	1.1		6.0
Production transfer costs (1)	1.0		4.2
Adjusted earnings from continuing operations before interest and income taxes	$83.0	16.7%	$75.1	16.7%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $497.2 million for the nine months ended September 30, 2018, compared with $450.1 million for the nine months ended September 30, 2017, an increase of $47.1 million or 10.5%. Revenues increased primarily due to higher shipments of MEMS microphones to Chinese OEMs and a key North American OEM. In addition, we had higher shipments of intelligent audio solutions to several key Chinese OEMs, partially offset by lower average pricing on mature products and lower shipments to a key Korean OEM.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $67.1 million for the nine months ended September 30, 2018, compared with $29.9 million for the nine months ended September 30, 2017, an increase of $37.2 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the nine months ended September 30, 2018 was 13.5%, compared to 6.6% for the nine months ended September 30, 2017. The increase was primarily due to the absence of impairment charges in 2018 and higher gross profit. The higher gross profit is primarily a result of increased shipments. In addition, there was material cost savings, productivity initiatives, lower restructuring expenses, and reduced production transfer costs, partially offset by lower average selling prices on mature products, lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer.

Adjusted EBIT was $83.0 million for the nine months ended September 30, 2018, compared with $75.1 million for the nine months ended September 30, 2017, an increase of $7.9 million. Adjusted EBIT margin was 16.7% for the nine months ended September 30, 2018 and 2017. The increase was primarily due to increased shipments. In addition, there was material cost savings and productivity initiatives, partially offset by lower average selling prices on mature products, lower fixed overhead absorption, unfavorable foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$105.9		$78.6

Operating earnings	$20.0	18.9%	$13.2	16.8%
Other expense (income), net	0.4		(0.4)
Earnings from continuing operations before interest and income taxes	$19.6	18.5%	$13.6	17.3%
Stock-based compensation expense	0.6		0.2
Intangibles amortization expense	1.4		0.6
Restructuring charges	0.2		0.1
Production transfer costs (1)	1.2		0.5
Other (2)	1.5		0.1
Adjusted earnings from continuing operations before interest and income taxes	$24.5	23.1%	$15.1	19.2%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to lower-cost facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2018, Other represents expenses related to acquisitions and an adjustment to pre-spin-off pension obligations. In 2017, Other primarily represents expenses related to the acquisition of certain assets of a capacitors manufacturer.

Revenues

PD revenues were $105.9 million for the nine months ended September 30, 2018, compared with $78.6 million for the nine months ended September 30, 2017, an increase of $27.3 million or 34.7%. Revenues increased primarily due to higher shipments of capacitor products for the defense and industrial markets, as well as increased revenues related to our acquisition of Compex.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $19.6 million for the nine months ended September 30, 2018, compared with $13.6 million for the nine months ended September 30, 2017, an increase of $6.0 million. EBIT margin for the nine months ended September 30, 2018 was 18.5%, compared to 17.3% for the nine months ended September 30, 2017. The increases were primarily due to higher gross profit as a result of increased shipments, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex. In addition, an unfavorable adjustment was recorded to a pre-spin-off pension obligation.

PD Adjusted EBIT was $24.5 million for the nine months ended September 30, 2018, compared with $15.1 million for the nine months ended September 30, 2017, an increase of $9.4 million. Adjusted EBIT margin for the nine months ended September 30, 2018 was 23.1%, compared with 19.2% for the nine months ended September 30, 2017. The increases were primarily due to higher gross profit as a result of increased shipments and favorable impacts from productivity initiatives, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during the nine months ended September 30, 2018, with the remaining $0.2 million to be paid by the first quarter of 2019. This acquisition's operations are included in the PD segment. Refer to Note 3. Acquisitions to our Consolidated Financial Statements for additional information.

On October 11, 2017, we entered into the New Credit Facility. Refer to Note 10. Borrowings to our Consolidated Financial Statements for additional information.

On November 28, 2017, the Company completed the sale of its Timing Device Business, part of the PD segment, to Microsemi Corporation for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements for additional information.

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. See Note 3. Acquisitions to our Consolidated Financial Statements for additional information related to the transaction.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations, financings, and asset sales. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $68.6 million and $111.7 million at September 30, 2018 and December 31, 2017, respectively. Of these amounts, cash held by our non-U.S. operations totaled $63.7 million and $75.7 million as of September 30, 2018 and December 31, 2017, respectively.

As a result of U.S. tax reform, the $75.7 million held by our non-U.S. operations as of December 31, 2017 was subject to current tax in the U.S. in 2017. As of September 30, 2018, we had not repatriated any of these funds to the U.S. However, to the extent we repatriate these funds to the U.S., we will be required to pay income taxes in certain states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash flows provided by (used in):
Operating activities	$39.3	$31.1
Investing activities	(66.0)	(45.4)
Financing activities	(16.3)	5.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.8
Net decrease in cash and cash equivalents	$(43.1)	$(8.5)

Operating Activities

Cash provided by operating activities in 2018 increased $8.2 million compared to 2017, primarily due to a lower investment in inventory.

Investing Activities

The cash used in investing activities during 2018 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of Compex, partially offset with escrow proceeds from the sale of the Timing Device Business in the prior year. The cash used in investing activities during 2017 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of certain assets of a capacitors manufacturer.

In 2018, we expect capital expenditures to be in the range of 9.0% to 10.0% of revenue.

Financing Activities

Cash used in financing activities during 2018 is primarily related to the $10.0 million payment on our revolving credit facility and the $4.5 million payment of taxes related to net share settlement of equity awards. The cash provided by financing activities for 2017 was primarily related to the borrowings under our revolving credit facility of $15.0 million and the $3.3 million of proceeds received for option exercises, partially offset by the $7.2 million principal payment on our term loan and the $4.9 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2018	December 31, 2017
3.25% convertible senior notes	$147.2	$141.9
Revolving credit facility	40.7	50.7
Total	187.9	192.6
Less current maturities (1)	—	—
Total long-term debt	$187.9	$192.6
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At September 30, 2018, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of our exposure to market risk as of December 31, 2017, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries having differing statutory tax rates, changes in the valuation of deferred tax assets, or changes in tax laws where we operate, including the resulting tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate.

The estimated effects of applicable tax laws, including current interpretation of the Tax Reform Act and recently proposed regulations on the Section 965 deemed repatriation tax on U.S. persons with foreign earnings accumulated offshore, have been incorporated into our financial results. The U.S. Treasury Department, Internal Revenue Service, and other standard-setting bodies could interpret or issue future legislation or guidance which impact how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which could have a material adverse impact on our effective tax rate as well as our future financial results and tax payments.

Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities, and these audits may result in adjustments to our provision for taxes or allocations of income or deductions that result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will not change materially or be adequate to satisfy any associated tax liability. If our effective tax rates were to increase or if our tax liabilities exceed our estimates and provisions for such taxes, our financial results could be adversely affected.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017, (iv) Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	November 2, 2018	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)