Form 10-K
period 2018-12-31
Knowles Corp
filed 2019-02-19
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 29, 2018 was approximately $1,359,000,000. The number of outstanding shares of the registrant’s common stock as of February 14, 2019 was 90,216,613.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, aerospace, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end capacitors. Our focus on our customers, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 8,000 employees in 11 countries around the world.

Our Strategy

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

We have been focused on strategically positioning the business to support these broader trends around audio input including the acquisition of Audience, Inc. ("Audience") in 2015, which brought us essential digital signal processing and algorithm capabilities, and the divestiture of our low-margin speaker and receiver product line ("Speaker and Receiver Product Line") in 2016. During this time, we have also invested significantly in our core MEMS microphone and hearing health businesses to maintain our leadership positions and optimize our manufacturing footprint across our business units.

In our Precision Devices segment, we continue to drive higher sales growth and improved operating margins through both organic initiatives and acquisitions. In 2017, we reshaped our portfolio by divesting our timing device business ("Timing Device Business") to increase our focus on growth platforms in Precision Devices where we have strong market positions and attractive margin profiles, including industrial, medical, defense, automotive, and telecom applications.

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

• Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones and balanced armature speakers, audio processors, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as the manufacturing facilities in Asia.

• PD Segment
Our PD group specializes in the design and delivery of highly engineered capacitors and radio frequency ("RF") devices for technically demanding applications. Our devices are used in applications including power supplies, radar, medical implants, and satellites, serving the industrial, defense, aerospace, medical, telecommunications, and automotive markets. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to OEMs and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide. Our products by segment on a continuing operations basis are as follows:

•	Audio - Includes analog and digital MEMS microphones, electret condenser microphones, smart microphones, ultrasonic sensors, acoustic processors, and balanced armature speakers.

•	PD - Includes capacitors and filters.

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

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In the case of Audio, we currently operate 5 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan, India, Singapore, Indonesia, and Vietnam. Although end-user demand for consumer electronics and hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in Asia, primarily in China, Malaysia, and the Philippines.

In the case of PD, we operate 5 facilities in North America and 1 facility in Asia for the manufacturing of capacitors that support our global customers, as well as their suppliers and contract manufacturers.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across handset, wearables, and other consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for mobile handsets has shortened over recent years. Key competitors include:

•	Audio - AAC Technologies, Goertek, Sonion, and Synaptics; and

•	PD - AVX Corporation, Kemet, and Murata.

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

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2018	2017	2016
Apple Inc.	19%	19%	20%
Samsung Electronics Co., Ltd.	*	10%	12%
* Less than 10% of total revenues.

The following table details our sales by geographic location for the years ended December 31, 2018, 2017, and 2016. These results do not necessarily indicate the geographies where our products are deployed or where end-customer demand is originated.

	Years Ended December 31,
(in millions)	2018	2017	2016
Asia	$605.4	$560.8	$578.7
Europe	85.8	72.3	75.1
Other Americas	3.6	4.4	3.1
Other	5.5	5.4	5.5
Subtotal non-United States	700.3	642.9	662.4
United States	126.6	101.3	93.3
Total	$826.9	$744.2	$755.7

We manufacture and develop our products as well as maintain sales and technical customer support offices in North America, Europe, and Asia. In our PD segment, we supplement our direct sales force with external sales representatives and distributors. Our global distribution center is located in Penang, Malaysia. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and property, plant, and equipment, net, by geographic location, see Note 17. Segment Information to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain other emerging product and technology opportunities. Expenditures for research and development in fiscal years 2018, 2017, and 2016 were $100.6 million, $93.4 million, and $92.0 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into our customers’ products at competitive prices. Our future success may also depend on increasing acoustic content in our customers’ products including assisting our customers with integration of our products and software into their new products and providing support from the concept stage through design, launch, and production ramp.

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2019 through 2037. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2019, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES, Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Environmental and Social Responsibility Matters

As a socially responsible company, we strive to align our business practices and policies with the needs of our key stakeholders, and to that end we have developed environmental, social, and governance policies which can be accessed at our website, www.knowles.com.

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

We are dedicated to the preservation and improvement of our global environment. We have established a Green Materials Policy, pursuant to which we have established a Green Materials Standard. Our products are in compliance with the European Union Restriction of Hazardous Substances ("EU RoHS") and Waste Electrical and Electronic Equipment ("WEEE") directives. This standard is based on the list of substances identified in the Joint Industry Guide-101 Standard which is endorsed by the Electronic Industry Association, the Joint Electronics Device Engineering Council, and the Japan Green Procurement Survey Standardization Initiative associations as well as the Sony Standard-00259. As part of Knowles’s commitment to social responsibility and compliance with Rule 13p-1 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") it is our goal to only use 3TG minerals in our products that do not directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo region.

Employees

We currently employ approximately 8,000 persons across our facilities in 11 countries. Approximately 78% of our employees are located in Asia. We are subject to various local, national, and multi-national laws and regulations relating to our relationships with our employees. Our workforce in the United States is not unionized. We believe we generally have good relationships with employees and their representative organizations.

Other Information

Knowles was incorporated in Delaware on June 12, 2013. The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports on the "Financial Information - SEC Filings” link on the Investor Relations section of our website, www.knowles.com. We post each of these reports on the website as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission ("SEC"). The information on our website is not incorporated into this Form 10-K.

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

Readers are cautioned that the matters discussed in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that are difficult to predict and which could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will be achieved or accomplished. Many factors that could cause actual results or events to differ materially from those anticipated include those matters described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and Knowles does not assume any obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

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

Our Audio segment accounted for 83% of our consolidated revenues for the year ended December 31, 2018, and the mobile handset market accounted for approximately 35% of our consolidated revenues. While other markets such as mobile headsets, wearables, and IoT are gaining in significance, we expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. Moreover, the mobile handset market may not continue to grow at the rate experienced in recent years or may decline for reasons outside of our control including competition among market participants, market saturation, and global economic conditions. The mobile handset market has experienced and may experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Given that the strength of the mobile handset market is a primary driver of revenues for our Audio segment, any downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in China and other geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies, the products and services of our customers or licensees, particularly OEM handset manufacturers, the solvency of key suppliers, failures by counterparties, and negative effects on mobile handset inventories. In addition, our customers’ ability to purchase or pay for our products and services and their customers’ ability to upgrade their mobile handsets could be adversely affected by economic conditions, leading to a reduction, cancellation, or delay of orders for our products or services.

We derive the majority of our Audio revenues from MEMS microphones sold to the mobile handset market and a significant reduction in our sales of MEMS microphones could significantly reduce our revenues and adversely impact our operating results.

Within our Audio segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMS microphones accounted for approximately 60% of our total revenues for fiscal 2018. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our Audio revenues to substantially decline, which may have a material adverse effect on our operating results.

Our largest segment, Audio, derives a significant portion of its revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our Audio segment derives a significant portion of revenues from a small number of OEM customers. For 2018, Audio top five customers accounted for approximately 45% of Audio’s revenues. For the year ended December 31, 2018, Apple Inc. accounted for approximately 23% of Audio’s revenues and 19% of total company revenues. The mobile handset industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of Audio’s top customers or a reduction in the purchases of Audio’s products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, our Audio segment’s revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

If we are unable to continue to offset erosion of average selling prices in our Audio segment our gross margins may be adversely affected.

Like most technology sectors, the mobile handset industry has traditionally experienced an erosion of average selling prices due to a number of factors, including intense competition, component pricing trends, changes in demand mix, excess inventories, and rapid obsolescence resulting from technology advances. Within our Audio segment, while average selling prices vary significantly on a product to product basis, we have generally been successful with largely offsetting price erosion by shifting our product mix to new, higher end or higher performance microphones and gradually shifting customers from analog microphones to higher value digital microphones. To offset average selling price erosion, we must either continue to be successful with these initiatives or increase our selling prices. If we are unable to continue to offset average selling price erosion, the average selling prices of our products may decrease and our future operating results may be materially adversely affected.

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs which we may not be able to readily identify alternatives or substitutes in the event of a supply disruption or capacity constraint at or by any of these suppliers, which could have a material adverse impact on our results of operations.

Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components, or subassemblies that are used in our products. In some cases, such suppliers or foundries may be our sole source of supply or, such suppliers or foundries may also be a strategic supplier to one of our competitors or a customer. In either of these cases, should an event occur which affects the ability or willingness of any of such supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse effect on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale, or other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions, operational issues, or capacity constraints at a supplier or foundry.

Global markets for our products are highly competitive and subject to rapid technological change. If we are unable to develop new products and compete effectively in these markets, our financial condition and operating results could be materially adversely affected.

We compete in highly competitive, technology-based, industries that are highly dynamic as new technologies are developed and introduced. Our competitors may introduce products that are as or more technologically advanced than our products or launch new products faster than we can, which may result in a loss of market share or revenue by us. If we are unable to anticipate or match our competitors’ development or launch of new products, identify customer needs and preferences on a timely basis, or successfully launch or ramp production of our new products, our business and operating results may be materially adversely affected.

We operate in the highly competitive mobile handset industry, which requires us to invest significant capital in developing, qualifying, and ramping production of new products without any assurance of product sales which could negatively impact our operating results and profits.

A significant portion of our consolidated revenues are derived from acoustic components and audio solutions, including software, that are required to go through extensive customer qualification processes before being selected by customers for inclusion in their end products. In order to meet the product launch schedules of our top customers, we may invest capital and devote substantial resources, including design, engineering, sales, marketing, and programming efforts, based on non-binding forecasts provided by these customers, without any assurance that our products will be designed into a customer’s product or qualified by the customer. In such cases, if our product is not designed into or qualified by the customer, we may not recover or realize any return on the capital that we invested and our operating results may be materially adversely affected.

In addition, the time required and costs incurred by us to ramp-up production for new products can be significant. Certain non-recurring costs and expenditures for tooling and other equipment may not be reusable in manufacturing products for other customers or different products for the same customer. Product ramps typically involve greater volumes of scrap and risks to execution such as higher costs due to inefficiencies and delays in production, all of which can have a material adverse effect on our operating results.

Our foreign operations, supply chain, and footprint optimization strategies are each subject to various risks that could materially adversely impact our results of operations and financial position.

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
Given that many of our manufacturing operations are located outside the United States, a border tax, if enacted, could have a material adverse effect on our operating results.

Global economic conditions and changes in U.S. and International Trade Policy could materially adversely impact our business, results of operations, and financial position.

The global economic instability of the past few years has caused, among other things, declining consumer and business spending, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges. The Company's business and operating results have been adversely affected by these global economic conditions and remain vulnerable to future adverse impacts. In particular, our sales to customers in China continue to be impacted by the recent economic slowdown in China. Any continued or prolonged economic deceleration in China may have a material adverse effect on our sales to customers in China, our operating results, and our financial condition.

Further, rising international trade tensions, new or increased tariffs and trade wars among countries have and may continue to impact the global economy and the trade policies of the United States. The Trump Administration has indicated and demonstrated its intent to alter the United States’ government’s approach to international trade policy using many tactics at its disposal including the renegotiation, termination or threatened termination, or renegotiation of certain existing bilateral or multi-lateral trade agreements and treaties with, the imposition of tariffs on a wide range of products and other goods manufactured in, China, countries in Europe, and other countries and the imposition of sanctions on countries and companies that it has concluded are directly or indirectly dodging United States’ trade sanctions. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China or other countries, such as the tariffs and sanctions currently proposed, implemented, and threatened by the Trump Administration, present particular risks for us that could adversely impact our results of operations and financial condition. New or increased tariffs implemented in China are having an adverse effect on a small percentage of our capacitor products, tariffs announced but not yet implemented could have an adverse effect on our other products, and threatened tariffs could adversely affect all of our products. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

Our success depends on our ability to attract and retain key employees, and if we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be materially impaired.

Our future success depends largely on the continued service and efforts of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain, and motivate them, particularly in an environment of cost reductions and a general move toward more performance-based compensation for executives and key management.

Implementing our business strategy also requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. Competition for such experienced technical personnel in our industry and where we are located is intense, and we cannot assure that we can continue to recruit and retain such personnel. For example, there is substantial competition in China for experienced engineers and technical personnel where most of our operations are located and for machine learning and software engineers in California and India where we primarily conduct research and development for our software and intelligent audio products, which may make it difficult for us to recruit and retain key employees. If we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be materially impaired.

Our revenues, operating profits, and cash flows could be materially adversely affected if we are unable to protect or obtain patent and other intellectual property rights or if intellectual property litigation is successful against us.

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
The expense of protecting, defending, and enforcing our intellectual property, or defending claims that our products, technology, or manufacturing processes infringe the intellectual property rights of others, can vary significantly period to period and, in any given period, could have a material adverse effect on our operating results. In addition, in any period, we may have liability for damages arising out of adverse judgments for intellectual property claims that may have a material adverse effect on our operating results and financial condition.

We have invested and continue to make strategic investments and acquisitions that, if not successful, could have a material adverse effect on our financial results.

We engage in strategic transactions and make strategic investments including investments in emerging technology companies and intellectual property which are focused on growth by positioning the Company for expansion into new markets, territories or technologies, exploiting new or growing customer or market opportunities and developing new technologies and products. Such acquisitions and strategic investments naturally entail significant risks and uncertainties, some of which are beyond our control. We may not, for example, be able to retain key employees, customers, or suppliers of acquired companies, derive value from acquired technology or assets and we may experience delays in achieving cost synergies or higher than expected costs in implementing them. In addition, due to our inexperience with certain adjacent or complimentary technologies and doing business in certain geographic regions that may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments, and we may not achieve them. We cannot, therefore, provide assurance that each of our acquisitions or strategic investments will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic acquisitions or investments fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

Our stock price has been and may continue to be volatile and may fluctuate significantly which may adversely impact investor confidence and increase the likelihood of securities class action litigation.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. During 2018, our closing stock price ranged from a high of $18.13 per share to a low of $11.00 per share. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

Our effective tax rate is favorably impacted by tax holidays granted to us by certain foreign jurisdictions, which lowers the tax rates we are subject to for a period of time as compared to the countries' statutory tax rates. These tax holidays are subject to the satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. If we fail to satisfy such conditions, our effective tax rate may be materially adversely impacted. For additional detail, see Note 12. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Moreover, tax rates and laws in the countries where we operate may change, or tax reforms may be enacted domestically or in foreign jurisdictions which adversely affect our liquidity, cash flows, and future reported financial results or our ability to continue to structure and conduct our business as is done currently.

We are subject to potentially material liability for breaches of confidentiality agreements with certain of our top customers.

We have entered into non-disclosure agreements with several of our top customers which require us not to disclose and to protect certain information regarding, among other things, aspects of those customers’ businesses plans, products, and technology. These confidentiality agreements, in some cases, impose strict liability on us in the event of any breach of these agreements by us or our employees or agents and, should such a breach occur, any resulting damage award or settlement could have a material adverse effect on our operating results and financial condition.

Our business and operations could suffer in the event of security breaches or other unauthorized disclosures.

We have taken and continue to actively take measures to protect the various proprietary information, algorithms, source code, and confidential data relating to both our and our customers’ business and products that is stored on our computer networks, servers, and peripheral devices, as well as on servers owned or managed by third party vendors whom we leverage. Such data and information remains vulnerable to cyber attacks, cyber breaches, theft, or other unauthorized disclosure which, if successful, could result in loss of valuable intellectual property, disclosure of confidential customer or commercial data, disclosure of government classified information, or system disruptions and subject us to civil liability and fines or penalties, damage our brand and reputation or otherwise harm our business, any of which could be material. Should any security breach result in the disclosure of certain of our customers’ or business partners’ confidential information, we may incur liability to such customers or business partners under confidentiality agreements that we are party to with such parties. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.

There is also a danger of industrial espionage, unauthorized disclosures, theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to the Company's facilities, systems, or information. Such breaches, misuse, or other disruptions could lead to unauthorized disclosure of confidential or proprietary information or improper usage or sale of the Company's products or intellectual property without compensation and theft, manipulation, and destruction of private and proprietary data, which could result in defective products, production downtimes, lost revenue, or damage to our reputation, and have a material adverse effect on our stock price.

Our net exposure to exchange rate fluctuations could have a material adverse effect on our results of operations.

We conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the Chinese renminbi (yuan), and the Philippine peso, may, in any period or periods, could have a material adverse effect on our business and our operating results due to a number of factors, including, among others:

o	our products are manufactured and sold outside the United States which increases our net exposure to changes in foreign exchange rates;
o	our products, which are typically sold in U.S. dollars, may become less price-competitive outside the United States as a result of unfavorable foreign exchange rates;
o	certain of our revenues that are derived from customer sales denominated in foreign currencies could decrease;
o	our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;
o	the cost of materials, products, services, and other expenses outside the United States could be materially impacted by a weakening of the U.S. dollar; and
o	a sustained weakening of the U.S. dollar for an extended period could have a material adverse impact on our operating results and financial position.

Our products are complex and could contain defects, which could result in material costs to us and harm our business.

Our products are complex and could contain defects, which could result in material costs to us. Product development in the markets we serve is becoming more focused on audio signal processing for improved audio performance and to enable intelligent and more sophisticated audio solutions. The increasing complexity of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after significant volumes of product have been shipped. This could result in material costs and other adverse consequences to us including, but not limited to: loss of customers, reduced margins, damage to our reputation, a material product recall, replacement costs for product warranty and support, payments to our customers related to recall claims as a result of various industry or business practices, a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and a diversion of the attention of our engineering personnel from our product development efforts. In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into mobile handsets for the global mobile phone industry involves a high degree of risk that such claims may be made. Due to the complex nature of our products, quality and reliability issues may be identified after significant volumes of a product have been shipped to a large customer. While we have attempted to contractually limit our financial exposure with many of our customers for such claims, a warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a determination that we have liability or an obligation to cover the costs of a customer product recall, could have a material adverse effect on our business, results of operations, and financial condition.

In addition, our products are typically sold to customers at prices that are significantly lower than the cost of the customer’s products in which they are incorporated. Given that a defect in one of our products could give rise to failures in the products that incorporate them, we may face claims for damages that are disproportionate to the revenues we receive from the products involved and because we are self-insured for matters relating to product quality a significant claim(s) could have a material adverse effect on our financial position. Moreover, to the extent a defect in one of our products is caused by a defective component supplied to us by a third party, we may, nonetheless, be liable to the customer and be unsuccessful in seeking indemnification from that third party.

Our goodwill, other intangible assets, or long-lived assets may become impaired, which could result in a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2018, the balance of our goodwill, other intangible assets, and long-lived assets was $1.2 billion and the total market value of the Company’s outstanding shares was $1.2 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

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

There are risks associated with our indebtedness, which could have a material adverse effect on our financial condition.

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

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

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

Each of our certificate of incorporation, our by-laws, and Delaware law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

o	the inability of our stockholders to call a special meeting or act by written consent;
o	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
o	the right of our Board of Directors to issue preferred stock without stockholder approval;
o	the classification of our Board of Directors and a provision that stockholders may only remove directors for cause, in each case until our 2021 annual meeting of stockholders;
o	the ability of our directors, without a stockholder vote, to fill vacancies on our Board of Directors (including those resulting from an enlargement of the Board of Directors); and
o	the requirement that stockholders holding at least 80% of our voting stock are required to amend certain provisions in our certificate of incorporation and our by-laws.

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

In light of present circumstances, we believe these provisions taken as a whole protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers or prevent the removal of incumbent directors. However, these provisions could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of the Company and all of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. We maintain technical customer support offices and operating facilities in North America, Europe, and Asia. Our principal manufacturing locations for the Audio segment are located in China, Malaysia, and the Philippines. Our principal manufacturing locations for the PD segment are located in the U.S, Asia, and the Dominican Republic.

The number, type, location, and size of the properties used by our continuing operations as of December 31, 2018 are shown in the following chart:

Total
Number and nature of facilities:
Manufacturing and Distribution	11
Other Facilities (principally sales, research and development, and headquarters)	13

Square footage (in 000s):
Owned	630
Leased (1)	905

Locations:
Asia	14
North America	8
Europe	2

(1) Expiration dates on leased facilities range from 1 to 9 years.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers, as of February 19, 2019.

Name	Age	Position

Jeffrey S. Niew	52	President & Chief Executive Officer

John S. Anderson	55	Senior Vice President & Chief Financial Officer

Christian U. Scherp	53	President, Performance Audio

Raymond D. Cabrera	52	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	51	Senior Vice President & Chief Operating Officer

Thomas G. Jackson	53	Senior Vice President, General Counsel & Secretary

Michael S. Polacek	55	President, Intelligent Audio

Air A. Bastarrica, Jr.	39	Vice President, Controller

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

Air A. Bastarrica, Jr. has served as Vice President, Controller since July 6, 2018. Mr. Bastarrica has been with the Company since 2012 and has held numerous financial leadership roles including Director, Finance-Performance Audio (MCE and HHT) (2016 to 2018), Director, Finance-Hearing Health Technologies (2015 to 2016), and Manager, Corporate Financial Planning and Analysis (2012 to 2015). Previously, Mr. Bastarrica held several financial positions at Navistar Inc. from 2000 to 2012 in Brazil and the United States.

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

Holders

The number of holders of record of our common stock as of February 14, 2019 was approximately 982.

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
During the year ended December 31, 2018, the Company’s S&P index was changed to the S&P Small Cap 600 Index from the S&P Mid Cap 400 Index. The graph assumes $100 invested on March 3, 2014, the date our common stock began "regular way" trading on the NYSE, in Knowles Corporation common stock, the S&P Small Cap 600 Index, the S&P Mid Cap 400 Index, and the PHLX / Semiconductor Sector Index.

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

	Years Ended December 31,
Statement of Earnings Data (1) (in millions, except share and per share amounts)	2018	2017	2016	2015 (2)	2014
Revenues	$826.9	$744.2	$755.7	$753.6	$785.0
Gross profit (3)	322.6	286.0	295.7	281.6	308.6
Interest expense, net (4)	16.0	20.6	20.4	12.7	6.6
(Benefit from) provision for income taxes	(4.5)	12.9	8.3	3.2	8.4
Earnings from continuing operations	$65.6	$6.5	$19.8	$17.4	$111.0

Basic earnings per share from continuing operations	$0.73	$0.07	$0.22	$0.20	$1.31
Diluted earnings per share from continuing operations	$0.72	$0.07	$0.22	$0.20	$1.30
Basic shares outstanding (5)	90,050,051	89,329,794	88,667,098	86,802,828	85,046,042
Diluted shares outstanding (5)	91,194,747	90,490,007	89,182,967	86,992,254	85,292,959

	As of December 31,
Balance Sheet Data (in millions)	2018	2017	2016	2015 (2)	2014
Total assets	$1,547.9	$1,549.8	$1,515.0	$1,696.4	$1,998.4
Total third party debt and lease obligations (4)(6)	$170.6	$207.4	$313.8	$447.5	$404.3
	Years Ended December 31,
Other Data (1) (in millions)	2018	2017	2016	2015 (2)	2014
EBIT (7)	$77.1	$40.0	$48.5	$33.3	$126.0
Depreciation and amortization	$52.4	$53.8	$69.0	$72.4	$70.1
Capital expenditures	$80.1	$49.5	$32.2	$36.8	$59.2

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

(2)
On July 1, 2015, the Company completed its acquisition of all of the outstanding shares of common stock of Audience. The Consolidated Statements of Earnings and Consolidated Balance Sheets include the results of operations, net assets acquired, and depreciation and amortization expense related to Audience since the date of acquisition.

(3)
On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-07 related to the presentation of net periodic pension and post-retirement benefit cost on a retrospective basis. The standard requires components of net benefit cost other than service cost to be presented separately from the service cost component and outside of any subtotal of operating income. The impacts of the reclassifications on gross profit were decreases of $0.3 million, $0.2 million, $0.2 million, and nil for the years ended December 31, 2017, 2016, 2015, and 2014, respectively. For additional information, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(4)
On January 27, 2014, we, as a borrower, entered into a $200.0 million five-year senior secured revolving credit facility with a group of lenders, as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement ("Original Credit Agreement"), which are referred to collectively as the “Prior Credit Facilities.” In connection with the Separation, we incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to our Former Parent immediately prior to the Separation. On December 31, 2014, we amended our Prior Credit Facilities to increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million but incurred no additional borrowings. On July 1, 2015, we amended our Prior Credit Facilities to facilitate our ability to consummate the Audience acquisition. We funded the cash portion of the consideration through a drawdown of our existing revolving credit facility and cash on hand. On February 9, 2016, the Company entered into a third amendment to its Prior Credit Facilities in connection with the Company’s decision to sell the Speaker and Receiver Product Line, which also included permanent reduction by the Company of the aggregate revolving commitment under the Original Credit Agreement from $350.0 million to $300.0 million. On April 27, 2016, the Company entered into a fourth amendment to its Prior Credit Facilities in connection with the Company's offering of the 3.25% Convertible Senior Notes due November 1, 2021 (the "Notes"). On October 11, 2017, the Company entered into a Revolving Credit Facility Agreement (the "New Credit Facility"). The new agreement is being used for working capital and other general corporate purposes of the Company, including refinancing of indebtedness under the Company’s Prior Credit Facilities. The New Credit Facility contains a five-year senior secured revolving credit facility providing for borrowings in aggregate principal amount of up to $400.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" section for additional information related to our debt.

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

(6)	Also includes current portion of long-term debt and capital lease obligations.

(7)
We use the term “EBIT” throughout this Annual Report on Form 10-K, defined as net earnings plus (i) interest expense, net and (ii) income taxes. EBIT is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and may not be comparable to similarly titled measures used by other companies. We use EBIT as a supplement to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on EBIT as a key measure of our performance for business planning purposes. This measure assists us in comparing performance between various reporting periods on a consistent basis, as this measure removes from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of EBIT is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of EBIT to net earnings, the most directly related GAAP measure, please see the Statement of Earnings Data table above. The Company does not consider EBIT to be a substitute for the information provided by GAAP financial results.

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

As discussed in Note 2. Disposed and Discontinued Operations to our audited Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we completed the sale of our high-end oscillators business ("Timing Device Business") in the fourth quarter of 2017 and the sale of our speaker and receiver product line ("Speaker and Receiver Product Line") in the third quarter of 2016. Accordingly, the results of operations and related assets and liabilities for the Timing Device Business and the Speaker and Receiver Product Line have been reclassified as discontinued operations for all periods presented. Unless otherwise indicated, discussion within this MD&A and elsewhere within this Annual Report Form 10-K refers to results from continuing operations.

Our Business

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, aerospace, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also the leader in acoustics components used in hearing aids and have a strong position in high-end capacitors. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Our Business Segments

We are organized into two reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, and are comprised of (i) Audio and (ii) PD. The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•	Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones and balanced armature speakers, audio processors, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as the manufacturing facilities in Asia.

•	PD Segment
Our PD group specializes in the design and delivery of highly engineered capacitors and RF devices for technically demanding applications. Our devices are used in applications including power supplies, radar, medical implants, and satellites, serving the industrial, defense, aerospace, medical, telecommunications, and automotive markets. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On January 19, 2018, we acquired substantially all of the assets of Compex Corporation ("Compex") for $18.7 million. The acquired business provides single layer electronic components to the telecommunicaton, fiber optics, defense, and aerospace markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during 2018, with the remaining $0.2 million to be paid in the first quarter of 2019. This acquisition's operations are included in the PD segment.

On July 7, 2016, we completed the sale of our Speaker and Receiver Product Line for $45.0 million in cash, less purchase price adjustments, for a net amount received of $40.6 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Results of Operations for the Year Ended December 31, 2018 compared with the Years Ended December 31, 2017 and 2016

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

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Revenues	$826.9	$744.2	$755.7

Gross profit	$322.6	$286.0	$295.7
Non-GAAP gross profit	$327.0	$299.9	$302.0

Earnings from continuing operations before interest and income taxes	$77.1	$40.0	$48.5
Adjusted earnings from continuing operations before interest and income taxes	$117.2	$110.6	$99.7

(Benefit from) provision for income taxes	$(4.5)	$12.9	$8.3
Non-GAAP provision for income taxes	$13.0	$14.9	$3.2

Earnings from continuing operations	$65.6	$6.5	$19.8
Non-GAAP net earnings from continuing operations	$94.5	$81.2	$80.5

Earnings per share from continuing operations - diluted	$0.73	$0.07	$0.22
Non-GAAP diluted earnings per share from continuing operations	$1.01	$0.88	$0.89

Revenues

2018 Versus 2017

Revenues for the year ended December 31, 2018 were $826.9 million, compared with $744.2 million for the year ended December 31, 2017, an increase of $82.7 million or 11.1%. This change was due to an increase in Audio revenues of $44.8 million primarily due to higher shipments of MEMS microphones to Chinese OEMs and key North American OEMs. In addition, we had higher shipments of intelligent audio solutions and hearing health transducers, partially offset by lower average selling prices on mature products, lower royalties as a result of a settlement in 2017, and lower shipments to a key Korean OEM. PD revenues had an increase of $37.9 million primarily due to higher capacitor product shipments for the defense, industrial, and automotive markets, as well as increased revenues related to our acquisition of Compex.

2017 Versus 2016

Revenues for the year ended December 31, 2017 were $744.2 million, compared with $755.7 million for the year ended December 31, 2016, a decrease of $11.5 million or 1.5%. This change was due to a decrease in Audio revenues of $24.5 million primarily due to lower average selling prices on mature products in the Audio segment. In addition, shipments of hearing health transducers decreased from the prior year as we have been more disciplined with our pricing. The decreases were partially offset by the $13.6 million of revenue from a settlement of a royalty dispute and higher shipments of MEMS microphones to the IoT market. PD revenues had an increase of $13.0 million primarily due to higher capacitor product shipments for the defense, medical, and automotive markets, as well as increased revenues related to our capacitors acquisition in January 2017, partially offset by lower pricing.

Cost of Goods Sold

2018 Versus 2017

Cost of goods sold ("COGS") for the year ended December 31, 2018 was $503.9 million, compared with $452.8 million for the year ended December 31, 2017, an increase of $51.1 million or 11.3%. This increase was primarily due to higher volume from MEMS microphones, capacitor products, and intelligent audio solutions. In addition, there were unfavorable foreign currency exchange rate changes and higher ramp costs associated with new product launches at our largest customer, partially offset by material cost savings, productivity initiatives, lower production transfer costs, and a settlement of a supplier warranty claim.

2017 Versus 2016

COGS for the year ended December 31, 2017 was $452.8 million, compared with $458.2 million for the year ended December 31, 2016, a decrease of $5.4 million or 1.2%. This decrease was primarily due to favorable impacts from productivity initiatives and foreign exchange rate changes, partially offset by lower fixed overhead absorption. In addition, we experienced higher capacitor and MEMS microphone shipment volume to the IoT market, along with increases in both production transfer costs and restructuring charges.

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

2018

During the year ended December 31, 2018, we recorded restructuring charges of $2.1 million. The charges consist primarily of actions associated with rationalizing the workforce and transferring certain operations of capacitors manufacturing to other existing facilities in order to optimize operations. Charges of $0.4 million were classified as COGS and charges of $1.7 million were classified as Operating expenses.

2017

During the year ended December 31, 2017, we recorded restructuring charges of $10.2 million. The charges consist primarily of actions associated with rationalizing the workforce and the continued transfer of our hearing health manufacturing into a lower-cost Asian manufacturing facility. Charges of $4.0 million were classified as COGS and charges of $6.2 million were classified as Operating expenses.

2016

During the year ended December 31, 2016, we recorded restructuring charges of $10.1 million comprised primarily of actions associated with the integration of Audience. Other charges related to actions associated with lowering operating expenses and the continued expenses for the transfer of our capacitors business into existing, lower-cost Asian manufacturing facilities. Charges of $1.5 million were classified as COGS and charges of $8.6 million were classified as Operating expenses.

Gross Profit and Non-GAAP Gross Profit

2018 Versus 2017

Gross profit for the year ended December 31, 2018 was $322.6 million, compared with $286.0 million for the year ended December 31, 2017, an increase of $36.6 million or 12.8%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2018 was 39.0%, compared with 38.4% for the year ended December 31, 2017. The gross profit and margin increased primarily due to higher shipment volumes. In addition, there were material cost savings, productivity initiatives, lower production transfer costs, a settlement of a supplier warranty claim, and reduced restructuring charges. The increases were partially offset by lower average selling prices on mature products, a settlement of a royalty dispute in 2017, foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer.

Non-GAAP gross profit for the year ended December 31, 2018 was $327.0 million, compared with $299.9 million for the year ended December 31, 2017, an increase of $27.1 million or 9.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2018 was 39.5%, as compared with 40.3% for the year ended December 31, 2017. Non-GAAP gross profit increased primarily due to higher shipment volumes. In addition, there were material cost savings, productivity initiatives, and a settlement of a supplier warranty claim. The increases were partially offset by lower average selling prices on mature products, a settlement of a royalty dispute in 2017, foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer. Non-GAAP gross profit margin decreased primarily due to a settlement of a royalty dispute in 2017.

2017 Versus 2016

Gross profit for the year ended December 31, 2017 was $286.0 million, compared with $295.7 million for the year ended December 31, 2016, a decrease of $9.7 million or 3.3%. Gross profit margin for the year ended December 31, 2017 was 38.4%, compared with 39.1% for the year ended December 31, 2016. The gross profit and margin decreased primarily due to lower average selling prices on mature products, lower fixed overhead absorption, higher production transfer costs, and increased restructuring charges. The decreases were partially offset by favorable impacts from productivity initiatives, a settlement of a royalty dispute, and foreign currency exchange rate changes.

Non-GAAP gross profit for the year ended December 31, 2017 was $299.9 million, compared with $302.0 million for the year ended December 31, 2016, a decrease of $2.1 million or 0.7%. Non-GAAP gross profit margin for the year ended December 31, 2017 was 40.3%, as compared with 40.0% for the year ended December 31, 2016. The Non-GAAP gross profit decreased primarily due to lower average selling prices on mature products and lower fixed overhead absorption. The decrease was partially offset by favorable impacts from productivity initiatives, a settlement of a royalty dispute, and foreign currency exchange rate changes. Non-GAAP gross profit margin increased slightly as non-GAAP gross profit remained relatively consistent with prior year while revenues decreased $11.5 million.

Research and Development Expenses

2018 Versus 2017

Research and development expenses for the years ended December 31, 2018 and 2017 were $100.6 million and $93.4 million, respectively. Research and development expenses as a percentage of revenues for the years ended December 31, 2018 and 2017 were 12.2% and 12.6%, respectively. The increase in research and development expenses was driven by compensation increases and an increase in new product development spending.

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

Selling and Administrative Expenses

2018 Versus 2017

Selling and administrative expenses for the year ended December 31, 2018 were $142.5 million, compared with $126.6 million for the year ended December 31, 2017, an increase of $15.9 million or 12.6%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2018 were 17.2%, compared with 17.0% for the year ended December 31, 2017. The increase in selling and administrative expenses was primarily driven by incentive compensation increases, an increase in legal fees, and the acquisition of Compex, partially offset by lower intangible amortization costs. The increase in legal fees was primarily due to a settlement of a royalty dispute in 2017.

2017 Versus 2016

Selling and administrative expenses for the year ended December 31, 2017 were $126.6 million, compared with $149.9 million for the year ended December 31, 2016, a decrease of $23.3 million or 15.5%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2017 were 17.0%, compared with 19.8% for the year ended December 31, 2016.
The decrease in selling and administrative expenses and as a percentage of revenues was primarily driven by lower intangible amortization costs, benefits of our cost reduction initiatives, and a reduction in legal fees. The reduction in legal fees was driven by a settlement of a royalty dispute, which included a $5.6 million allocation against previously incurred expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2018 Versus 2017

Earnings before interest and income taxes ("EBIT") from continuing operations for the year ended December 31, 2018 was $77.1 million, compared with $40.0 million for the year ended December 31, 2017, an increase of $37.1 million or 92.8%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2018 was 9.3%, as compared with 5.4% for the year ended December 31, 2017. This increase was primarily due to higher gross profit and the absence of impairment charges in 2018, partially offset by higher operating expenses due to incentive compensation increases, an increase in legal fees due to a settlement of a royalty dispute in 2017, and the acquisition of Compex.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2018 was $117.2 million, compared with $110.6 million for the year ended December 31, 2017, an increase of $6.6 million or 6.0%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2018 was 14.2%, as compared with 14.9% for the year ended December 31, 2017. This Adjusted EBIT increase was primarily due to higher gross profit, partially offset by higher operating expenses due to compensation increases, an increase in legal fees due to a settlement of a royalty dispute in 2017, and the acquisition of Compex. The Adjusted EBIT margin decrease is primarily due to a settlement of a royalty dispute in 2017, and higher operating expenses due to incentive compensation increases.

2017 Versus 2016

EBIT from continuing operations for the year ended December 31, 2017 was $40.0 million, compared with $48.5 million for the year ended December 31, 2016, a decrease of $8.5 million or 17.5%. EBIT margin for the year ended December 31, 2017 was 5.4%, as compared to 6.4% for the year ended December 31, 2016. This decrease was primarily due to lower gross profit and higher impairment charges in Operating expense, partially offset by lower intangible amortization costs, benefits of our operating cost reduction initiatives, and the reduction in legal fees driven by a settlement of a royalty dispute.

Adjusted EBIT from continuing operations for the year ended December 31, 2017 was $110.6 million, compared with $99.7 million for the year ended December 31, 2016, an increase of $10.9 million or 10.9%. Adjusted EBIT margin for the year ended December 31, 2017 was 14.9%, as compared with 13.2% for the year ended December 31, 2016. The increase is primarily due to lower non-GAAP operating expenses, driven by our operating cost reduction initiatives, and the reduction in legal fees driven by a settlement of a royalty dispute.

Interest Expense, net

2018 Versus 2017

Interest expense, net for the year ended December 31, 2018 was $16.0 million, compared with $20.6 million for the year ended December 31, 2017, a decrease of $4.6 million or 22.3%. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

(Benefit from) Provision for Income Taxes and Non-GAAP Provision for Income Taxes

2018 Versus 2017

The effective tax rate ("ETR") for the year ended December 31, 2018 was a 7.4% benefit, compared with a 66.5% provision for the year ended December 31, 2017. The change in the ETR is primarily due to the mix of earnings by taxing jurisdictions and the Tax Reform Act. As a result of the Internal Revenue Service ("IRS") approval for an entity classification election received during the fourth quarter of 2018, we recorded a $17.8 million reduction to our transition tax liability.

The ETR for the years ended December 31, 2018 and 2017 was favorably impacted by two tax holidays granted to us by Malaysia. For additional information on these tax holidays, see Note 12. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

The non-GAAP ETR for the year ended December 31, 2018 was a 12.1% provision, compared with a 15.5% provision for the year ended December 31, 2017. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is not subject to tax as a result of our tax holidays in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing tax holidays in Malaysia will expire December 31, 2021. During 2016, the Company applied for and received final approval to modify the terms of its main tax holiday in Malaysia, reducing the rate to 7.2% versus the statutory rate of 24.0%, effective January 1, 2017 through December 31, 2021. The U.S. operations were in a cumulative loss position as of December 31, 2018 and 2017, respectively. Based on this, and other relevant information, the Company concluded that tax losses and deferred tax assets generated in the U.S. would not be benefited currently or in the future.

2017 Versus 2016

The ETR for the year ended December 31, 2017 was a 66.5% provision, compared with a 29.5% provision for the year ended December 31, 2016. The change in the ETR is primarily due to the mix of earnings by taxing jurisdictions, the change to the terms of our tax holiday in Malaysia, and the Tax Reform Act. We recorded a provisional tax benefit of $11.7 million related to the reassessment of the beginning of the year valuation allowance, and a $5.6 million provisional benefit related to the remeasurement of our net deferred tax liability as a result of the Tax Reform Act. We also recorded a provisional tax expense of $56.0 million, net of expected foreign tax credits, related to the deemed repatriation of unremitted earnings for foreign subsidiaries, which was partially offset by the use of existing tax attributes primarily consisting of net operating loss carryforwards and research and development tax credits.

The ETR for the years ended December 31, 2017 and 2016 was favorably impacted by two tax holidays granted to us by Malaysia. The ETR for the year ended December 31, 2017 was unfavorably impacted by losses incurred in jurisdictions with zero tax benefit recorded. The ETR for the year ended December 31, 2016 was unfavorably impacted by valuation allowances recorded in certain jurisdictions, primarily the U.S. and the United Kingdom ("U.K").

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

Earnings (Loss) from Discontinued Operations, net

2018 Versus 2017

The earnings from discontinued operations was $2.1 million net of tax for the year ended December 31, 2018, compared with earnings of $61.8 million for the year ended December 31, 2017. The change in discontinued operations was primarily driven by the sale of our Timing Device Business on November 28, 2017, for which we recognized a $62.3 million pre-tax gain in 2017 and a $1.8 million favorable purchase price adjustment in 2018.

2017 Versus 2016

The earnings from discontinued operations was $61.8 million net of tax for the year ended December 31, 2017 compared with a loss of $62.1 million for the year ended December 31, 2016 . The earnings in 2017 primarily relates to the $62.3 million pre-tax gain on sale of our Timing Device Business. The 2016 loss was primarily related to the high unabsorbed fixed costs in our Speaker and Receiver Product Line due to lower production activity and the $25.6 million pre-tax loss on the sale of our Speaker and Receiver Product Line.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

2018 Versus 2017

Diluted earnings per share from continuing operations was $0.72 for the year ended December 31, 2018, compared with $0.07 for the year ended December 31, 2017. The increase in diluted earnings per share was primarily due to higher EBIT.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2018 was $1.01, compared with $0.88 for the year ended December 31, 2017. The increase in non-GAAP diluted earnings per share was primarily due to higher Adjusted EBIT.

2017 Versus 2016

Diluted earnings per share from continuing operations was $0.07 for the year ended December 31, 2017, compared with $0.22 for the year ended December 31, 2016. The decrease in diluted earnings per share was primarily due to lower EBIT.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2017 was $0.88, compared with $0.89 for the year ended December 31, 2016. The decrease in non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, which was more than offset by a higher effective tax rate.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except share and per share amounts)	2018	2017	2016
Gross profit	$322.6	$286.0	$295.7
Stock-based compensation expense	1.6	1.8	1.5
Impairment charges	—	1.4	0.3
Restructuring charges	0.4	4.0	1.5
Production transfer costs (2)	2.2	6.7	3.0
Other (3)	0.2	—	—
Non-GAAP gross profit	$327.0	$299.9	$302.0

Earnings from continuing operations	$65.6	$6.5	$19.8
Interest expense, net	16.0	20.6	20.4
(Benefit from) provision for income taxes	(4.5)	12.9	8.3
Earnings from continuing operations before interest and income taxes	77.1	40.0	48.5
Stock-based compensation expense	27.0	24.7	20.9
Intangibles amortization expense	6.5	7.3	18.2
Impairment charges	—	21.3	0.5
Restructuring charges	2.1	10.2	10.1
Production transfer costs (2)	2.6	6.8	3.0
Other (3)	1.9	0.3	(1.5)
Adjusted earnings from continuing operations before interest and income taxes	$117.2	$110.6	$99.7

Interest expense, net	$16.0	$20.6	$20.4
Interest expense, net non-GAAP reconciling adjustments (4)	6.3	6.1	4.4
Non-GAAP interest expense	$9.7	$14.5	$16.0

(Benefit from) provision for income taxes	$(4.5)	$12.9	$8.3
Income tax effects of non-GAAP reconciling adjustments (5)	17.5	2.0	(5.1)
Non-GAAP provision for income taxes	$13.0	$14.9	$3.2

Earnings from continuing operations	$65.6	$6.5	$19.8
Non-GAAP reconciling adjustments (6)	40.1	70.6	51.2
Interest expense, net non-GAAP reconciling adjustments (4)	6.3	6.1	4.4
Income tax effects of non-GAAP reconciling adjustments (5)	17.5	2.0	(5.1)
Non-GAAP net earnings from continuing operations	$94.5	$81.2	$80.5

Diluted earnings per share from continuing operations	$0.72	$0.07	$0.22
Earnings per share non-GAAP reconciling adjustment	0.29	0.81	0.67
Non-GAAP diluted earnings per share from continuing operations	$1.01	$0.88	$0.89

Diluted average shares outstanding	91,194,747	90,490,007	89,182,967
Non-GAAP adjustment (7)	2,046,989	1,959,801	1,758,522
Non-GAAP diluted average shares outstanding (7)	93,241,736	92,449,808	90,941,489

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

(5)
Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. Adjustments are also made to exclude certain impacts of the Tax Reform Act and the resulting consequences that were accounted for as uncertain tax positions.

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

Segment Results of Operations for the Year Ended December 31, 2018 Compared with the Years Ended December 31, 2017 and 2016

Audio

	Years Ended December 31,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$682.2		$637.4		$661.9

Operating earnings	$105.1	15.4%	$75.8	11.9%	$88.4	13.4%
Other income, net	(0.6)		(0.3)		(0.4)
Earnings from continuing operations before interest and income taxes	$105.7	15.5%	$76.1	11.9%	$88.8	13.4%
Stock-based compensation expense	13.4		11.5		9.7
Intangibles amortization expense	4.7		6.5		18.0
Impairment charges	—		21.3		0.5
Restructuring charges	1.4		8.1		7.1
Production transfer costs (1)	1.0		6.3		1.0
Other	—		—		0.1
Adjusted earnings from continuing operations before interest and income taxes	$126.2	18.5%	$129.8	20.4%	$125.2	18.9%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

2018 Versus 2017

Audio revenues were $682.2 million for the year ended December 31, 2018, compared with $637.4 million for the year ended December 31, 2017, an increase of $44.8 million or 7.0%. Revenues increased primarily due to higher shipments of MEMS microphones to Chinese OEMs and key North American OEMs. In addition, we had higher shipments of intelligent audio solutions and hearing health transducers, partially offset by lower average selling prices on mature products, lower royalties as a result of a settlement in 2017, and lower shipments to a key Korean OEM.

2017 Versus 2016

Audio revenues were $637.4 million for the year ended December 31, 2017, compared with $661.9 million for the year ended December 31, 2016, a decrease of $24.5 million or 3.7%. Revenues decreased primarily due to lower average selling prices on mature products in the Audio segment. In addition, shipments of hearing health transducers decreased from the prior year as we have been more disciplined with our pricing. The decreases were partially offset by the $13.6 million of revenue from a settlement of a royalty dispute and higher shipments of MEMS microphones to the IoT market and higher shipments of MEMS microphones to the IoT market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2018 Versus 2017

Audio EBIT from continuing operations was $105.7 million for the year ended December 31, 2018, compared with $76.1 million for the year ended December 31, 2017, an increase of $29.6 million or 38.9%. EBIT margin for the year ended December 31, 2018 was 15.5%, compared to 11.9% for the year ended December 31, 2017. The increase was primarily due to higher shipment volumes, the absence of impairment charges in 2018, material cost savings, productivity initiatives, reduced restructuring charges, lower production transfer costs, and a settlement of a supplier warranty claim. The increases were partially offset by lower average selling prices on mature products, a settlement of a royalty dispute in 2017, foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer.

Audio Adjusted EBIT was $126.2 million for the year ended December 31, 2018, compared with $129.8 million for the year ended December 31, 2017, a decrease of $3.6 million or 2.8%. Adjusted EBIT margin for the year ended December 31, 2018 was 18.5%, compared with 20.4% for the year ended December 31, 2017. The decrease was primarily due to lower average selling prices on mature products, a settlement of a royalty dispute in 2017, foreign currency exchange rate changes, and higher ramp costs associated with new product launches at our largest customer. The decreases were partially offset by higher shipment volumes, material cost savings, productivity initiatives, and a settlement of a supplier warranty claim. The Adjusted EBIT margin decreased primarily due to a settlement of a royalty dispute in 2017.

2017 Versus 2016

Audio EBIT from continuing operations was $76.1 million for the year ended December 31, 2017, compared with $88.8 million for the year ended December 31, 2016, a decrease of $12.7 million or 14.3%. EBIT margin for the year ended December 31, 2017 was 11.9%, compared to 13.4% for the year ended December 31, 2016. The decrease was primarily due to lower average selling prices on mature products, higher impairments of long-lived assets, lower fixed overhead absorption, higher production transfer costs, increased stock-based compensation, and higher restructuring charges. These decreases were partially offset by benefits from our productivity initiatives, $19.2 million received from a settlement of a royalty dispute, lower amortization expenses, benefits of our operating cost reduction initiatives, favorable impacts from foreign currency exchange rate changes, and higher shipments of MEMS microphones.

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

Precision Devices

	Years Ended December 31,
(in millions)	2018	Percent of Revenues	2017	Percent of Revenues	2016	Percent of Revenues
Revenues	$144.7		$106.8		$93.8

Operating earnings	$27.7	19.1%	$18.4	17.2%	$12.2	13.0%
Other expense (income), net	0.2		(0.8)		(0.2)
Earnings from continuing operations before interest and income taxes	$27.5	19.0%	$19.2	18.0%	$12.4	13.2%
Stock-based compensation expense	0.8		0.4		0.3
Intangibles amortization expense	1.8		0.8		0.2
Restructuring charges	0.5		0.1		1.4
Production transfer costs (1)	1.6		0.5		2.0
Other (2)	1.7		0.1		0.1
Adjusted earnings from continuing operations before interest and income taxes	$33.9	23.4%	$21.1	19.8%	$16.4	17.5%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2018, Other represents expenses related to acquisitions and an adjustment to pre-spin-off pension obligations.

Revenues

2018 Versus 2017

PD revenues were $144.7 million for the year ended December 31, 2018, compared with $106.8 million for the year ended December 31, 2017, an increase of $37.9 million or 35.5%. Revenues increased primarily due to higher capacitor product shipments for the defense, industrial, and automotive markets, as well as increased revenues related to our acquisition of Compex.

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

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2018 Versus 2017

PD EBIT from continuing operations was $27.5 million for the year ended December 31, 2018, compared with $19.2 million for the year ended December 31, 2017, an increase of $8.3 million or 43.2%. EBIT margin for the year ended December 31, 2018 was 19.0%, compared with 18.0% for the year ended December 31, 2017. The increases were primarily due to higher gross profit as a result of increased shipments and our acquisition of Compex, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex. In addition, an unfavorable adjustment was recorded to a pre-spin-off pension obligation in the second quarter of 2018.

PD Adjusted EBIT was $33.9 million for the year ended December 31, 2018, compared with $21.1 million for the year ended December 31, 2017, an increase of $12.8 million or 60.7%. Adjusted EBIT margin for the year ended December 31, 2018 was 23.4%, compared with 19.8% for the year ended December 31, 2017. The increases were primarily due to higher gross profit as a result of increased shipments and our acquisition of Compex, partially offset by higher operating expenses due to compensation increases and our acquisition of Compex.

2017 Versus 2016

PD EBIT from continuing operations was $19.2 million for the year ended December 31, 2017, compared with $12.4 million for the year ended December 31, 2016, an increase of $6.8 million or 54.8%. EBIT margin for the year ended December 31, 2017 was 18.0%, compared with 13.2% for the year ended December 31, 2016. The increases were primarily due to benefits from increased shipments, productivity initiatives, lower restructuring charges, and production transfer costs, along with realized cost savings from our production transfers to lower-cost Asian manufacturing facilities, partially offset by lower pricing and increased operating expenses.

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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during 2017. An additional $1.0 million was paid during the year ended December 31, 2018, with the remaining $0.2 million to be paid in the first quarter of 2019. This acquisition's operations are included in the PD segment. Refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

On October 11, 2017, we entered into the New Credit Facility. Refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, for $130.0 million, subject to purchase price adjustments. Refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information.

On January 19, 2018, we acquired substantially all of the assets of Compex Corporation ("Compex") for $18.7 million. The acquired business provides single layer electronic components to the telecommunicaton, fiber optics, defense, and aerospace markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $73.5 million and $111.7 million at December 31, 2018 and 2017, respectively. Of these amounts, cash held by our non-U.S. operations totaled $55.3 million and $75.7 million as of December 31, 2018 and 2017, respectively.

To the extent we repatriate these funds to the U.S., we may be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2018	2017	2016
Net cash flows provided by (used in):
Operating activities	$98.5	$92.9	$107.5
Investing activities	(88.0)	69.5	5.9
Financing activities	(48.6)	(117.9)	(109.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.0	(0.6)
Net (decrease) increase in cash and cash equivalents	$(38.2)	$45.5	$2.9

Operating Activities

Cash provided by operating activities in 2018 increased $5.6 million compared to 2017. The increase is primarily due to improved earnings before income taxes and discontinued operations, which was largely driven by higher revenues. In addition, while our inventory balances have increased from 2017, we have invested at a lower rate when compared to the prior year. Our lower investment rate in inventories is primarily the result of completing our transfer of certain hearing health production from China to our facility in the Philippines, partially offset by the increased PD production to support our growth in shipments. The increases were partially offset by the timing of payments to satisfy our accounts payable obligations, payments against our restructuring obligations, an increase in cash taxes paid, and the settlement of a warranty claim.

Cash provided by operating activities in 2017 decreased $14.6 million compared to 2016, primarily due to a higher investment in inventory, partially offset by an increase in accounts payables. During 2017, inventories increased to support the launch of new handsets at our largest customer and in conjunction with the transfer of certain hearing health production from China to our facility in the Philippines.

Investing Activities

Cash provided by and used in investing activities results primarily from cash inflows from the sale of businesses and outflows for capital expenditures, acquisitions, and investment activity.

Capital spending. Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $80.1 million, $51.6 million, and $38.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The largest drivers of the capital expenditures have been related to ongoing investments in MEMS manufacturing capacity expansion to support growth in the handset, ear, and IoT markets, investments in new product launches, and manufacturing footprint optimization projects.

Sales of business, acquisitions, and investments. We received escrow proceeds of $10.0 million from the prior year sale of our Timing Device Business and acquired Compex during 2018. We received net proceeds of $123.1 million from the sale of our Timing Device Business and acquired certain assets of a capacitors manufacturer during 2017. We received net proceeds of $40.6 million from the sale of our Speaker and Receiver Product Line during 2016.

Financing Activities

Cash used in financing activities during 2018 is primarily related to the net payments under our revolving credit facility of $41.7 million and the $4.7 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2017 is primarily related to the $118.5 million principal payment on our term loan and the $5.1 million payment of taxes related to net share settlement of equity awards, partially offset by net borrowings under our revolving credit facility of $5.7 million and the $3.3 million of proceeds received for option exercises. Cash used in financing activities during 2016 primarily related to $166.5 million in principal payments on our term loan, a $44.5 million purchase of convertible note hedges, $100.0 million in net payments on our revolving credit facility, and $6.7 million of debt issuance costs, partially offset by proceeds of $172.5 million from the issuance of the Notes and the $39.1 million of proceeds from the issuance of warrants. For additional information on our debt, see Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2018	2017	2016
Cash flow provided by operating activities	$98.5	$92.9	$107.5
Less: Capital expenditures	(80.1)	(51.6)	(38.7)
Free cash flow	$18.4	$41.3	$68.8
Free cash flow as a percentage of revenues	2.2%	5.5%	9.1%

In 2018, we generated free cash flow of $18.4 million, representing 2.2% of revenues, compared to free cash flow in 2017 of $41.3 million, representing 5.5% of revenues, and free cash flow in 2016 of $68.8 million, or 9.1% of revenues. The decrease in free cash flow in 2018 compared to 2017 was primarily due to increased capital expenditures to support our manufacturing capacity expansion. The decrease in free cash flow in 2017 compared to 2016 was primarily due to increased capital expenditures to support our manufacturing capacity expansion and a higher investment in inventories.

In 2019, we expect capital expenditures to be in the range of 6.0% to 8.0% of revenues.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the normal course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations and commitments as of December 31, 2018 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$181.5	$—	$172.5	$9.0	$—
Operating leases (2)	45.8	9.7	18.1	14.2	3.8
Purchase obligations (3)	78.0	78.0	—	—	—
Capital leases (4)	14.1	2.3	4.6	4.6	2.6
Post-retirement benefits (5)	3.1	3.1	—	—	—
Total obligations	$322.5	$93.1	$195.2	$27.8	$6.4

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

(5)  Amounts represent estimated contributions under our subsidiary's non-U.S. defined benefit pension plans. See Note 15. Employee Benefit Plans to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

The interest rates under the New Credit Facility will be, at the Borrowers’ option (1) LIBOR (or, in the case of borrowings under the New Credit Facility denominated in Euro, EURIBOR) plus the rates per annum determined from time to time based on the Company's total indebtedness to Consolidated EBITDA ratio as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the “Applicable Rate”); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate (“ABR”); provided, however, that any swingline borrowings shall bear interest at the rate applicable to ABR borrowings or, prior to the purchase of participations in such borrowings by the Lenders, at such other rate as shall be agreed between the Company and the swingline lender.

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

The facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens, entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates, and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 ("the Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At December 31, 2018, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

Risk Management

We are exposed to certain market risks which exist as part of our ongoing business operations, including changes in currency exchange rates, the dependence on key customers, price volatility for certain commodities, and changes in interest rates. We do not engage in speculative or leveraged transactions and do not hold or issue financial instruments for trading purposes.

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $16.7 million pre-tax. See Note 10. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2018, 2017, and 2016, Apple Inc. accounted for approximately 19%, 19%, and 20% of our total revenues, respectively. For the years ended December 31, 2017 and 2016, Samsung Electronics Co., Ltd. accounted for approximately 10% and 12% of our total revenues, respectively. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

Commodity Pricing

We use a wide variety of raw materials, primarily metals, and semi-processed or finished components, which are generally available from a number of sources. While the required raw materials are generally available, commodity pricing for various precious metals, such as palladium, gold, brass, stainless steel, and copper, fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Interest Rates

Borrowings under our New Credit Facility are at variable interest rates. A hypothetical 100 basis point change in interest rates affecting our external variable rate borrowings as of December 31, 2018 would impact our operating results by $0.1 million on a pre-tax basis.

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

Revenue Recognition: We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. We did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2018 as the impact of the standard on the Consolidated Financial Statements was not material. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with our historical practice of recognizing revenue when title and risk of loss pass to the customer.

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. Our performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. We have no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2018, our total remaining performance obligations are immaterial. We recognize sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. We estimate variable consideration using either the expected value or most likely amount method. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8.1 million, $9.1 million, and $8.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Returns and allowances totaled $7.7 million, $8.5 million, and $5.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. Following the sale of the Timing Device Business on November 28, 2017, the Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $722.1 million, $137.8 million, and $28.0 million, respectively, as of December 31, 2018.

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow approach that includes the Company’s market participant assumptions, projections of future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 50%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its other indefinite-lived intangible assets for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2018, 2017, or 2016.

See Note 7. Goodwill and Other Intangible Assets to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets: Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents, and trademarks and are amortized over their estimated useful lives, historically ranging from 5 to 15 years. We rely on patents and proprietary technology, and seek patent protection for products and production methods. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. We assess future economic benefit and/or the successful outcome of legal action related to patent defense, which involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. We capitalized no legal costs related to the defense of our patents during the years ended December 31, 2018, 2017, and 2016.

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

We recorded no impairments during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, we recorded impairments and other charges related to continuing operations of $21.3 million and $0.5 million, respectively. During the year ended December 31, 2017, we recorded pre-tax impairment charges of $5.1 million related to fixed assets and $16.2 million related to intangible assets resulting from an updated strategic plan that was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated unpatented technologies and property, plant, and equipment assets. See Note 4. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional details.

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

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the U.S., there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2018, 2017, and 2016 periods. The valuation allowance was reduced in 2017 as a result of income recognized under the Internal Revenue Code Section 965 tax on foreign deferred earnings and changes to the net operating loss carryforward periods, allowing the use of existing deferred tax liabilities to reduce existing valuation allowances.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates on a continuing operations basis for 2018, 2017, and 2016 were a 7.4% benefit, 66.5% provision, and 29.5% provision, respectively.

On December 22, 2017, the Tax Reform Act was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary E&P through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act also require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We were subject to the GILTI provisions beginning in 2018. As we have elected to account for GILTI tax in the period in which it is incurred, we did not provide any deferred tax impacts of GILTI in our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized provisional tax impacts related to deemed repatriated earnings, the change in beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities as of December 31, 2017. During the fourth quarter of 2018, we finalized our accounting for the effects of the Tax Reform Act under SAB 118. We recorded a $17.8 million reduction to the transition tax liability due to the impact of an IRS approval for an entity classification received during the fourth quarter of 2018. These amounts are included in our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Although our accounting for the effects of the Tax Reform Act is finalized under SAB 118, there may be future adjustments based on potential changes in the interpretation of the Tax Reform Act, its supporting regulations, and subsequent guidance that may be issued. The impact of any such adjustments, which could have a material impact on the Consolidated Financial Statements, will be recognized in the period the changes arise or the related regulations are enacted. We are in the process of evaluating the final regulations on Section 965, which were released by the IRS on January 15, 2019, and will recognize any related impact in the first quarter of 2019.

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

Stock-Based Compensation: The principal awards issued under the stock-based compensation plans include stock options, restricted stock units ("RSUs"), and performance share units ("PSUs"). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is generally recognized as expense on a straight-line basis, generally over the explicit service period and is included in Cost of goods sold, Research and development expenses, and Selling and administrative expenses in the Consolidated Statements of Earnings, depending on the functional area of the underlying employees. The cost related to PSUs is recognized based on the expected attainment of performance targets. Changes in estimates that impact the number of shares expected to vest are recognized prospectively through cumulative adjustments.

We use the Black-Scholes valuation model to estimate the fair value of stock options granted to employees. The fair value of each RSU granted is equal to the share price at the date of the grant. The fair value of PSUs is determined by using a binomial model simulation. At the time of grant, we estimate forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 13. Equity Incentive Program to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information related to our stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

48	Report of Independent Registered Public Accounting Firm
50	Consolidated Statements of Earnings
51	Consolidated Statements of Comprehensive Earnings
52	Consolidated Balance Sheets
53	Consolidated Statements of Stockholders' Equity
54	Consolidated Statements of Cash Flows
55	Notes to Consolidated Financial Statements
93	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ending December 31, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 19, 2019

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues	$826.9	$744.2	$755.7
Cost of goods sold	503.9	452.8	458.2
Impairment charges	—	1.4	0.3
Restructuring charges - cost of goods sold	0.4	4.0	1.5
Gross profit	322.6	286.0	295.7
Research and development expenses	100.6	93.4	92.0
Selling and administrative expenses	142.5	126.6	149.9
Impairment charges	—	19.9	0.2
Restructuring charges	1.7	6.2	8.6
Operating expenses	244.8	246.1	250.7
Operating earnings	77.8	39.9	45.0
Interest expense, net	16.0	20.6	20.4
Other expense (income), net	0.7	(0.1)	(3.5)
Earnings before income taxes and discontinued operations	61.1	19.4	28.1
(Benefit from) provision for income taxes	(4.5)	12.9	8.3
Earnings from continuing operations	65.6	6.5	19.8
Earnings (loss) from discontinued operations, net	2.1	61.8	(62.1)
Net earnings (loss)	$67.7	$68.3	$(42.3)

Earnings per share from continuing operations:
Basic	$0.73	$0.07	$0.22
Diluted	$0.72	$0.07	$0.22

Earnings (loss) per share from discontinued operations:
Basic	$0.02	$0.69	$(0.70)
Diluted	$0.02	$0.68	$(0.69)

Net earnings (loss) per share:
Basic	$0.75	$0.76	$(0.48)
Diluted	$0.74	$0.75	$(0.47)

Weighted-average common shares outstanding:
Basic	90,050,051	89,329,794	88,667,098
Diluted	91,194,747	90,490,007	89,182,967

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net earnings (loss)	$67.7	$68.3	$(42.3)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(9.9)	27.1	0.8

Employee benefit plans:
Actuarial (losses) gains and prior service costs arising during period	(0.7)	0.7	(5.6)
Amortization or settlement of actuarial losses and prior service costs	0.5	0.6	0.5
Net change in employee benefit plans	(0.2)	1.3	(5.1)

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(2.0)	3.4	(2.5)
Net losses reclassified into earnings	1.1	0.3	0.9
Total cash flow hedges	(0.9)	3.7	(1.6)

Other comprehensive (loss) earnings, net of tax	(11.0)	32.1	(5.9)

Comprehensive earnings (loss)	$56.7	$100.4	$(48.2)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$73.5	$111.7
Receivables, net of allowances of $0.6 and $0.7	140.3	137.7
Inventories, net	140.1	125.6
Prepaid and other current assets	11.1	19.9
Total current assets	365.0	394.9
Property, plant, and equipment, net	211.7	183.0
Goodwill	887.9	884.9
Intangible assets, net	56.7	53.5
Other assets and deferred charges	26.6	31.8
Assets of discontinued operations	—	1.7
Total assets	$1,547.9	$1,549.8

Current liabilities:
Accounts payable	$77.2	$85.6
Accrued compensation and employee benefits	40.2	31.2
Other accrued expenses	20.1	28.2
Federal and other taxes on income	4.3	6.6
Total current liabilities	141.8	151.6
Long-term debt	158.1	192.6
Deferred income taxes	2.1	—
Other liabilities	34.3	67.9
Liabilities of discontinued operations	—	5.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 90,212,779 and 89,491,471 shares issued and outstanding at December 31, 2018 and 2017, respectively	0.9	0.9
Additional paid-in capital	1,545.9	1,523.1
Accumulated deficit	(224.2)	(291.9)
Accumulated other comprehensive loss	(111.0)	(100.0)
Total stockholders' equity	1,211.6	1,132.1
Total liabilities and stockholders' equity	$1,547.9	$1,549.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2016	$0.9	$1,449.9	$(317.9)	$(126.2)	$1,006.7

Net loss	—	—	(42.3)	—	(42.3)
Other comprehensive loss, net of tax	—	—	—	(5.9)	(5.9)
Purchase of convertible note hedges	—	(44.5)	—	—	(44.5)
Issuance of warrants	—	39.1	—	—	39.1
Equity component of the convertible notes issuance, net	—	35.3	—	—	35.3
Stock-based compensation expense	—	21.5	—	—	21.5
Tax on restricted stock unit vesting	—	(1.5)	—	—	(1.5)
Balance at December 31, 2016	$0.9	$1,499.8	$(360.2)	$(132.1)	$1,008.4

Net earnings	—	—	68.3	—	68.3
Other comprehensive earnings, net of tax	—	—	—	32.1	32.1
Stock-based compensation expense	—	25.1	—	—	25.1
Common stock issued for exercise of stock options	—	3.3	—	—	3.3
Tax on restricted stock unit vesting	—	(5.1)	—	—	(5.1)
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1

Net earnings	—	—	67.7	—	67.7
Other comprehensive loss, net of tax	—	—	—	(11.0)	(11.0)
Stock-based compensation expense	—	27.0	—	—	27.0
Common stock issued for exercise of stock options	—	0.5	—	—	0.5
Tax on restricted stock unit vesting	—	(4.7)	—	—	(4.7)
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net earnings (loss)	$67.7	$68.3	$(42.3)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	52.4	57.3	73.7
Stock-based compensation	27.0	25.1	21.5
Impairment of intangibles	—	16.2	—
Non-cash interest expense and amortization of debt issuance costs	7.6	7.6	5.6
Loss on disposal of fixed assets	0.2	—	—
Impairment charges on fixed and other assets	—	5.5	0.9
(Gain) loss on sale of business	(1.6)	(62.3)	25.6
Deferred income taxes	8.7	(30.1)	4.0
Other, net	(2.8)	4.9	(3.2)
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(0.3)	2.4	35.9
Inventories, net	(15.7)	(34.0)	21.9
Prepaid and other current assets	(1.3)	(8.4)	(1.2)
Accounts payable	(6.3)	4.9	(26.6)
Accrued compensation and employee benefits	7.9	(0.9)	(0.7)
Other accrued expenses	(8.8)	7.3	(9.6)
Accrued taxes	(5.1)	0.9	5.3
Other non-current assets and non-current liabilities	(31.1)	28.2	(3.3)
Net cash provided by operating activities	98.5	92.9	107.5

Investing Activities
Proceeds from the sale of business	10.0	123.1	40.6
Proceeds from the sale of property, plant, and equipment	0.1	0.5	2.0
Proceeds from the sale of investments	—	—	2.0
Additions to property, plant, and equipment	(80.1)	(51.6)	(38.7)
Acquisitions of business (net of cash acquired)	(18.0)	(2.5)	—
Net cash (used in) provided by investing activities	(88.0)	69.5	5.9

Financing Activities
Payments under revolving credit facility	(47.7)	(185.0)	(132.0)
Borrowings under revolving credit facility	6.0	190.7	32.0
Principal payments on term loan debt	—	(118.5)	(166.5)
Proceeds from issuance of convertible senior notes	—	—	172.5
Proceeds from issuance of warrants	—	—	39.1
Purchase of convertible note hedges	—	—	(44.5)
Debt issuance costs	—	(1.7)	(6.7)
Payment of consideration owed for acquisitions	(1.0)	—	—
Payments of capital lease obligations	(1.7)	(1.6)	(2.3)
Tax on restricted stock unit vesting	(4.7)	(5.1)	(1.5)
Net proceeds from exercise of stock-based awards	0.5	3.3	—
Net cash used in financing activities	(48.6)	(117.9)	(109.9)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.0	(0.6)

Net (decrease) increase in cash and cash equivalents	(38.2)	45.5	2.9
Cash and cash equivalents at beginning of period	111.7	63.4	61.3
Add: Cash and cash equivalents at beginning of period from discontinued operations	—	2.8	2.0
Less: Cash and cash equivalents at end of period from discontinued operations	—	—	(2.8)
Cash and cash equivalents at end of period	$73.5	$111.7	$63.4

Supplemental information - cash paid during the year for:
Income taxes	$18.0	$13.1	$4.2
Interest	$9.0	$11.3	$12.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, aerospace, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also the leader in acoustics components used in hearing aids and has a strong position in high-end capacitors. The Company's focus on its customers, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries. Our common stock began trading under the ticker symbol “KN” on the New York Stock Exchange (the “NYSE”) on March 3, 2014.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex"), a capacitors manufacturer. See Note 3. Acquisitions for additional information related to the transaction.

On November 28, 2017, the Company completed the sale of its high-end oscillators business ("Timing Device Business"). On July 7, 2016, the Company completed the sale of its speaker and receiver product line (“Speaker and Receiver Product Line”). In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and related assets and liabilities for the Timing Device Business and Speaker and Receiver Product Line have been reclassified as discontinued operations for all periods presented. See Note 2. Disposed and Discontinued Operations for additional information related to the transactions.

In January 2017, the Company changed its allocation of resources and internal reporting structure to facilitate delivering growth in its core business. Following these changes, the Company's two reportable segments are Audio and Precision Devices ("PD"). See Note 17. Segment Information for additional information related to the Company’s segments.

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

Prepaid and Other Current Assets – Prepaid and other current assets at December 31, 2017 includes $10.0 million held in escrow related to the sale of the Timing Device Business that was received during the third quarter of 2018. The remaining balance at December 31, 2018 and 2017 is made up of prepaid insurance, supplier prepayments, prepaid licensing fees, and other miscellaneous prepaid assets, none of which are individually significant.

Property, Plant, and Equipment - Property, plant, and equipment includes the historic cost of land, buildings, equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant, and equipment also includes the cost of purchased software. Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and the gain or loss realized on disposition is reflected in earnings. The Company historically depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 1.5 to 7 years; furniture and fixtures 2 to 5 years; vehicles 3 to 5 years; and software 3 to 5 years.

Derivative Instruments - The Company uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. Following the sale of the Timing Device Business on November 28, 2017, the Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $722.1 million, $137.8 million, and $28.0 million, respectively, as of December 31, 2018.

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow approach that includes the Company’s market participant assumptions, projections of future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 50%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its other indefinite-lived intangible assets for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2018, 2017, or 2016.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, unpatented technology, patents, and trademarks and are amortized over their estimated useful lives, historically ranging from 5 to 15 years. The Company relies on patents and proprietary technology, and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. The Company capitalized no legal costs related to the defense of its patents during the years ended December 31, 2018, 2017, and 2016.

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

The Company recorded no impairments during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company recorded impairments and other charges related to its continuing operations of $21.3 million and $0.5 million, respectively. See Note 4. Impairments for additional details.

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

Revenue Recognition - The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective (cumulative effect) transition method. Refer to the Recently Adopted Accounting Standards section below for additional information.

Stock-Based Compensation – The principal awards issued under the stock-based compensation plans include stock options, restricted stock units ("RSUs"), and performance share units ("PSUs"). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is generally recognized as expense on a straight-line basis, generally over the explicit service period and is included in Cost of goods sold, Research and development expenses, and Selling and administrative expenses in the Consolidated Statements of Earnings, depending on the functional area of the underlying employees. The cost related to PSUs is recognized based on the expected attainment of performance targets. Changes in estimates that impact the number of shares expected to vest are recognized prospectively through cumulative adjustments.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company was subject to the GILTI provisions beginning in 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its Consolidated Financial Statements.

On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts related to deemed repatriated earnings, the change in beginning of year valuation allowance, and the benefit for the remeasurement of deferred tax assets and liabilities as of December 31, 2017. During the fourth quarter of 2018, the Company finalized its accounting for the effects of the Tax Reform Act under SAB 118. The Company recorded a $17.8 million reduction to the net transition tax liability due to the impact of an Internal Revenue Service ("IRS") approval for an entity classification received during the fourth quarter of 2018.

During the third quarter of 2018, the Company recorded an uncertain tax position of $36.0 million related to consequences of the Tax Reform Act. As a result of the IRS approval for an entity classification received during the fourth quarter of 2018, the Company recognized a $36.0 million benefit related to the release of the uncertain tax position.

Although the Company’s accounting for the effects of the Tax Reform Act is finalized under SAB 118, there may be future adjustments based on potential changes in the interpretation of the Tax Reform Act, its supporting regulations, and subsequent guidance that may be issued. The impact of any such adjustments, which could have a material impact on the Consolidated Financial Statements, will be recognized in the period the changes arise or the related regulations are enacted. The Company is in the process of evaluating the final regulations on Section 965, which were released by the IRS on January 15, 2019, and will recognize any related impact in the first quarter of 2019.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at December 31, 2018, 2017, and 2016 were $7.1 million, $8.5 million, and $1.5 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation. Refer to the Recently Adopted Accounting Standards section below for additional information.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14 to amend disclosure requirements related to defined benefit pension and other postretirement plans. The standard is effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted and retrospective application of the guidance is required. The Company has not yet determined the impact of the standard on its disclosures or its adoption date.

In February 2018, the FASB issued ASU 2018-02, which allows the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Reform Act. The standard also requires certain disclosures concerning stranded tax effects regardless of the election with respect to stranded tax effects resulting from the Tax Reform Act. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the Tax Reform Act were recognized. The Company has elected to reclassify the stranded tax effects resulting from the Tax Reform Act upon adoption of the standard on January 1, 2019, the impact of which will not be significant.

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance within ASU 2018-01, ASU 2018-10, ASU 2018-11, and ASU 2018-20, which are collectively referred to as "ASC 842." This guidance requires a lessee to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The guidance also provides clarification surrounding the presentation of the effects of leases in the statement of earnings. This standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Prior to the issuance of ASU 2018-11 in July 2018, the standard required a modified retrospective transition method under which the guidance would be applied at the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities to elect an additional transition method under which the guidance would be applied as of the adoption date. The Company will adopt the standard under this new transition method that will not require comparative period financial statements to be recast.

The standard includes a number of optional practical expedients that entities may elect to apply. The Company will elect the transition package of practical expedients for leases that commenced before the adoption date, which among other things, allows the Company to carry forward historical lease classifications. The Company will also elect the practical expedient to not separate nonlease components from lease components, which may increase lease liabilities and right-of-use assets through the inclusion of payments for nonlease components such as maintenance.

The Company is finalizing its evaluation of the impact of the standard on its Consolidated Financial Statements, accounting processes, internal controls, and disclosures. The impact of adoption will depend on the lease portfolio as of the transition date and the Company's accounting policy elections. The Company expects to recognize $40 million to $45 million of operating lease liabilities and $37 million to $42 million of operating lease right-of-use assets on its Consolidated Balance Sheets upon adoption of the standard. The standard is not expected to have any other material impacts on the Consolidated Financial Statements. The adoption date for the standard is January 1, 2019.

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard requires adoption on a modified retrospective basis for hedging relationships existing as of the adoption date and on a prospective basis for the amended presentation and disclosure requirements. The Company elected to early adopt the standard as of January 1, 2018. Adoption of the standard did not result in a cumulative effect adjustment to retained earnings as of January 1, 2018 as the Company had no cumulative ineffectiveness recognized under its hedging relationships existing as of the adoption date. See Note 10. Hedging Transactions and Derivative Instruments for detail on the Company's prospective adoption of the amended presentation and disclosure requirements. The adoption of this standard had no other impact on the Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09 that provides guidance about when a change to the terms or conditions of a share based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition, or classification of an award is not the same immediately before and after a change to the terms and conditions of the award. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company prospectively adopted this guidance on January 1, 2018, which had no impact on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension and post-retirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of earnings separately from the service cost component and outside of any subtotal of operating income. This standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018 using a retrospective approach for the presentation of net benefit cost components. For the year ended December 31, 2017, net benefit income other than service cost of $0.3 million previously presented in both the Cost of goods sold and Selling and administrative expenses lines on the Consolidated Statements of Earnings has been reclassified to the Other expense (income), net line. For the year ended December 31, 2016, net benefit income other than service cost of $0.2 million previously presented in the Cost of goods sold line on the Consolidated Statements of Earnings has been reclassified to the Other expense (income), net line. The adoption of this standard had no other impact on the Consolidated Financial Statements. See Note 15. Employee Benefit Plans for additional information related to the Company’s pension and post-retirement plans.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2018, our total remaining performance obligations are immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $8.1 million, $9.1 million, and $8.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Returns and allowances totaled $7.7 million, $8.5 million, and $5.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Receivables, net from contracts with customers were $128.6 million and $127.0 million as of December 31, 2018 and January 1, 2018, respectively. See Note 17. Segment Information for disclosures regarding the disaggregation of revenues.

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of its Timing Device Business, part of the PD segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. The Company recorded a gain of $63.9 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price included $10.0 million held in escrow that was received during the third quarter of 2018 and was previously recorded in the Prepaid and other current assets line on the Consolidated Balance Sheets.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Revenues	$—	$92.2	$156.4
Cost of goods sold	—	61.5	136.1
Impairment charges	—	0.4	0.4
Restructuring charges - cost of goods sold	—	0.1	8.9
Gross profit	—	30.2	11.0
Research and development expenses	—	7.7	15.1
Selling and administrative expenses	—	18.5	26.9
Restructuring charges	—	0.2	3.4
Operating expenses	—	26.4	45.4
Other (income) expense, net	(0.2)	1.3	(0.9)
(Gain) loss on sale of business (1)	(1.6)	(62.3)	25.6
Earnings (loss) from discontinued operations before taxes (2)	1.8	64.8	(59.1)
(Benefit from) provision for income taxes	(0.3)	3.0	3.0
Earnings (loss) from discontinued operations, net of tax	$2.1	$61.8	$(62.1)
(1) The Company recorded a change in estimated purchase price adjustments related to the Timing Device Business of $1.8 million during the third quarter of 2018.
(2) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business and Speaker and Receiver Product Line did not have any such interest expense in the periods presented.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2017
Assets of discontinued operations:
Receivables	$1.2
Prepaid and other current assets	0.5
Total current assets	1.7
Total assets (1)	$1.7

Liabilities of discontinued operations:
Accounts payable	$0.1
Other current liabilities	5.5
Total current liabilities	5.6
Total liabilities (1)	$5.6
(1) In connection with the sale of the Timing Device Business, the Company retained certain obligations related to employees of the Timing Device Business. As these arrangements were settled during the year ended December 31, 2018, there were no assets and liabilities of discontinued operations as of December 31, 2018.

The following table presents the depreciation, amortization, and capital expenditures related to discontinued operations:

	Years Ended December 31,
(in millions)	2017	2016
Depreciation	$2.3	$3.3
Amortization of intangible assets	1.2	1.4
Capital expenditures	2.1	6.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the year ended December 31, 2018. There were no capital expenditures in accounts payable at December 31, 2018 or 2017. Capital expenditures included in accounts payable at December 31, 2016 were $0.1 million.
3. Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled on April 2, 2018 as well as a $1.0 million holdback that will be paid eighteen months from the completion of the acquisition and is recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $12.6 million and $3.4 million, respectively, from the date of acquisition through December 31, 2018.

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

The Company recorded a purchase price adjustment related to property, plant, and equipment during the year ended December 31, 2018, resulting in an increase to goodwill of $0.1 million. The adjustment did not impact the Consolidated Statements of Earnings.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
(in millions, except share and per share amounts)	2018	2017
Revenues from continuing operations:
As reported	$826.9	$744.2
Pro-forma	827.5	755.7
Earnings from continuing operations:
As reported	$65.6	$6.5
Pro-forma	66.3	7.4
Basic earnings per share from continuing operations:
As reported	$0.73	$0.07
Pro-forma	0.74	0.08
Diluted earnings per share from continuing operations:
As reported	$0.72	$0.07
Pro-forma	0.73	0.08

Other Acquisition

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the year ended December 31, 2017. An additional $1.0 million was paid during the year ended December 31, 2018, with the remaining $0.2 million to be paid in the first quarter of 2019. The financial results of this acquisition were included in the Consolidated Financial Statements from the date of acquisition within the PD segment. In connection with the acquisition, the Company recorded an intangible asset of $3.3 million related to customer relationships that will be amortized over an estimated useful life of 5 years. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no asset impairments recorded during the year ended December 31, 2018. During the second quarter of 2017, an updated strategic plan was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated unpatented technologies and property, plant, and equipment assets. The utilization of undiscounted future cash flows was used to determine recoverability of the long-lived assets. The fair value of the intangibles was determined through the use of discounted cash flows, and the fair value of fixed assets was determined using their liquidation value. As a result of this analysis, the Company concluded that the fair values of these long-lived assets were less than their respective carrying values. The Company recorded total impairment charges of $21.3 million, of which $5.1 million was related to fixed assets and $16.2 million was related to intangible assets. The Company recorded $1.4 million of the charges within Impairment charges in Gross profit and recorded $19.9 million within the Impairment charges line item in Operating expenses within the Consolidated Statements of Earnings.

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2018	December 31, 2017
Raw materials	$70.8	$65.9
Work in progress	30.2	21.3
Finished goods	65.3	60.8
Subtotal	166.3	148.0
Less reserves	(26.2)	(22.4)
Total	$140.1	$125.6

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2018	December 31, 2017
Land	$7.5	$7.7
Buildings and improvements	102.3	103.2
Machinery, equipment, and other	499.9	441.1
Subtotal	609.7	552.0
Less accumulated depreciation	(398.0)	(369.0)
Total	$211.7	$183.0

Depreciation expense totaled $45.9 million, $46.5 million, and $50.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. There were no fixed asset impairments recorded during the year ended December 31, 2018. The Company recorded fixed asset impairments of $5.1 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at January 1, 2017	$846.6	$25.0	$871.6
Foreign currency translation	13.3	—	13.3
Balance at December 31, 2017	859.9	25.0	884.9
Acquisition	—	3.0	3.0
Balance at December 31, 2018	$859.9	$28.0	$887.9

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.5	$0.2	$0.3	$0.2
Patents	40.8	26.9	40.8	22.2
Customer relationships	10.6	2.0	3.3	0.7
Unpatented technologies	4.4	2.7	2.4	2.2
Other	0.2	—	—	—
Total	56.5	31.8	46.8	25.3
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$56.7		$53.5

Total amortization expense for the years ended December 31, 2018, 2017, and 2016 was $6.5 million, $7.3 million, and $18.2 million, respectively. Amortization expense is primarily recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
2019	$6.4
2020	6.4
2021	6.3
2022	1.1
2023	1.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2018	December 31, 2017
Sales volume rebates	$4.7	$4.7
Accrued short-term capital leases	2.4	2.5
Accrued taxes other than income taxes	2.1	2.4
Accrued insurance	1.6	1.9
Restructuring and exit costs	0.9	4.8
Hedging liability	0.6	—
Warranty	0.5	2.1
Other (1)	7.3	9.8
Total	$20.1	$28.2
(1) Represents accrued commissions (non-employee) and other miscellaneous accruals, none of which are individually significant.

The following table details the major components of other liabilities:

(in millions)	December 31, 2018	December 31, 2017
Deferred compensation, including defined benefit plans	$17.0	$18.7
Long-term capital leases	10.1	12.3
Unrecognized tax benefits	3.5	6.5
Restructuring and exit costs	0.2	0.3
Transition tax liability (1)	—	25.9
Other	3.5	4.2
Total	$34.3	$67.9

(1) See Note 1. Summary of Significant Accounting Policies for additional information.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2018	2017
Beginning balance, January 1	$2.1	$1.0
Provision for warranties	0.4	2.8
Settlements made	(1.9)	(1.3)
Other adjustments, including currency translation	(0.1)	(0.4)
Ending balance, December 31	$0.5	$2.1

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2018, the Company recorded restructuring charges of $0.4 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.7 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company recorded restructuring charges of $4.0 million within Gross profit for actions primarily associated with transferring certain operations of hearing health manufacturing to an existing, lower-cost Asian manufacturing facility. These charges were recorded within the Audio segment. The Company also recorded restructuring charges of $6.2 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

During the year ended December 31, 2016, the Company recorded restructuring charges of $10.1 million, primarily for actions associated with the integration of Audience Inc., which is reported as part of the Audio segment, and actions associated with rationalizing the workforce. These actions were substantially complete as of December 31, 2016. In addition, the Company recorded residual charges related to the transfer of a portion of the capacitors business into existing, lower-cost Asian manufacturing facilities, which are reported as part of the PD segment. These charges included severance pay and benefits of $7.5 million and contract termination costs of $2.6 million, of which $1.5 million were classified within Gross profit and $8.6 million were classified within Operating expenses.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2018	2017	2016
Audio	$1.4	$8.1	$7.1
Precision Devices	0.5	0.1	1.4
Corporate	0.2	2.0	1.6
Total	$2.1	$10.2	$10.1

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2016	$7.7	$1.1	$8.8
Restructuring charges	7.5	2.6	10.1
Payments	(12.8)	(3.3)	(16.1)
Balance at December 31, 2016	$2.4	$0.4	$2.8
Restructuring charges (1)	8.4	1.8	10.2
Payments	(6.5)	(1.8)	(8.3)
Other, including foreign currency	0.4	—	0.4
Balance at December 31, 2017	$4.7	$0.4	$5.1
Restructuring charges	2.1	—	2.1
Payments	(5.9)	(0.1)	(6.0)
Other, including foreign currency	(0.1)	—	(0.1)
Balance at December 31, 2018	$0.8	$0.3	$1.1

(1)
During the year ended December 31, 2017, the Company reversed $1.2 million of previously recorded restructuring charges in Gross profit due to subsequent developments that impacted the previously estimated amounts.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2018	December 31, 2017
Other accrued expenses	$0.9	$4.8
Other liabilities (1)	0.2	0.3
Total	$1.1	$5.1

(1)	This line represents the long-term portion of the charges associated with lease obligations, net of reasonably obtainable sublease income.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2018 and 2017, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $41.6 million and $17.9 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense (income), net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2018 and 2017, the notional value of the derivatives related to economic hedging was $19.8 million and $6.4 million, respectively.

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

The Company early adopted ASU 2017-12 as of January 1, 2018. The standard requires adoption of the amended presentation and disclosure requirements on a prospective basis. With respect to presentation requirements, the Company began presenting the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings as of January 1, 2018. These amounts were classified in the Other expense (income), net line in prior periods. This change aligns the presentation of the impact of these hedges with the same line on the Consolidated Statements of Earnings that is used to present the earnings effect of the hedged item. With respect to disclosure requirements, the Company has enhanced the tabular disclosures below to align with the standard. See Note 1. Summary of Significant Accounting Policies for additional information on the adoption of this standard.

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.2	$0.6
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.6)	—

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.2	—

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2018	2017	2016
Cash flow hedges	Foreign exchange contracts	$(2.5)	$3.6	$(2.5)
Cash flow hedges	Interest rate contracts	0.1	0.3	(0.7)

The table above excludes a tax benefit of $0.4 million, tax expense of $0.5 million, and a tax benefit of $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2018			2017		2016
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$503.9	$16.0	$0.7	$20.6	$(0.1)	$20.4	$(3.5)

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	1.4	—	—	—	(0.3)	—	(0.3)
Cash flow hedges	Interest rate contracts	—	—	—	0.8	—	1.3	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.9	—	(0.3)	—	2.0

11. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	December 31, 2018	December 31, 2017
3.25% convertible senior notes	$149.1	$141.9
Revolving credit facility	9.0	50.7
Total	158.1	192.6
Less current maturities (1)	—	—
Total long-term debt	$158.1	$192.6

(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	2019	2020	2021	2022	2023
Debt principal payments	$—	$—	$172.5	$9.0	$—

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 (the "Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 of each year and commenced on November 1, 2016.

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of December 31, 2018, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	December 31, 2018	December 31, 2017
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(23.4)	(30.6)
Total	149.1	141.9
Less current maturities (1)	—	—
Long-term portion	$149.1	$141.9

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at December 31, 2018 was $178.2 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day of 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
(in millions)	2018	2017	2016
3.25% coupon	$5.6	$5.6	$3.7
Amortization of debt issuance costs	0.9	0.9	0.6
Amortization of debt discount	6.3	5.8	3.6
Total	$12.8	$12.3	$7.9

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	December 31, 2018	December 31, 2017
$400.0 million revolving credit facility due October 2022	$9.0	$50.7
Less current maturities (1)	—	—
Long-term portion	$9.0	$50.7
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

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on October 11, 2022; provided, that if all the Company’s Notes have not been repaid, refinanced, and/or converted to common stock of the Company by April 30, 2021, then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date.

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

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At December 31, 2018, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

On January 27, 2014, the Company entered into a $200.0 million five-year senior secured revolving credit facility as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement (the "Original Credit Agreement"), which are referred to collectively as the Prior Credit Facilities.

On December 31, 2014, the Company amended its Prior Credit Facilities to (i) increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million from $200.0 million, (ii) increase the amount of the letter of credit subfacility in the Original Credit Agreement to $50.0 million from $25.0 million, (iii) eliminate the swing line subfacility in the amount of up to $35.0 million in the Original Credit Agreement, and (iv) reduce to $100.0 million from $250.0 million the amount of additional incremental revolving or term loans in the Original Credit Agreement. All other terms and conditions of the Prior Credit Facilities remained essentially the same.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities was 3.56%, 3.58%, and 3.23% for the years ended December 31, 2018, 2017, and 2016, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities for the years ended December 31, 2018, 2017, and 2016 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving lines of credit was 0.24%, 0.36%, and 0.39% for the years ended December 31, 2018, 2017, and 2016, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense and interest income for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Interest expense(1)	$16.6	$20.8	$20.5
Interest income	(0.6)	(0.2)	(0.1)
Interest expense, net	$16.0	$20.6	$20.4

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

12. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2018	2017	2016
Domestic	$(34.1)	$402.7	$(51.1)
Foreign	95.2	(383.3)	79.2
Total earnings before income taxes and discontinued operations	$61.1	$19.4	$28.1

Income tax (benefit) expense for the years ended December 31, 2018, 2017, and 2016 is comprised of the following:

	Years Ended December 31,
(in millions)	2018	2017	2016
Current:
U.S. Federal	$(25.0)	$28.9	$—
State and local	0.1	0.1	0.1
Foreign	11.6	11.7	6.8
Total current tax (benefit) expense	$(13.3)	$40.7	$6.9
Deferred:
U.S. Federal	$7.8	$(26.8)	$0.8
State and local	0.2	—	0.2
Foreign	0.8	(1.0)	0.4
Total deferred tax expense (benefit)	8.8	(27.8)	1.4
Total income tax (benefit) expense	$(4.5)	$12.9	$8.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. Federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. Federal income tax rate	21.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	0.4%	(0.2)%	1.1%
Foreign operations tax effect	4.0%	27.0%	(22.5)%
Research and experimentation tax credits	(5.0)%	(11.6)%	(6.6)%
Valuation allowance	22.9%	60.8%	69.6%
Tax contingencies	(4.3)%	6.6%	(0.6)%
Tax holiday	(24.3)%	(78.0)%	(64.2)%
Foreign taxes	0.9%	(5.0)%	2.8%
Non-deductible and non-taxable interest	1.4%	(0.8)%	3.2%
Stock-based compensation	3.1%	9.3%	9.6%
Other, principally non-tax deductible items (1)	3.2%	13.5%	1.9%
Transition tax	(28.9)%	89.7%	—%
Tax reform	(1.7)%	(85.3)%	—%
Prior period items	(0.1)%	5.5%	0.2%
Effective income tax rate	(7.4)%	66.5%	29.5%

(1) Includes income tax expense related to the Malaysian tax consequences of the intra-entity intellectual property sale between the U.S. and Malaysia that increases the effective income tax rate by 18.5% for the year ended December 31, 2017.

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. These tax holidays are subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. During 2016, the Company applied for and received final approval to modify the terms of its main tax holiday in Malaysia, reducing the rate to 7.2% versus the statutory rate of 24.0%, effective January 1, 2017 through December 31, 2021. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The continuing operations benefit of these incentives for the years ended December 31, 2018, 2017, and 2016 is estimated to be $13.3 million, $13.8 million, and $16.3 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the years ended December 31, 2018, 2017, and 2016 was $0.15, $0.15, and $0.18, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2018	December 31, 2017
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$15.1	$13.7
Accrued expenses, principally for state income taxes, interest, and warranty	4.6	5.9
Net operating loss and other carryforwards	155.9	115.6
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	3.9	3.6
Convertible Note Hedges	5.7	7.3
Plant and equipment, principally due to differences in depreciation	9.4	9.6
Total gross deferred tax assets	194.6	155.7
Valuation allowance	(131.2)	(99.7)
Total deferred tax assets	$63.4	$56.0

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(8.7)	$(10.3)
Debt discount on convertible notes	(4.4)	(5.7)
Other liabilities	(37.2)	(17.6)
Total gross deferred tax liabilities	(50.3)	(33.6)
Net deferred tax asset	$13.1	$22.4

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$15.2	$22.4
Deferred income taxes (non-current deferred tax liabilities)	(2.1)	—
Net deferred tax asset	$13.1	$22.4

The Company recorded valuation allowances of $131.2 million and $99.7 million at December 31, 2018 and 2017, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. The Company recorded a $1.0 million benefit due to the reassessment of the beginning of year valuation allowance primarily related to United Kingdom ("U.K.") operations. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset is considered realizable, however, it could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present, requiring that additional weight be given to subjective evidence such as our projections for growth.

At December 31, 2018, the Company had $30.8 million of Federal net operating losses that are available, of which $11.9 million will expire in the next 5 to 10 years and $18.9 million will expire in the next 10 to 20 years. There are $96.6 million of State net operating losses that are available between 2019 and 2036. There are $379.3 million of non-U.S. net operating loss carryforwards, of which $0.7 million will expire within the next 5 years, $1.9 million will expire in the next 10 to 20 years, and $376.7 million can be carried forward indefinitely.

The Company has $18.7 million of U.S. federal research and development credits that begin to expire in 2020 and $14.6 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $16.8 million of state credits, of which $2.4 million will expire between 2019 and 2034 if unused, and $14.4 million can be carried forward indefinitely.

The Company has not provided for deferred taxes on the undistributed earnings of its international subsidiaries totaling approximately $1.4 billion. Such earnings are reinvested in foreign jurisdictions and it is currently intended that they will continue to be reinvested indefinitely. Our Malaysian principal subsidiary is our primary source of foreign earnings and cash. Any future decision to distribute cash from this subsidiary to the U.S. should not result in a material amount of U.S. or foreign taxes.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2018 and 2017, the Company recorded a potential interest benefit of $0.3 million and $1.1 million, respectively. The Company recorded $0.3 million of potential interest expense during the year ended December 31, 2016. There was no accrued interest at December 31, 2018. Total accrued interest at December 31, 2017 and 2016 of $0.4 million and $1.4 million, respectively, was included in Other liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2018 and 2017, the Company recorded potential penalty expense of $0.1 million and $0.2 million, respectively. Total accrued penalties at December 31, 2018 and 2017 of $0.3 million and $0.2 million, respectively, were included in Other liabilities on the Consolidated Balance Sheets. There was no recorded potential penalty expense or accrued penalties at December 31, 2016.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2017, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2013, the Company’s Malaysian subsidiaries are no longer subject to examination. It is reasonably possible that the gross amount of unrecognized tax benefits will decrease by $0.1 million during the next twelve months. Included in the balance of total unrecognized tax benefits at December 31, 2018 are potential benefits of $3.5 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2016	$12.8
Reductions for tax positions due to lapsed statutes of limitations	(0.5)
Foreign exchange fluctuations	(0.5)
Unrecognized tax benefits at December 31, 2016	$11.8
Additions based on tax positions related to the current year	2.6
Additions for tax positions of prior years	0.6
Reductions for tax positions due to lapsed statutes of limitations	(1.3)
Tax reform	(1.5)
Foreign exchange fluctuations	0.3
Unrecognized tax benefits at December 31, 2017	$12.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.3
Reductions for tax positions due to lapsed statutes of limitations	(2.5)
Settlements	(0.3)
Unrecognized tax benefits at December 31, 2018	$10.1

See Note 1. Summary of Significant Accounting Policies for additional information related to the impact of the Tax Reform Act.

13. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2018	2017	2016
Pre-tax stock-based compensation expense
Cost of goods sold	$1.6	$1.8	$1.5
Research and development expenses	7.8	6.1	4.7
Selling and administrative expenses	17.6	16.8	14.7
Total pre-tax stock-based compensation expense	27.0	24.7	20.9
Tax benefit	—	—	—
Total stock-based compensation expense, net of tax	$27.0	$24.7	$20.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Separation in 2014, Knowles employees participated in our Former Parent's incentive stock program. Adopted in connection with the Separation, the Knowles' Corporation 2014 Equity and Cash Incentive Plan (the "Plan") provided for the conversion of certain awards granted under our Former Parent's equity incentive program to Knowles equity awards and authorized the grant of several different forms of benefits, including stock options, RSUs, PSUs, and stock-settled appreciation rights ("SSARs"). In general, each award is subject to the same terms and conditions as were in effect prior to the Separation, except that our Former Parent's performance shares converted to time-based RSUs. In addition, the Company made a grant comprised of both stock options and time-based RSUs that vest 50% on the third and fourth anniversaries from the date of the grant. The Company also made grants of both stock options and time-based RSUs that vest evenly over each of the first three years following the date of the grant. The Company elected to use the straight-line method to attribute the expense over the service period of the awards.

Stock Options and SSARs

The fair value of stock options granted by the Company was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below.

	2018			2017			2016
Risk-free interest rate	2.59%			1.73%	to	1.93%	1.04%	to	1.25%
Dividend yield	—%			—%			—%
Expected life (years)	4.5			4.5			4.5
Volatility	41.2%			33.2%	to	38.8%	37.0%	to	39.6%
Fair value at date of grant	$4.83	to	$6.59	$5.02	to	$6.73	$3.76	to	$4.83

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, stage of life, and with similar market capitalization since there is not sufficient historical volatility data for Knowles common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. The Company does not currently anticipate paying dividends over the expected term.

The exercise price per share for the stock options granted by the Company was equal to the closing price of Knowles' stock on the NYSE on the date of the grant. The period during which options granted by the Company were exercisable was fixed by Knowles' Compensation Committee of the Board of Directors at the time of grant. Generally, stock options vest one-third on each of the first three anniversaries of the grant date and expire 7 years from the grant date.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's SSAR and stock option activity for the year ended December 31, 2018.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2017	850,516	$21.54			4,901,739	$18.36
Granted	—	—			963,692	14.34
Exercised	(30,624)	12.26			(44,326)	11.02
Forfeited	—	—			(120,458)	15.54
Expired	(37,897)	22.79			(229,154)	21.63
Outstanding at December 31, 2018	781,995	$21.85	$—	3.1	5,471,493	$17.64	$3.4	4.1

Exercisable at December 31, 2018	781,995	$21.85	$—	3.1	3,517,954	$19.31	$2.2	3.5

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2018 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

There was no unrecognized compensation expense related to SSARs at December 31, 2018. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2018 was $5.8 million. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2018	2017	2016
SSARs
Fair value of SSARs that are exercisable	$1.8	$1.9	$1.9
Aggregate intrinsic value of SSARs exercised	0.1	0.2	0.1

Stock Options
Cash received by Knowles for exercise of stock options	0.5	3.3	—
Aggregate intrinsic value of options exercised	0.2	1.1	—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes the Company's RSU balances for the year ended December 31, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	2,202,576	$16.54
Granted	1,707,911	14.28
Vested	(1,036,207)	16.95
Forfeited	(427,849)	14.84
Unvested at December 31, 2018	2,446,431	$15.12

RSUs generally vest based on the passage of time. RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. At December 31, 2018, $23.1 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.3 years.

PSUs

In February 2018 and 2017, the Company granted PSUs to senior management. In each case, the awards will cliff vest three years following the grant date and the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to revenues and stock price, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

The following table summarizes the Company's PSU balances for the year ended December 31, 2018:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2017	176,000	$15.32
Granted	381,967	13.78
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	557,967	$14.27

At December 31, 2018, $6.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.9 years.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at December 31, 2018 and 2017.

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense for all operating leases, net of sublease rental income, was $7.3 million, $6.8 million, and $7.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Total sublease rental income was $2.3 million, $2.2 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Contingent rentals under the operating leases were not significant.

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

The aggregate future minimum lease payments for capital leases, operating leases, and rental commitments as of December 31, 2018 are as follows:

(in millions)	Capital Leases	Operating Leases
2019	$2.3	$9.7
2020	2.3	9.3
2021	2.3	8.8
2022	2.3	8.1
2023	2.3	6.1
2024 and thereafter	2.6	3.8
Total minimum lease payments	14.1	45.8
Less sublease rental income	—	(8.8)
Net minimum lease payments	14.1	$37.0
Less imputed interest	(1.6)
Present value of capital lease obligations	$12.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans

Knowles sponsors its own defined contribution plan. The Company's expense relating to the defined contribution plan was $6.8 million, $6.4 million, and $6.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Knowles sponsors four defined benefit pension plans to certain non-U.S. employees. The two plans in the U.K. and the plan in Taiwan are closed to new participants; however, all active participants in these plans continue to accrue benefits. The balance for the plan in the Philippines, which is open to new participants, has been included as of December 31, 2018. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements.

The Company does not have any other post-retirement employee benefit plans other than the plans mentioned above and the non-qualified supplemental retirement plan discussed below.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2018 and 2017.

	December 31,
(in millions)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$57.9	$52.4
Service cost	0.4	0.3
Interest cost	1.3	1.5
Benefits paid	(1.5)	(1.5)
Actuarial (gain) loss	(3.8)	0.5
Plan amendments (1)	1.0	0.3
Currency translation and other (2)	(1.6)	4.4
Benefit obligation at end of year	53.7	57.9
Change in plan assets:
Fair value of plan assets at beginning of year	51.8	43.8
Actual return on plan assets	(1.2)	4.4
Company contributions	1.9	1.5
Benefits paid	(1.5)	(1.5)
Currency translation and other	(3.2)	3.6
Fair value of plan assets at end of year	47.8	51.8
Funded status	$(5.9)	$(6.1)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$1.0	$0.4
Other liabilities	(6.9)	(6.5)
Funded status	$(5.9)	$(6.1)

Accumulated other comprehensive loss:
Net actuarial losses	$18.0	$18.4
Prior service cost	1.3	0.3
Deferred taxes	(3.8)	(3.6)
Total accumulated other comprehensive loss, net of tax	15.5	15.1
Net amount recognized	$9.6	$9.0

Accumulated benefit obligation	$52.6	$57.0

(1) On October 26, 2018, the U.K. High Court of Justice issued a ruling in a case related to equalization of pension plan participant benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, the Company recorded an estimated increase to benefit obligations for its U.K defined benefit pension plans of $1.0 million during the year ended December 31, 2018.
(2) The Company recorded an increase in liabilities of $1.3 million related to pre-spin-off pension obligations during the year ended December 31, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2018 and 2017:

	December 31,
(in millions)	2018	2017
Projected benefit obligation	$31.2	$35.3
Accumulated benefit obligation	31.0	34.8
Fair value of plan assets	24.7	28.8

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Service cost	$0.4	$0.3	$0.2
Interest cost	1.3	1.5	1.6
Expected return on plan assets	(2.8)	(2.7)	(2.4)
Amortization of recognized actuarial loss	0.5	0.5	0.3
Other (1)	1.3	—	—
Total net periodic benefit cost (income)	$0.7	$(0.4)	$(0.3)

(1) The Company recorded an adjustment related to pre-spin-off pension obligations during the year ended December 31, 2018.

In accordance with ASU 2017-07, the components of net periodic benefit cost (income) other than service cost are presented in the Other expense (income), net line on the Consolidated Statements of Earnings. The service cost component is presented within the Cost of goods sold, Research and development expenses, and Selling and administrative expenses lines on the Consolidated Statements of Earnings based on the nature of services performed by the related employees. The Company expects to amortize an actuarial loss of $0.5 million from accumulated other comprehensive loss into net periodic benefit cost (income) during the year ended December 31, 2019.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2018	2017
Discount rate
Philippines	8.25%	—
Taiwan	1.25%	1.25%
United Kingdom	2.80%	2.44%
Weighted-average	2.78%	2.40%
Average wage increase
Philippines	6.00%	—
Taiwan	4.25%	4.00%
United Kingdom	4.40%	4.50%
Weighted-average	4.41%	4.46%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2018	2017	2016
Discount rate
Taiwan	1.25%	1.50%	1.10%
United Kingdom	2.44%	2.64%	3.90%
Weighted-average	2.40%	2.60%	3.72%
Average wage increase
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.50%	4.60%	4.25%
Weighted-average	4.46%	4.55%	4.16%
Expected return on plan assets
Taiwan	1.50%	1.75%	1.50%
United Kingdom	5.75%	5.90%	6.50%
Weighted-average	5.64%	5.80%	6.42%

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments (1)	$1.9	$18.5	$—	$20.4	$2.3	$12.7	$—	$15.0
Common stock funds (1)	—	13.4	—	13.4	—	21.9	—	21.9
Real estate funds	—	3.6	—	3.6	—	3.5	—	3.5
Cash and equivalents	0.3	0.8	—	1.1	0.1	0.9	—	1.0
Other	5.7	3.6	—	9.3	6.8	3.6	—	10.4
Total	$7.9	$39.9	$—	$47.8	$9.2	$42.6	$—	$51.8

(1) During the year ended December 31, 2018, one of the Company's U.K. plans shifted its investment strategy from common stock funds to fixed income investments to align with participant risk profiles.

See Note 10. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2018 and 2017.

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

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2019	$1.9
2020	1.7
2021	1.7
2022	1.8
2023	1.8
2024-2028	11.5

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $3.1 million during the year ended December 31, 2019 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-qualified Supplemental Retirement Plan

Knowles provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. Effective December 31, 2013, the Company's participants no longer accrue benefits. The net amounts recognized on the balance sheet at December 31, 2018 and 2017 are shown in the table below:

	December 31,
(in millions)	2018	2017
Accrued compensation and employee benefits	$(0.9)	$(0.2)
Other liabilities	(0.8)	(1.6)
Total accumulated other comprehensive loss, net of tax	—	0.2
Net amount recognized	$(1.7)	$(1.6)

The actuarial gain arising during the year ended December 31, 2018 was $0.1 million ($0.1 million net of tax). The amortization of prior service cost included in net periodic pension cost (income) during the year ended December 31, 2018 was $0.1 million ($0.1 million net of tax).

16. Other Comprehensive Earnings (Loss)

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Year Ended December 31, 2018
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(9.9)	$—	$(9.9)
Employee benefit plans	(0.4)	0.2	(0.2)
Changes in fair value of cash flow hedges	(1.0)	0.1	(0.9)
Total other comprehensive loss	$(11.3)	$0.3	$(11.0)

	Year Ended December 31, 2017
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$27.1	$—	$27.1
Employee benefit plans	1.3	—	1.3
Changes in fair value of cash flow hedges	4.4	(0.7)	3.7
Total other comprehensive earnings	$32.8	$(0.7)	$32.1

	Year Ended December 31, 2016
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$0.8	$—	$0.8
Employee benefit plans	(5.0)	(0.1)	(5.1)
Changes in fair value of cash flow hedges	(2.2)	0.6	(1.6)
Total other comprehensive loss	$(6.4)	$0.5	$(5.9)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2018 and 2017:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2016	$(3.2)	$(16.6)	$(112.3)	$(132.1)
Other comprehensive earnings, net of tax	3.7	1.3	27.1	32.1
Balance at December 31, 2017	0.5	(15.3)	(85.2)	(100.0)
Other comprehensive loss, net of tax	(0.9)	(0.2)	(9.9)	(11.0)
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2018	2017	2016
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.6	$0.6	$0.5
Tax benefit	(Benefit from) provision for income taxes	(0.1)	—	—
Net of tax		$0.5	$0.6	$0.5

Cash flow hedges:
Net losses reclassified into earnings	Various (1)	$1.4	$0.5	$1.0
Tax benefit	(Benefit from) provision for income taxes	(0.3)	(0.2)	(0.1)
Net of tax		$1.1	$0.3	$0.9

(1) See Note 10. Hedging Transactions and Derivative Instruments for additional information.

17. Segment Information

In January 2017, the Company changed its allocation of resources and internal reporting structure to facilitate delivering growth in its core business. The Company’s operating segments engage in business activities from which they earn revenues and incur expenses, have discrete financial information available, and whose financial results are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate resources, and determine management incentive compensation. The Audio segment aggregates two operating segments into one reportable segment based on similar product applications serving our key end markets. The PD segment has one operating segment, which equals its reportable segment. The realignment did not change the composition of the Company’s reporting units for goodwill impairment testing purposes. Following these changes, the Company's two reportable segments are as follows:

• Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones and balanced armature speakers, audio processors, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as the manufacturing facilities in Asia.

• PD Segment
Our PD group specializes in the design and delivery of highly engineered capacitors and radio frequency devices for technically demanding applications. Our devices are used in applications including power supplies, radar, medical implants, and satellites, serving the industrial, defense, aerospace, medical, telecommunications, and automotive markets. Locations include sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company organizes its reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with ASC 280, Segment Reporting. The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Revenues:
Audio	$682.2	$637.4	$661.9
Precision Devices	144.7	106.8	93.8
Total revenues	$826.9	$744.2	$755.7

Earnings from continuing operations before interest and income taxes:
Audio	$105.7	$76.1	$88.8
Precision Devices	27.5	19.2	12.4
Total segments	133.2	95.3	101.2
Corporate expense / other	56.1	55.3	52.7
Interest expense, net	16.0	20.6	20.4
Earnings before income taxes and discontinued operations	61.1	19.4	28.1
(Benefit from) provision for income taxes	(4.5)	12.9	8.3
Earnings from continuing operations	$65.6	$6.5	$19.8

Depreciation and amortization:
Audio	$41.5	$45.2	$61.4
Precision Devices	7.8	5.6	4.3
Corporate	3.1	3.0	3.3
Total	$52.4	$53.8	$69.0

Capital expenditures:
Audio	$68.2	$43.6	$27.8
Precision Devices	10.8	5.4	3.1
Corporate	1.1	0.5	1.3
Total	$80.1	$49.5	$32.2

Research and development:
Audio	$94.5	$89.0	$89.2
Precision Devices	5.8	4.2	2.7
Corporate	0.3	0.2	0.1
Total	$100.6	$93.4	$92.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2018	2017
Audio	$1,409.1	$1,430.9
Precision Devices	136.9	103.4
Corporate / eliminations	1.9	13.8
Discontinued operations	—	1.7
Total	$1,547.9	$1,549.8

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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2018	2017	2016	2018	2017
Asia	$605.4	$560.8	$578.7	$160.9	$144.9
United States	126.6	101.3	93.3	49.8	37.2
Europe	85.8	72.3	75.1	0.9	0.9
Other Americas	3.6	4.4	3.1	0.1	—
Other	5.5	5.4	5.5	—	—
Total	$826.9	$744.2	$755.7	$211.7	$183.0

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2018	2017	2016
Apple Inc.	19%	19%	20%
Samsung Electronics Co., Ltd.	*	10%	12%
* Less than 10% of total revenues.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Earnings per Share

Basic and diluted earnings per share was computed as follows:

	Years Ended December 31,
(in millions, except share and per share amounts)	2018	2017	2016
Earnings from continuing operations	$65.6	$6.5	$19.8
Earnings (loss) from discontinued operations, net	2.1	61.8	(62.1)
Net earnings (loss)	$67.7	$68.3	$(42.3)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.73	$0.07	$0.22
Earnings (loss) from discontinued operations, net	0.02	0.69	(0.70)
Net earnings (loss)	$0.75	$0.76	$(0.48)

Weighted-average shares outstanding	90,050,051	89,329,794	88,667,098

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.72	$0.07	$0.22
Earnings (loss) from discontinued operations, net	0.02	0.68	(0.69)
Net earnings (loss)	$0.74	$0.75	$(0.47)

Diluted weighted-average shares outstanding	91,194,747	90,490,007	89,182,967

For the years ended December 31, 2018, 2017, and 2016, the weighted-average number of anti-dilutive potential common shares excluded from the calculation of diluted earnings per share above was 4,346,400, 3,944,160, and 5,080,023, respectively.

19. Quarterly Data (Unaudited)

(in millions, except per share amounts)			Continuing Operations			Net Earnings (Loss)
Quarter	Revenues	Gross Profit	Earnings (Loss)	Per Share - Basic	Per Share - Diluted	Earnings (Loss)	Per Share - Basic	Per Share - Diluted
2018
First	$178.5	$65.3	$(0.4)	$—	$—	$(0.3)	$—	$—
Second	188.4	73.2	4.4	0.05	0.05	4.6	0.05	0.05
Third	236.2	89.8	(17.8)	(0.20)	(0.20)	(16.2)	(0.18)	(0.18)
Fourth	223.8	94.3	79.4	0.88	0.87	79.6	0.88	0.87

2017
First	$168.3	$59.3	$(5.0)	$(0.06)	$(0.06)	$(3.2)	$(0.04)	$(0.04)
Second	164.4	63.2	(30.9)	(0.35)	(0.35)	(29.7)	(0.33)	(0.33)
Third	196.0	74.1	10.5	0.12	0.12	15.7	0.18	0.17
Fourth	215.5	89.4	31.9	0.36	0.35	85.5	0.96	0.94

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

On January 3, 2019, the Company acquired substantially all of the assets of DITF Interconnect Technology, Inc. for $11.1 million, subject to purchase price adjustments for working capital. The acquired business provides thin film components to the telecommunication, industrial, medical, and defense markets. The acquisition’s operations will be included in the PD segment. The transaction will be accounted for under the acquisition method of accounting. Further disclosure regarding the acquisition has not been provided as the purchase price allocation was not complete prior to the issuance of these financial statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$0.7	(0.1)	—	$0.6
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$1.5	0.2	(1.0)	$0.7
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$1.5	0.1	(0.1)	$1.5
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2018
Deferred Tax Valuation Allowance	$99.7	31.5	—	$131.2
Year Ended December 31, 2017
Deferred Tax Valuation Allowance	$161.3	—	(61.6)	$99.7
Year Ended December 31, 2016
Deferred Tax Valuation Allowance	$127.4	33.9	—	$161.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2018.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the Proxy Statement for its 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2019 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of this code of ethics can be found on our website at www.knowles.com. In the event of any amendment to, or waiver from, the code of ethics affecting our principal executive officer, principal financial officer, principal accounting officer, or controller, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2019 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2019 Proxy Statement and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	9,257,886	$18.17	7,889,015
Equity compensation plans not approved by stockholders	—	—	—
Total	9,257,886	$18.17	7,889,015

(1)
Column (a) consists of shares issuable pursuant to outstanding restricted stock units, SSARs, performance share units, and stock option awards under the Company’s 2018 Equity and Cash Incentive Plan, 2016 Equity and Cash Incentive Plan, and 2014 Equity and Cash Incentive Plan. Restricted stock units and performance share units are not reflected in the weighted-average exercise price in column (b).

(2)
Column (c) consists of shares available for future issuance under the 2018 Equity and Cash Incentive Plan. The 2018 Equity and Cash Incentive Plan provides for stock options and SSAR grants, restricted stock awards, restricted stock unit awards, unrestricted stock awards, performance share awards, cash performance awards, and deferred stock units. Shares subject to stock options and SSARs will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by one share for every one share granted. Performance share awards, restricted stock, unrestricted stock, restricted stock units that are settled in shares of common stock, and deferred stock units will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by 1.75 shares for every one share awarded. Cash performance awards do not count against the pool of available shares. The number of shares earned when an award is exercised, vested, or is paid out will count against the pool of available shares, including shares withheld to pay taxes or an option’s exercise price. Shares subject to an award under the 2018 Equity and Cash Incentive Plan, 2016 Equity and Cash Incentive Plan, and the 2014 Equity and Cash Incentive Plan that are canceled, terminated, forfeited, or that expire will be available for reissuance under the 2018 Equity and Cash Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of Knowles common stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in our 2019 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in our 2019 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in our 2019 Proxy Statement and is incorporated in this Item 14 by reference.

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

•	Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Knowles Corporation, filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.

3.2	Amended and Restated By-laws of Knowles Corporation, filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Knowles Corporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

3.4
Amendment No. 1 to Amended and Restated By-Laws of Knowles Corporation, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016.

3.5
Amendment No. 2 of the Amended and Restated By-Laws of Knowles Corporation adopted on August 1, 2017, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 4, 2017.

3.6
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Knowles Corporation, dated May 1, 2018, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2018 and incorporated herein by reference thereto.

3.7
Amendment No. 3 of the Amended and Restated By-Laws of Knowles Corporation adopted on May 1, 2018, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 2018 and incorporated herein by reference thereto.

4.1
Indenture between Knowles Corporation and U.S. Bank National Association, as trustee, dated May 4, 2016 filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

4.2
Form of 3.25% Convertible Senior Note due 2021 (included in Exhibit 4.1) filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.1
Transition Services Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.

10.2
Tax Matters Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.

10.3†	Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
10.4†	2014 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
10.4.1†	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto.
10.4.2†	Form of Award Grant Letter for Restricted Stock, filed as Exhibit 10.9 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto.
10.4.3†
Form of Award Grant Letter for Stock Settled Appreciation Rights, filed as Exhibit 10.10 to Registrant’s Registration Statement on Form 10 (File No. 001-36102) and incorporated herein by reference thereto.

10.4.4†	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto.
10.4.5†	Form of Replacement SSAR Award Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto.
10.4.6†	Form of Replacement Restricted Stock Unit Award Agreement, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 7, 2014 and incorporated herein by reference thereto.
10.4.7†
Nonemployee Director Deferral Program, filed as Exhibit 10.5.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-36102) and incorporated herein by reference thereto.

10.5†	Executive Deferred Compensation Plan, filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
10.6†	Executive Severance Plan, filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
10.7†	Executive Officer Annual Incentive Plan, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 28, 2014 and incorporated herein by reference thereto.
10.8†
First Amendment, dated as of May 4, 2015, to the Knowles Corporation Senior Executive Change in Control Severance Plan filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 4, 2015 and incorporated herein by reference thereto.

10.9†
First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan filed as Exhibit 10.17 to Registrant's Current Report on Form 10-K dated February 19, 2016 and incorporated herein by reference thereto.

10.10
Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.11
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.12
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.13
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.14
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.15
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.16
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016 filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2016 and incorporated herein by reference thereto.

10.17
Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.18
Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016 filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.19
Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.20
Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016 filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.21
Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.22
Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016 filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2016 and incorporated herein by reference thereto.

10.23†
Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 15, 2016.

10.24†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016, filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference thereto.
10.25†	Form of Stock Option Award Agreement dated May 2, 2016, filed as Exhibit 10.16 to Registrant's Quarterly report on Form 10-Q dated August 9, 2016 and incorporated herein by reference thereto.
10.26†
Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016, filed as Exhibit 10.17 to Registrant's Quarterly report on Form 10-Q dated August 9, 2016 and incorporated herein by reference thereto.

10.27†
Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016, filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K dated February 21, 2017 and incorporated herein by reference thereto.

10.28†
Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016, filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K dated February 21, 2017 and incorporated herein by reference thereto.

10.29†
Form of Restricted Stock Unit Award Agreement, dated November 17, 2016, filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K dated February 21, 2017 and incorporated herein by reference thereto.

10.30†	Form of Stock Option Award Agreement, dated November 17, 2016, filed as Exhibit 10.39 to Registrant's Annual Report on Form 10-K dated February 21, 2017 and incorporated herein by reference thereto.
10.31†
Form of Performance Share Unit Award Agreement dated February 16, 2017, filed as Exhibit 10.1 to Registrant's Quarterly report on Form 10-Q dated April 28, 2017 and incorporated herein by reference thereto.

10.32
Credit Agreement dated as of October 11, 2017, Knowles Corporation, JPMorgan Chase Bank, N.A. and the lenders thereto, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on October 13, 2017 and incorporated herein by reference thereto.

10.33†	Knowles Corporation Nonemployee Director Deferral Program filed as Exhibit 10.2 to Registrant's Quarterly report on Form 10-Q dated October 30, 2017 and incorporated herein by reference thereto.
10.34
Master Sale and Purchase Agreement among Knowles Corporation, Vectron International, Inc. and Microsemi Corporation dated as of October 26, 2017, filed as Exhibit 10.3 to Registrant's Quarterly report on Form 10-Q dated October 30, 2017 and incorporated herein by reference thereto.

10.35†
Knowles Corporation 2018 Equity and Cash Incentive Plan, filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 14, 2018 and incorporated herein by reference thereto.

10.36†	Form of Performance Award Agreement, filed as Exhibit 10.1 to Registrant's Quarterly report on Form 10-Q dated April 30, 2018 and incorporated herein by reference thereto.
10.37†	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated July 30, 2018 and incorporated herein by reference thereto.

10.38†	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated July 30, 2018 and incorporated herein by reference thereto.
10.39†	Form of Performance Award Agreement, filed as Exhibit 10.3 to Registrant's Quarterly report on Form 10-Q dated July 30, 2018 and incorporated herein by reference thereto.
21.1	Subsidiaries of Knowles Corporation
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Indicates the exhibit is a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2019
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2019
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 19, 2019
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 19, 2019
Donald Macleod
/s/ KEITH L. BARNES	Director	February 19, 2019
Keith L. Barnes
/s/ HERMANN EUL	Director	February 19, 2019
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 19, 2019
Didier Hirsch
/s/ RONALD JANKOV	Director	February 19, 2019
Ronald Jankov
/s/ YE JANE LI	Director	February 19, 2019
Ye Jane Li
/s/ RICHARD K. LOCHRIDGE	Director	February 19, 2019
Richard K. Lochridge
/s/ CHERYL SHAVERS	Director	February 19, 2019
Cheryl Shavers