Form 10-Q
period 2019-03-31
Knowles Corp
filed 2019-04-30
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 26, 2019 was 90,902,151.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$179.8	$178.5
Cost of goods sold	110.8	113.2
Restructuring charges - cost of goods sold	0.5	—
Gross profit	68.5	65.3
Research and development expenses	24.7	24.8
Selling and administrative expenses	37.6	35.8
Restructuring charges	1.8	0.4
Operating expenses	64.1	61.0
Operating earnings	4.4	4.3
Interest expense, net	3.5	4.0
Other expense (income), net	1.0	(0.1)
(Loss) earnings before income taxes and discontinued operations	(0.1)	0.4
Provision for income taxes	2.6	0.8
Loss from continuing operations	(2.7)	(0.4)
Earnings from discontinued operations, net	—	0.1
Net loss	$(2.7)	$(0.3)

Loss per share from continuing operations:
Basic	$(0.03)	$—
Diluted	$(0.03)	$—

Earnings per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Net loss per share:
Basic	$(0.03)	$—
Diluted	$(0.03)	$—

Weighted-average common shares outstanding:
Basic	90,535,188	89,718,318
Diluted	90,535,188	89,718,318

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2.7)	$(0.3)

Other comprehensive earnings, net of tax

Foreign currency translation	4.0	4.9

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.1
Net change in employee benefit plans	0.1	0.1

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.6	0.8
Net losses (gains) reclassified into earnings	0.1	(0.6)
Total cash flow hedges	0.7	0.2

Other comprehensive earnings, net of tax	4.8	5.2

Comprehensive earnings	$2.1	$4.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$41.3	$73.5
Receivables, net of allowance of $0.6	130.5	140.3
Inventories, net	159.3	140.1
Prepaid and other current assets	13.8	11.1
Total current assets	344.9	365.0
Property, plant, and equipment, net	216.1	211.7
Goodwill	891.1	887.9
Intangible assets, net	58.3	56.7
Operating lease right-of-use assets	39.3	—
Other assets and deferred charges	25.3	26.6
Total assets	$1,575.0	$1,547.9

Current liabilities:
Accounts payable	$71.7	$77.2
Accrued compensation and employee benefits	22.9	40.2
Operating lease liabilities	8.9	—
Other accrued expenses	20.3	20.1
Federal and other taxes on income	3.6	4.3
Total current liabilities	127.4	141.8
Long-term debt	170.0	158.1
Deferred income taxes	2.1	2.1
Long-term operating lease liabilities	30.1	—
Other liabilities	28.9	34.3
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 90,864,952 and 90,212,779 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,548.7	1,545.9
Accumulated deficit	(226.9)	(224.2)
Accumulated other comprehensive loss	(106.2)	(111.0)
Total stockholders' equity	1,216.5	1,211.6
Total liabilities and stockholders' equity	$1,575.0	$1,547.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net loss	—	—	(2.7)	—	(2.7)
Other comprehensive earnings, net of tax	—	—	—	4.8	4.8
Stock-based compensation expense	—	6.7	—	—	6.7
Common stock issued for exercise of stock options and other	—	0.9	—	—	0.9
Tax on restricted stock unit vesting	—	(4.8)	—	—	(4.8)
Balance at March 31, 2019	$0.9	$1,548.7	$(226.9)	$(106.2)	$1,216.5

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net loss	—	—	(0.3)	—	(0.3)
Other comprehensive earnings, net of tax	—	—	—	5.2	5.2
Stock-based compensation expense	—	7.0	—	—	7.0
Common stock issued for exercise of stock options	—	0.2	—	—	0.2
Tax on restricted stock unit vesting	—	(3.4)	—	—	(3.4)
Balance at March 31, 2018	$0.9	$1,526.9	$(292.2)	$(94.8)	$1,140.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(2.7)	$(0.3)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	13.3	13.5
Stock-based compensation	6.7	7.0
Non-cash interest expense and amortization of debt issuance costs	2.0	1.8
Loss on disposal of fixed assets	—	0.2
Deferred income taxes	(0.5)	(2.5)
Other, net	1.8	1.8
Cash effect of changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	11.2	14.1
Inventories, net	(16.3)	(14.8)
Prepaid and other current assets	(2.9)	(3.2)
Operating lease right-of-use assets	0.8	—
Accounts payable	(3.5)	(6.3)
Accrued compensation and employee benefits	(17.4)	(10.0)
Other accrued expenses	1.8	(3.7)
Accrued taxes	(0.4)	(2.8)
Other non-current assets and non-current liabilities	(5.1)	(0.3)
Net cash used in operating activities	(11.2)	(5.5)

Investing Activities
Additions to property, plant, and equipment	(15.1)	(23.5)
Acquisitions of business (net of cash acquired)	(11.4)	(16.9)
Net cash used in investing activities	(26.5)	(40.4)

Financing Activities
Borrowings under revolving credit facility	10.0	—
Tax on restricted stock unit vesting	(4.8)	(3.4)
Payments of finance lease obligations	(0.4)	(0.4)
Payment of consideration owed for acquisitions	(0.2)	—
Net proceeds from exercise of stock-based awards	0.7	0.2
Net cash provided by (used in) financing activities	5.3	(3.6)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.5

Net decrease in cash and cash equivalents	(32.2)	(49.0)
Cash and cash equivalents at beginning of period	73.5	111.7
Cash and cash equivalents at end of period	$41.3	$62.7

Supplemental information - cash paid for:
Income taxes	$4.4	$3.8
Interest	$0.5	$0.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, automotive, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also the leader in acoustic components, high-end capacitors, and mmWave radio frequency solutions for a diverse set of markets. The Company's focus on its customers, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. During the first quarter of 2019, the Company recorded a correcting entry of $0.4 million related to income taxes. This item, which increased tax expense and increased the net loss, is not material to the 2018 Consolidated Financial Statements for the historical period in which the error originated and is not material to the current quarter nor is it expected to be material to the Consolidated Financial Statements for the year ended December 31, 2019. Similarly, and as disclosed in the prior year during the first quarter of 2018, the Company recorded a correcting entry of $0.7 million related to inventory reserves. This item, which increased earnings before income taxes and discontinued operations, was determined not to be material to the Consolidated Financial Statements for the historical period in which the error originated and the Consolidated Financial Statements for the year ended December 31, 2018.

On January 3, 2019, the Company acquired substantially all of the assets of DITF Interconnect Technology, Inc. ("DITF"), a thin film components manufacturer. See Note 4. Acquisitions for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2019 and 2018 were $3.6 million and $11.8 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14 to amend disclosure requirements related to defined benefit pension and other postretirement plans. The standard is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted and retrospective application of the guidance is required. The Company has not yet determined the impact of the standard on its disclosures or its adoption date.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU 2018-02, which allows the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Reform Act. The standard also requires certain disclosures concerning stranded tax effects regardless of the election with respect to stranded tax effects resulting from the Tax Reform Act. The standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the Tax Reform Act were recognized. The Company elected to reclassify the stranded tax effects resulting from the Tax Reform Act upon adoption of the standard on January 1, 2019. The impact of the reclassification from accumulated other comprehensive loss to accumulated deficit was less than $0.1 million. The Company's policy is to release income tax effects from accumulated other comprehensive loss in the period the underlying item expires.

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance within ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01, which are collectively referred to as Accounting Standards Codification ("ASC") 842. This guidance requires a lessee to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The Company adopted the standard as of January 1, 2019 under the prospective transition method that did not require comparative period financial statements to be adjusted. See Note 8. Leases for additional information. Periods prior to January 1, 2019 have been presented in accordance with prior guidance (ASC 840). The Company elected the transition package of practical expedients for leases that commenced before the adoption date, which among other things, allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient to not separate nonlease components from lease components, which increased lease liabilities and right-of-use assets through the inclusion of fixed payments for nonlease components such as maintenance.

The Company assessed its lease portfolio as of the adoption date as well as implemented accounting processes and enhanced internal controls for the continued maintenance of the lease portfolio under the new standard. The Company recognized approximately $40 million of operating lease liabilities and right-of-use assets on its Consolidated Balance Sheets as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842 as finance lease liabilities and right-of-use assets were recognized on the Consolidated Balance Sheets for periods prior to January 1, 2019 under ASC 840. The standard did not materially impact the Consolidated Statements of Earnings or Consolidated Statements of Cash Flows.

3. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of its high-end oscillators business ("Timing Device Business"), part of the Precision Devices ("PD") segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. The Company recorded a gain of $63.9 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price included $10.0 million held in escrow that was received during the third quarter of 2018.

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations and financial position of the Timing Device Business have been reclassified to discontinued operations for all periods presented as the disposal represents a strategic shift that had a major effect on the Company's results of operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three Months Ended March 31, 2018
Revenues	$—
Cost of goods sold	—
Gross profit	—
Operating expenses	—
Other income, net	(0.2)
Earnings from discontinued operations before taxes (1)	0.2
Provision for income taxes	0.1
Earnings from discontinued operations, net of tax	$0.1
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business did not have any such interest expense in the periods presented.

Discontinued operations had no impact on the Company's results of operations for the three months ended March 31, 2019. There were no assets and liabilities of discontinued operations as of March 31, 2019 and December 31, 2018. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the three months ended March 31, 2019 and 2018.

4. Acquisitions

DITF Acquisition

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million, subject to purchase price adjustments for working capital. The acquired business provides thin film components to the telecommunication, industrial, medical, and defense markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are DITF's revenues and loss before income taxes of $1.8 million and $0.2 million, respectively, from the date of acquisition through March 31, 2019.

The table below represents a preliminary allocation of the purchase price to net assets acquired as of January 3, 2019:

(in millions)
Receivables	$1.2
Inventories	0.9
Property, plant, and equipment	2.8
Customer relationships	1.4
Unpatented technologies	1.3
Trademarks and other amortized intangible assets	0.7
Other assets	0.5
Goodwill	3.2
Assumed liabilities	(0.9)
Total purchase price	$11.1

Customer relationships, unpatented technologies, and trademarks will be amortized over estimated useful lives of 6 years, 6 years, and 7 years, respectively. The fair value for customer relationships was determined using the excess earnings method under the income approach. The fair values of unpatented technologies and trademarks were determined using the relief from royalty method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

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

Other Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex") for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled during the second quarter of 2018 as well as a $1.0 million holdback that will be paid eighteen months from the completion of the acquisition and is recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $2.6 million and $0.2 million, respectively, from the date of acquisition through March 31, 2018.

On January 11, 2017, the Company completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during the year ended December 31, 2018, with the remaining $0.2 million paid in the first quarter of 2019. The financial results of this acquisition were included in the Consolidated Financial Statements from the date of acquisition within the PD segment.

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2019	December 31, 2018
Raw materials	$80.2	$70.8
Work in progress	32.2	30.2
Finished goods	73.5	65.3
Subtotal	185.9	166.3
Less reserves	(26.6)	(26.2)
Total	$159.3	$140.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2019	December 31, 2018
Land	$7.5	$7.5
Buildings and improvements	103.9	102.3
Machinery, equipment, and other	516.9	499.9
Subtotal	628.3	609.7
Less accumulated depreciation	(412.2)	(398.0)
Total	$216.1	$211.7

Depreciation expense totaled $11.5 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the three months ended March 31, 2019 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2018	$859.9	$28.0	$887.9
Acquisition	—	3.2	3.2
Balance at March 31, 2019	$859.9	$31.2	$891.1

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.2	$0.3	$0.5	$0.2
Patents	40.8	28.0	40.8	26.9
Customer relationships	12.0	2.5	10.6	2.0
Unpatented technologies	5.7	2.8	4.4	2.7
Other	0.2	—	0.2	—
Total	59.9	33.6	56.5	31.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$58.3		$56.7

Amortization expense totaled $1.8 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q2 - Q4 2019	$5.2
2020	6.9
2021	6.9
2022	1.6
2023	1.6

8. Leases

The Company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets include prepaid fixed lease payments and exclude lease incentives. As the Company's leases generally do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

Fixed lease expense for operating leases and right-of-use asset amortization for finance leases are generally recognized on a straight-line basis over the lease term. Variable lease payments, such as payments based on an index rate or usage, are expensed as incurred and excluded from lease liabilities and right-of-use assets. The Company combines lease components and nonlease components such as maintenance into a single lease component, which results in the capitalization of all fixed payments within lease liabilities and right-of-use assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has leases for manufacturing, sales, support, and engineering facilities, certain manufacturing and office equipment, and vehicles. The majority of the leases have remaining terms of 1 to 8 years, some of which include options to extend the leases for up to 6 years, and some of which include options to terminate the leases within 1 year. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain facilities to third parties.

The following table details the components of lease cost:

(in millions)	Three Months Ended March 31, 2019
Operating lease cost (1)	$2.6
Finance lease cost:
Amortization of right-of-use assets	0.3
Interest on lease liabilities	—
Sublease income	(0.8)
Total lease cost	$2.1
(1) Includes variable lease cost, which was immaterial.

The components of lease cost other than Interest on lease liabilities are presented within the Cost of goods sold, Research and development expenses, and Selling and administrative expenses lines on the Consolidated Statements of Earnings based on the use of the underlying assets. Interest on lease liabilities is presented within the Interest expense, net line on the Consolidated Statements of Earnings.

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	March 31, 2019
Finance lease right-of-use assets	Property, plant, and equipment, net	$13.9

Current finance lease liabilities	Other accrued expenses	$2.4
Long-term finance lease liabilities	Other liabilities	8.8
Total finance lease liabilities		$11.2

The following table presents supplemental cash flow information related to leases:

(in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.6
Finance leases	0.1

The following table details weighted-average remaining lease terms and discount rates:

(in millions)	March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	5.7
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.6%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details maturities of lease liabilities as of March 31, 2019:

(in millions)	Operating Leases	Finance Leases
Q2-Q4 2019	8.0	$1.8
2020	9.6	2.4
2021	9.1	2.4
2022	8.1	2.4
2023	6.1	2.4
2024 and thereafter	2.1	1.7
Total lease payments	43.0	13.1
Less interest	(4.0)	(1.9)
Present value of lease liabilities	39.0	$11.2

The aggregate future minimum lease payments for capital and operating leases as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$9.7	$2.3
2020	9.3	2.3
2021	8.8	2.3
2022	8.1	2.3
2023	6.1	2.3
2024 and thereafter	3.8	2.6
Total minimum lease payments	45.8	14.1
Less sublease rental income	(8.8)	—
Net minimum lease payments	$37.0	14.1
Less imputed interest		(1.6)
Present value of capital lease obligations		$12.5

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three months ended March 31, 2019, the Company recorded restructuring charges of $0.5 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.8 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the three months ended March 31, 2018, the Company recorded restructuring charges of $0.4 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2019	2018
Audio	$1.8	$0.3
Precision Devices	0.3	0.1
Corporate	0.2	—
Total	$2.3	$0.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2018	$0.8	$0.3	$1.1
Restructuring charges	2.3	—	2.3
Payments	(1.1)	—	(1.1)
Other (1)	—	(0.3)	(0.3)
Balance at March 31, 2019	$2.0	$—	$2.0
(1) Contract termination accruals related to leases of $0.3 million were reclassified to the related operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	March 31, 2019	December 31, 2018
Other accrued expenses	$2.0	$0.9
Other liabilities	—	0.2
Total	$2.0	$1.1

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At March 31, 2019 and December 31, 2018, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $43.2 million and $41.6 million, respectively.

To manage its exposure to market risk for changes in interest rates, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into fixed payments. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI. The interest rate swap ended in July 2018 and had a notional amount of $50.0 million during the three months ended March 31, 2018.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense (income), net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At March 31, 2019 and December 31, 2018, the notional value of the derivatives related to economic hedging was $20.1 million and $19.8 million, respectively.

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

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.3	$0.2
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	—	(0.6)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	—	0.2
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The pre-tax amount of unrealized gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended March 31,
Hedge Type	Contract Type	2019	2018
Cash flow hedges	Foreign exchange contracts	$0.7	$1.0
Cash flow hedges	Interest rate contracts	—	0.1

The table above excludes a tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended March 31,
		2019			2018
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other expense (income), net	Cost of goods sold	Interest expense, net	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$110.8	$3.5	$1.0	$113.2	$4.0	$(0.1)

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.2	—	—	(0.8)	—	—
Cash flow hedges	Interest rate contracts	—	—	—	—	0.1	—

Effect of derivatives not designated as hedging instruments
Amount of gain recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	—	—	—	(0.4)

11. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2019	December 31, 2018
3.25% convertible senior notes	$151.0	$149.1
Revolving credit facility	19.0	9.0
Total	170.0	158.1
Less current maturities (1)	—	—
Total long-term debt	$170.0	$158.1
(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total debt principal payments over the next five years are as follows:

(in millions)	Q2-Q4 2019	2020	2021	2022	2023
Debt principal payments	$—	$—	$172.5	$19.0	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of March 31, 2019, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Notes consist of the following:

(in millions)	March 31, 2019	December 31, 2018
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(21.5)	(23.4)
Total	151.0	149.1
Less current maturities (1)	—	—
Long-term portion	$151.0	$149.1

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at March 31, 2019 was $202.5 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the first quarter of 2019.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
(in millions)	2019	2018
3.25% coupon	$1.4	$1.4
Amortization of debt issuance costs	0.2	0.2
Amortization of debt discount	1.7	1.5
Total	$3.3	$3.1

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2019	December 31, 2018
$400.0 million revolving credit facility due October 2022	$19.0	$9.0
Less current maturities (1)	—	—
Long-term portion	$19.0	$9.0
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

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At March 31, 2019, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 4.01% and 3.70% for the three months ended March 31, 2019 and 2018, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility for the three months ended March 31, 2018 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.28% for the three months ended March 31, 2019 and 2018, respectively.

See Note 10. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

12. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$4.0	$—	$4.0	$4.9	$—	$4.9
Employee benefit plans	0.1	—	0.1	0.1	—	0.1
Changes in fair value of cash flow hedges	0.9	(0.2)	0.7	0.4	(0.2)	0.2
Total other comprehensive earnings	$5.0	$(0.2)	$4.8	$5.4	$(0.2)	$5.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2019 and 2018:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive earnings, net of tax	0.7	0.1	4.0	4.8
Balance at March 31, 2019	$0.3	$(15.4)	$(91.1)	$(106.2)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive earnings, net of tax	0.2	0.1	4.9	5.2
Balance at March 31, 2018	$0.7	$(15.2)	$(80.3)	$(94.8)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.1	$0.1
Tax	Provision for income taxes	—	—
Net of tax		$0.1	$0.1

Cash flow hedges:
Net losses (gains) reclassified into earnings	Various (1)	$0.2	$(0.7)
Tax	Provision for income taxes	(0.1)	0.1
Net of tax		$0.1	$(0.6)
(1) See Note 10. Hedging Transactions and Derivative Instruments for additional information.

13. Income Taxes

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

The Company's ETR from continuing operations for the three months ended March 31, 2019 and 2018 was a 2,600.0% provision and a 200.0% provision, respectively. The current year-to-date provision for income taxes was $2.6 million and the loss before income taxes and discontinued operations was $0.1 million. While loss before income taxes and discontinued operations was near break-even, the Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the unusually high ETR for the three months ended March 31, 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in ETR were due to the mix of earnings and losses by taxing jurisdictions and the near break-even results during the three months ended March 31, 2019. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for three months ended March 31, 2019 was approximately $3.4 million, or $0.04 on a per share basis. The continuing operations benefit of these incentives for the three months ended March 31, 2018 was approximately $1.5 million, or $0.02 on a per share basis.

On January 15, 2019, the Internal Revenue Service (“IRS”) released final regulations on the Section 965 deemed repatriation tax imposed on U.S. persons with foreign earnings accumulated offshore (the “Final 965 Regulations”). The Company completed its accounting for the Final 965 Regulations during the three months ended March 31, 2019, which had no impact on the Consolidated Financial Statements.

14. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.7 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively.

Stock Options and SSARs

The expense related to stock options granted in the three months ended March 31, 2019and 2018 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.44%	2.59%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	42.9%	41.2%
Fair value at date of grant	$6.22	$5.39

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2019 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	781,995	$21.85			5,471,493	$17.64
Granted	—	—			830,786	16.07
Exercised	—	—			(61,040)	11.94
Forfeited	—	—			(10,394)	15.72
Expired	—	—			(2,196)	17.79
Outstanding at March 31, 2019	781,995	$21.85	$0.3	2.8	6,228,649	$17.49	$14.2	4.3

Exercisable at March 31, 2019	781,955	$21.85	$0.3	2.8	4,482,049	$18.14	$10.6	3.5

There was no unrecognized compensation expense related to SSARs at March 31, 2019. At March 31, 2019, unrecognized compensation expense related to stock options not yet exercisable of $9.6 million is expected to be recognized over a weighted-average period of 1.6 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	2,446,431	$15.12
Granted	1,320,466	16.07
Vested	(874,592)	15.07
Forfeited	(75,437)	15.33
Unvested at March 31, 2019	2,816,868	$15.57

At March 31, 2019, $38.5 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

PSUs

The Company grants performance stock units ("PSUs") to senior management. In each case, the awards will cliff vest three years following the grant date. For the awards granted in February 2018 and 2017, the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. For the awards granted in February 2019, the number of PSUs that may be earned and vest is based on the Company's revenues and total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable performance metrics, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company's PSU activity for the three months ended March 31, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	557,967	$14.27
Granted	277,019	18.32
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2019	834,986	$15.61

At March 31, 2019, $10.2 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.3 years.

15. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2019	2018
Loss from continuing operations	$(2.7)	$(0.4)
Earnings from discontinued operations, net	—	0.1
Net loss	$(2.7)	$(0.3)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.03)	$—
Earnings from discontinued operations, net	—	—
Net loss	$(0.03)	$—

Weighted-average shares outstanding	90,535,188	89,718,318

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.03)	$—
Earnings from discontinued operations, net	—	—
Net loss	$(0.03)	$—

Diluted weighted-average shares outstanding	90,535,188	89,718,318

For the three months ended March 31, 2019 and 2018, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 5,970,833 and 6,100,498, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Commitments and Contingent Liabilities

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at March 31, 2019 and December 31, 2018.

17. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenues:
Audio	$139.1	$146.4
Precision Devices	40.7	32.1
Total revenues	$179.8	$178.5

Earnings from continuing operations before interest and income taxes:
Audio	$11.8	$12.3
Precision Devices	7.5	6.2
Total segments	19.3	18.5
Corporate expense / other	15.9	14.1
Interest expense, net	3.5	4.0
(Loss) earnings before income taxes and discontinued operations	(0.1)	0.4
Provision for income taxes	2.6	0.8
Loss from continuing operations	$(2.7)	$(0.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2019	December 31, 2018
Audio	$1,410.3	$1,409.1
Precision Devices	160.7	136.9
Corporate / eliminations	4.0	1.9
Total	$1,575.0	$1,547.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2019	2018
Asia	$121.1	$126.0
United States	32.2	29.6
Europe	23.8	20.5
Other Americas	1.1	0.9
Other	1.6	1.5
Total	$179.8	$178.5

Receivables, net from contracts with customers were $121.7 million and $128.6 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our total remaining performance obligations are immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to:

o	Unforeseen changes in MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	the success and rate of multi-microphone and smart microphone adoption and proliferation of our “intelligent audio” solutions, including our audio edge processors, to high volume platforms;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability including the recent economic slowdown in China;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	risks associated with shareholder activism, including proxy contests;
o	our ability to achieve continued reductions in our operating expenses;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, automotive, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also the leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medical, defense, automotive, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On January 3, 2019, the Company acquired substantially all of the assets of DITF Interconnect Technology, Inc. ("DITF") for $11.1 million, subject to purchase price adjustments for working capital. The acquired business provides thin film components to the telecommunication, industrial, medical, and defense markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2019 compared with the Three Months Ended March 31, 2018

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Revenues	$179.8	$178.5

Gross profit	$68.5	$65.3
Non-GAAP gross profit	$69.9	$66.7

Earnings from continuing operations before interest and income taxes	$3.4	$4.4
Adjusted earnings from continuing operations before interest and income taxes	$16.7	$14.7

Provision for income taxes	$2.6	$0.8
Non-GAAP provision for income taxes	$3.1	$1.5

Loss from continuing operations	$(2.7)	$(0.4)
Non-GAAP net earnings from continuing operations	$11.8	$10.7

Loss per share from continuing operations - diluted	$(0.03)	$—
Non-GAAP diluted earnings per share from continuing operations	$0.13	$0.11

Revenues

Revenues for the first quarter of 2019 were $179.8 million, compared with $178.5 million for the first quarter of 2018, an increase of $1.3 million or 0.7%. PD revenues increased $8.6 million primarily due to higher shipments of capacitor products for the defense and telecommunications markets, as well as increased revenues related to our acquisition of DITF in January 2019. Audio revenues decreased $7.3 million due to lower shipments of MEMS microphones to our largest customer as a result of their handset inventory correction, lower shipments to a key Korean OEM, and lower average pricing on mature products, partially offset by higher shipments to key Chinese OEMs and increased microphone demand for Ear and IoT applications.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2019 was $110.8 million, compared with $113.2 million for the first quarter of 2018, a decrease of $2.4 million or 2.1%. This decrease was primarily the result of factory productivity initiatives and favorable foreign currency exchange rate changes, partially offset by personnel increases in PD to support growth and higher shipping volume.

Restructuring Charges

During the first quarter of 2019, we recorded restructuring charges of $0.5 million within Gross Profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.8 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the first quarter of 2018, we recorded total restructuring charges of $0.4 million within Operating expenses. The restructuring charges consist primarily of actions associated with rationalizing the workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2019 was $68.5 million, compared with $65.3 million for the first quarter of 2018, an increase of $3.2 million or 4.9%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2019 was 38.1%, compared with 36.6% for the first quarter of 2018. The gross profit and margin increases were primarily due to factory productivity initiatives, favorable foreign currency exchange rate changes, and higher shipping volumes, partially offset by personnel increases in PD and lower average pricing on mature products.

Non-GAAP gross profit for the first quarter of 2019 was $69.9 million, compared with $66.7 million for the first quarter of 2018, an increase of $3.2 million or 4.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2019 was 38.9%, compared with 37.4% for the first quarter of 2018. The non-GAAP gross profit and margin increases were primarily due to factory productivity initiatives, favorable foreign currency exchange rate changes, and higher shipping volumes, partially offset by personnel increases in PD and lower average pricing on mature products.

Research and Development Expenses

Research and development expenses for the first quarter of 2019 were $24.7 million, compared with $24.8 million for the first quarter of 2018, a decrease of $0.1 million or 0.4%. Research and development expenses as a percentage of revenues for the first quarter of 2019 and 2018 were 13.7% and 13.9%, respectively. The decrease as a percentage of revenues was driven by increased revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2019 were $37.6 million, compared with $35.8 million for the first quarter of 2018, an increase of $1.8 million or 5.0%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2019 and 2018 were 20.9% and 20.1%, respectively. The increase in selling and administrative expenses was primarily driven by professional service fees related to shareholder activism and our acquisition of DITF in January 2019.

Interest Expense, net

Interest expense for the first quarter of 2019 was $3.5 million, compared with $4.0 million for the first quarter of 2018, a decrease of $0.5 million. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2019 was a 2,600.0% provision, compared with a 200.0% provision for the first quarter of 2018. The current year-to-date provision for income taxes was $2.6 million and the loss before income taxes and discontinued operations was $0.1 million. While loss before income taxes and discontinued operations was near break-even, the Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the unusually high ETR for the first quarter of 2019. The change in the ETR was primarily due to the mix of earnings and losses by taxing jurisdictions and the near break-even results during the first quarter of 2019.

The non-GAAP ETR from continuing operations for the first quarter of 2019 was a 20.8% provision, compared with a 12.3% provision for the first quarter of 2018. The non-GAAP ETR from continuing operations for the first quarter of 2019 was impacted by net discrete expense totaling $1.2 million, primarily related to a change in the Company’s uncertain tax positions. The non-GAAP ETR from continuing operations for the first quarter of 2018 was not impacted by net discrete adjustments. Absent the discrete items, the non-GAAP ETR from continuing operations for the first quarter of 2019 was a 12.8% provision. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 13. Income Taxes to our Consolidated Financial Statements.

Loss from Continuing Operations

Loss from continuing operations for the first quarter of 2019 was $2.7 million, compared with $0.4 million for the first quarter of 2018, an increase of $2.3 million. The increased loss was primarily due to a higher provision for income taxes.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the first quarter of 2019 was $3.4 million, compared with $4.4 million for the first quarter of 2018, a decrease of $1.0 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the first quarter of 2019 was 1.9%, compared with 2.5% for the first quarter of 2018. The decreases in EBIT and EBIT margin were primarily due to higher operating expenses, net unfavorable foreign currency exchange impacts in Other expense (income), net, partially offset by higher gross profit. The net unfavorable foreign currency exchange impacts resulted from the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the change in values of derivatives used to manage such risks.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the first quarter of 2019 was $16.7 million, compared with $14.7 million for the first quarter of 2018, an increase of $2.0 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2019 was 9.3%, compared with 8.2% for the first quarter of 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by unfavorable foreign currency exchange impacts in Other expense (income), net. The net unfavorable foreign currency exchange impacts resulted from the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the change in values of derivatives used to manage such risks.

Earnings from Discontinued Operations, net

There was no impact related to the sale of our Timing Device Business on November 28, 2017 in the first quarter of 2019, compared with earnings of $0.1 million for the first quarter of 2018.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.03 for the first quarter of 2019, compared with nil for the first quarter of 2018. The change was mainly driven by a higher provision for income taxes.

Non-GAAP diluted earnings per share from continuing operations was $0.13 for the first quarter of 2019, compared with $0.11 for the first quarter of 2018. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher Non-GAAP provision for income taxes.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except share and per share amounts)	2019	2018
Gross profit	$68.5	$65.3
Stock-based compensation expense	0.4	0.4
Restructuring charges	0.5	—
Production transfer costs (2)	0.5	0.8
Other (3)	—	0.2
Non-GAAP gross profit	$69.9	$66.7

Loss from continuing operations	$(2.7)	$(0.4)
Interest expense, net	3.5	4.0
Provision for income taxes	2.6	0.8
Earnings from continuing operations before interest and income taxes	3.4	4.4
Stock-based compensation expense	6.7	7.0
Intangibles amortization expense	1.8	1.6
Restructuring charges	2.3	0.4
Production transfer costs (2)	0.5	1.0
Other (3)	2.0	0.3
Adjusted earnings from continuing operations before interest and income taxes	$16.7	$14.7

Interest expense, net	$3.5	$4.0
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.5
Non-GAAP interest expense	$1.8	$2.5

Provision for income taxes	$2.6	$0.8
Income tax effects of non-GAAP reconciling adjustments (5)	0.5	0.7
Non-GAAP provision for income taxes	$3.1	$1.5

Loss from continuing operations	$(2.7)	$(0.4)
Non-GAAP reconciling adjustments (6)	13.3	10.3
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.5
Income tax effects of non-GAAP reconciling adjustments (5)	0.5	0.7
Non-GAAP net earnings from continuing operations	$11.8	$10.7

Diluted (loss) earnings per share from continuing operations	$(0.03)	$—
Earnings per share non-GAAP reconciling adjustment	0.16	0.11
Non-GAAP diluted earnings per share from continuing operations	$0.13	$0.11

Diluted average shares outstanding	90,535,188	89,718,318
Non-GAAP adjustment (7)	3,185,581	3,389,994
Non-GAAP diluted average shares outstanding (7)	93,720,769	93,108,312

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

(3)
In 2019, Other expenses of $1.5 million represent professional service fees related to shareholder activism and the remaining Other expenses relate to the acquisition of DITF by the PD segment. In 2018, Other represents expenses related to acquisitions.

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

(5)
Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. Adjustments are also made to exclude certain impacts of the Tax Reform Act.

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

Segment Results of Operations for the Three Months Ended March 31, 2019 compared with the Three Months Ended March 31, 2018

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 17. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated net (loss) earnings from continuing operations.

Audio

	Three Months Ended March 31,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$139.1		$146.4

Operating earnings	$11.8	8.5%	$12.2	8.3%
Other income, net	—		(0.1)
Earnings from continuing operations before interest and income taxes	$11.8	8.5%	$12.3	8.4%
Stock-based compensation expense	3.6		3.4
Intangibles amortization expense	1.2		1.2
Restructuring charges	1.8		0.3
Production transfer costs (1)	—		0.7
Adjusted earnings from continuing operations before interest and income taxes	$18.4	13.2%	$17.9	12.2%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Audio revenues were $139.1 million for the first quarter of 2019, compared with $146.4 million for the first quarter of 2018, a decrease of $7.3 million or 5.0%. Revenues decreased primarily due to lower shipments of MEMS microphones to our largest customer as a result of their handset inventory correction, lower shipments to a key Korean OEM, and lower average pricing on mature products, partially offset by higher shipments to key Chinese OEMs and increased microphone demand for Ear and IoT applications.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes was $11.8 million for the first quarter of 2019, compared with $12.3 million for the first quarter of 2018, a decrease of $0.5 million. EBIT margin for the first quarter of 2019 was 8.5%, compared to 8.4% for the first quarter of 2018. The decrease was primarily due to higher restructuring charges, partially offset by lower production transfer costs and an increase in gross profit.

Adjusted EBIT was $18.4 million for the first quarter of 2019, compared with $17.9 million for the first quarter of 2018, an increase of $0.5 million. Adjusted EBIT margin for the first quarter of 2019 was 13.2%, compared to 12.2% for the first quarter of 2018. The increase was primarily due to higher gross profit. Gross profit increased due to factory productivity initiatives and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products and lower shipments.

Precision Devices

	Three Months Ended March 31,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$40.7		$32.1

Operating earnings	$7.4	18.2%	$6.0	18.7%
Other income, net	(0.1)		(0.2)
Earnings from continuing operations before interest and income taxes	$7.5	18.4%	$6.2	19.3%
Stock-based compensation expense	0.3		0.2
Intangibles amortization expense	0.6		0.4
Restructuring charges	0.3		0.1
Production transfer costs (1)	0.5		0.3
Other (2)	0.5		0.2
Adjusted earnings from continuing operations before interest and income taxes	$9.7	23.8%	$7.4	23.1%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of DITF. In 2018, Other represents expenses related to the acquisition of Compex Corporation.

Revenues

PD revenues were $40.7 million for the first quarter of 2019, compared with $32.1 million for the first quarter of 2018, an increase of $8.6 million or 26.8%. Revenues increased primarily due to higher shipments for the defense and telecommunications markets, as well as increased revenues related to our acquisition of DITF in January 2019.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $7.5 million for the first quarter of 2019, compared with $6.2 million for the first quarter of 2018, an increase of $1.3 million. EBIT margin for the first quarter of 2019 was 18.4%, compared to 19.3% for the first quarter of 2018. The increase in EBIT was primarily due to higher gross profit as a result of increased shipments and factory productivity initiatives, partially offset by personnel increases. EBIT margin decreased primarily as a result of increased acquisition related expenses.

PD Adjusted EBIT was $9.7 million for the first quarter of 2019, compared with $7.4 million for the first quarter of 2018, an increase of $2.3 million. Adjusted EBIT margin for the first quarter of 2019 was 23.8%, compared with 23.1% for the first quarter of 2018. The increases were primarily due to higher gross profit.

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

In May 2016, we sold $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes") and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature in 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. The Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. We have primarily used the net proceeds to reduce borrowings outstanding. For additional information, refer to Note 11. Borrowings to our Consolidated Financial Statements.

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex") for $18.7 million. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. See Note 4. Acquisitions to our Consolidated Financial Statements for additional information related to the transaction.

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million, subject to purchase price adjustments for working capital. The acquired business provides thin film components to the telecommunication, industrial, medical, and defense markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $41.3 million and $73.5 million at March 31, 2019 and December 31, 2018, respectively. Of these amounts, cash held by our non-U.S. operations totaled $31.2 million and $55.3 million as of March 31, 2019 and December 31, 2018, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$(11.2)	$(5.5)
Investing activities	(26.5)	(40.4)
Financing activities	5.3	(3.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.5
Net decrease in cash and cash equivalents	$(32.2)	$(49.0)

Operating Activities

Cash used in operating activities in 2019 increased $5.7 million compared to 2018, primarily due to increased payments to settle our annual incentive compensation obligation, which was accrued at a higher level than in the previous year.

Investing Activities

The cash used in investing activities during 2019 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of DITF. The cash used in investing activities during 2018 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of Compex.

In 2019, we expect capital expenditures to be in the range of 6.0% to 7.0% of revenues.

Financing Activities

Cash provided by financing activities during 2019 is primarily related to the borrowings under our revolving credit facility of $10.0 million, partially offset by the $4.8 million payment of taxes related to net share settlement of equity awards. The cash used in financing activities for 2018 was primarily related to the $3.4 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 16. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2019	December 31, 2018
3.25% convertible senior notes	$151.0	$149.1
Revolving credit facility	19.0	9.0
Total	170.0	158.1
Less current maturities (1)	—	—
Total long-term debt	$170.0	$158.1
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At March 31, 2019, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 19, 2019. There are no material changes in our previously reported critical accounting policies.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of our exposure to market risk as of December 31, 2018, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of contingencies related to legal proceedings, see Note 16. Commitments and Contingent Liabilities to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There are no material developments in our previously reported risk factors.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2019 and 2018, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 30, 2019	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)