Form 10-Q
period 2019-06-30
Knowles Corp
filed 2019-07-31
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from to

Commission File Number: 001-36102

Knowles Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-1002689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1511 Maplewood Drive, Itasca, IL
(Address of Principal Executive Offices)

60143
(Zip Code)

(630) 250-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	KN	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 26, 2019 was 91,115,382.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$205.2	$188.4	$385.0	$366.9
Cost of goods sold	128.4	115.1	239.2	228.3
Restructuring charges - cost of goods sold	0.4	0.1	0.9	0.1
Gross profit	76.4	73.2	144.9	138.5
Research and development expenses	25.0	25.4	49.7	50.2
Selling and administrative expenses	38.9	37.1	76.5	72.9
Restructuring charges	0.1	0.5	1.9	0.9
Operating expenses	64.0	63.0	128.1	124.0
Operating earnings	12.4	10.2	16.8	14.5
Interest expense, net	3.6	4.1	7.1	8.1
Other (income) expense, net	(0.5)	0.3	0.5	0.2
Earnings before income taxes and discontinued operations	9.3	5.8	9.2	6.2
Provision for income taxes	3.4	1.4	6.0	2.2
Earnings from continuing operations	5.9	4.4	3.2	4.0
Earnings from discontinued operations, net	—	0.2	—	0.3
Net earnings	$5.9	$4.6	$3.2	$4.3

Earnings per share from continuing operations:
Basic	$0.06	$0.05	$0.04	$0.04
Diluted	$0.06	$0.05	$0.03	$0.04

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01

Net earnings per share:
Basic	$0.06	$0.05	$0.04	$0.05
Diluted	$0.06	$0.05	$0.03	$0.05

Weighted-average common shares outstanding:
Basic	91,018,213	90,063,089	90,780,035	89,893,557
Diluted	92,507,279	90,731,760	92,184,274	90,718,298

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$5.9	$4.6	$3.2	$4.3

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(2.5)	(7.6)	1.5	(2.7)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	0.2	0.3	0.3
Net change in employee benefit plans	0.2	0.2	0.3	0.3

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(0.4)	(2.0)	0.2	(1.2)
Net (gains) losses reclassified into earnings	—	(0.1)	0.1	(0.7)
Total cash flow hedges	(0.4)	(2.1)	0.3	(1.9)

Other comprehensive (loss) earnings, net of tax	(2.7)	(9.5)	2.1	(4.3)

Comprehensive earnings (loss)	$3.2	$(4.9)	$5.3	$—

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$53.6	$73.5
Receivables, net of allowance of $0.6	135.8	140.3
Inventories, net	159.7	140.1
Prepaid and other current assets	13.8	11.1
Total current assets	362.9	365.0
Property, plant, and equipment, net	211.9	211.7
Goodwill	891.1	887.9
Intangible assets, net	56.6	56.7
Operating lease right-of-use assets	38.1	—
Other assets and deferred charges	25.2	26.6
Total assets	$1,585.8	$1,547.9

Current liabilities:
Accounts payable	$65.2	$77.2
Accrued compensation and employee benefits	28.9	40.2
Operating lease liabilities	9.1	—
Other accrued expenses	19.7	20.1
Federal and other taxes on income	4.6	4.3
Total current liabilities	127.5	141.8
Long-term debt	171.9	158.1
Deferred income taxes	2.1	2.1
Long-term operating lease liabilities	29.4	—
Other liabilities	27.7	34.3
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 91,115,305 and 90,212,779 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,556.2	1,545.9
Accumulated deficit	(221.0)	(224.2)
Accumulated other comprehensive loss	(108.9)	(111.0)
Total stockholders' equity	1,227.2	1,211.6
Total liabilities and stockholders' equity	$1,585.8	$1,547.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2019	$0.9	$1,548.7	$(226.9)	$(106.2)	$1,216.5
Net earnings	—	—	5.9	—	5.9
Other comprehensive loss, net of tax	—	—	—	(2.7)	(2.7)
Stock-based compensation expense	—	7.3	—	—	7.3
Common stock issued for exercise of stock options and other	—	0.9	—	—	0.9
Tax on restricted stock unit vesting	—	(0.7)	—	—	(0.7)
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2018	$0.9	$1,526.9	$(292.2)	$(94.8)	$1,140.8
Net earnings	—	—	4.6	—	4.6
Other comprehensive loss, net of tax	—	—	—	(9.5)	(9.5)
Stock-based compensation expense	—	7.3	—	—	7.3
Common stock issued for exercise of stock options	—	0.1	—	—	0.1
Tax on restricted stock unit vesting	—	(0.7)	—	—	(0.7)
Balance at June 30, 2018	$0.9	$1,533.6	$(287.6)	$(104.3)	$1,142.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net earnings	—	—	3.2	—	3.2
Other comprehensive earnings, net of tax	—	—	—	2.1	2.1
Stock-based compensation expense	—	14.0	—	—	14.0
Common stock issued for exercise of stock options and other	—	1.8	—	—	1.8
Tax on restricted stock unit vesting	—	(5.5)	—	—	(5.5)
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net earnings	—	—	4.3	—	4.3
Other comprehensive loss, net of tax	—	—	—	(4.3)	(4.3)
Stock-based compensation expense	—	14.3	—	—	14.3
Common stock issued for exercise of stock options	—	0.3	—	—	0.3
Tax on restricted stock unit vesting	—	(4.1)	—	—	(4.1)
Balance at June 30, 2018	$0.9	$1,533.6	$(287.6)	$(104.3)	$1,142.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net earnings	$3.2	$4.3
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	27.0	26.6
Stock-based compensation	14.0	14.3
Non-cash interest expense and amortization of debt issuance costs	4.1	3.8
Loss on disposal of fixed assets	—	0.2
Deferred income taxes	(0.7)	(2.8)
Other, net	1.1	(0.3)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	5.7	10.4
Inventories, net	(17.7)	(33.9)
Prepaid and other current assets	(3.0)	(3.7)
Accounts payable	(9.1)	5.3
Accrued compensation and employee benefits	(11.2)	(2.6)
Other accrued expenses	1.0	(8.6)
Accrued taxes	0.8	(6.0)
Other non-current assets and non-current liabilities	(4.3)	2.3
Net cash provided by operating activities	10.9	9.3

Investing Activities
Additions to property, plant, and equipment	(24.5)	(48.0)
Acquisitions of business (net of cash acquired)	(11.4)	(17.5)
Net cash used in investing activities	(35.9)	(65.5)

Financing Activities
Borrowings under revolving credit facility	10.0	—
Tax on restricted stock unit vesting	(5.5)	(4.1)
Payments of finance lease obligations	(0.9)	(0.9)
Payment of consideration owed for acquisitions	(0.2)	(0.2)
Net proceeds from exercise of stock-based awards	1.6	0.3
Net cash provided by (used in) financing activities	5.0	(4.9)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.2

Net decrease in cash and cash equivalents	(19.9)	(60.9)
Cash and cash equivalents at beginning of period	73.5	111.7
Cash and cash equivalents at end of period	$53.6	$50.8

Supplemental information - cash paid for:
Income taxes	$6.9	$6.9
Interest	$3.8	$4.1

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, automotive, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also a leader in acoustic components, high-end capacitors, and mmWave radio frequency solutions for a diverse set of markets. The Company's focus on its customers, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

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

During the second quarter of 2019, the Company recorded a correcting entry of $0.5 million related to inventory reserves, which decreased earnings before income taxes and discontinued operations. During the first quarter of 2019, the Company recorded a correcting entry of $0.4 million related to income taxes, which increased tax expense and decreased net earnings. These items are not material to the Consolidated Financial Statements for the historical periods in which the errors originated and are not expected to be material to the Consolidated Financial Statements for the year ended December 31, 2019. Similarly, and as disclosed in the prior year during the second quarter of 2018, the Company recorded a correcting entry of $1.3 million related to pre-spin-off pension obligations, which decreased earnings before income taxes and discontinued operations. During the first quarter of 2018, the Company recorded a correcting entry of $0.7 million related to inventory reserves, which increased earnings before income taxes and discontinued operations. These items were determined not to be material to the Consolidated Financial Statements for the historical periods in which the errors originated and the Consolidated Financial Statements for the year ended December 31, 2018.

On January 3, 2019, the Company acquired substantially all of the assets of DITF Interconnect Technology, Inc. ("DITF"), a thin film components manufacturer. See Note 4. Acquisitions for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2019 and 2018 were $3.1 million and $5.9 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Selling and administrative expenses	(0.2)	(0.2)
Operating income	(0.2)	(0.2)
Other income, net	—	(0.2)
Earnings from discontinued operations before taxes (1)	0.2	0.4
Provision for income taxes	—	0.1
Earnings from discontinued operations, net of tax	$0.2	$0.3
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The results of operations of the Timing Device Business did not have any such interest expense in the periods presented.

Discontinued operations had no impact on the Company's results of operations for the three and six months ended June 30, 2019. There were no assets and liabilities of discontinued operations as of June 30, 2019 and December 31, 2018. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the six months ended June 30, 2019 and 2018.

4. Acquisitions

DITF Acquisition

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medical markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are DITF's revenues and loss before income taxes of $4.0 million and $0.2 million, respectively, from the date of acquisition through June 30, 2019.

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2019	December 31, 2018
Raw materials	$79.6	$70.8
Work in progress	32.6	30.2
Finished goods	72.5	65.3
Subtotal	184.7	166.3
Less reserves	(25.0)	(26.2)
Total	$159.7	$140.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2019	December 31, 2018
Land	$7.6	$7.5
Buildings and improvements	104.0	102.3
Machinery, equipment, and other	519.9	499.9
Subtotal	631.5	609.7
Less accumulated depreciation	(419.6)	(398.0)
Total	$211.9	$211.7

Depreciation expense totaled $12.0 million and $11.5 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense totaled $23.5 million and $23.4 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the six months ended June 30, 2019 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2018	$859.9	$28.0	$887.9
Acquisition	—	3.2	3.2
Balance at June 30, 2019	$859.9	$31.2	$891.1

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.2	$0.3	$0.5	$0.2
Patents	40.8	29.2	40.8	26.9
Customer relationships	12.0	2.8	10.6	2.0
Unpatented technologies	3.2	0.5	4.4	2.7
Other	0.2	—	0.2	—
Total	57.4	32.8	56.5	31.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$56.6		$56.7

Amortization expense totaled $1.7 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $3.5 million and $3.2 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q3 - Q4 2019	$3.5
2020	6.9
2021	6.9
2022	1.6
2023	1.6

8. Leases

The Company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets include prepaid fixed lease payments and exclude lease incentives. As the Company's leases generally do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

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

The following table details the components of lease cost:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$2.5	$5.1
Finance lease cost:
Amortization of right-of-use assets	0.7	1.0
Interest on lease liabilities	—	—
Sublease income	(0.7)	(1.5)
Total lease cost	$2.5	$4.6
(1) Includes short-term and variable lease costs, which were immaterial.

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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	June 30, 2019
Finance lease right-of-use assets	Property, plant, and equipment, net	$12.9

Current finance lease liabilities	Other accrued expenses	$2.3
Long-term finance lease liabilities	Other liabilities	7.8
Total finance lease liabilities		$10.1

The following table presents supplemental cash flow information related to leases:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.6
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	0.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6
Finance leases	0.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details weighted-average remaining lease terms and discount rates:

(in millions)	June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	5.6
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.6%

The following table details maturities of lease liabilities as of June 30, 2019:

(in millions)	Operating Leases	Finance Leases
Q3-Q4 2019	$5.7	$1.2
2020	9.6	2.4
2021	9.3	2.3
2022	8.3	2.3
2023	6.3	2.3
2024 and thereafter	3.1	1.2
Total lease payments	42.3	11.7
Less interest	(3.8)	(1.6)
Present value of lease liabilities	$38.5	$10.1

The aggregate future minimum lease payments for capital and operating leases as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$9.7	$2.3
2020	9.3	2.3
2021	8.8	2.3
2022	8.1	2.3
2023	6.1	2.3
2024 and thereafter	3.8	2.6
Total minimum lease payments	45.8	14.1
Less sublease rental income	(8.8)	—
Net minimum lease payments	$37.0	14.1
Less imputed interest		(1.6)
Present value of capital lease obligations		$12.5

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three and six months ended June 30, 2019, the Company recorded restructuring charges of $0.4 million and $0.9 million, respectively, within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. During the three and six months ended June 30, 2019, the Company also recorded restructuring charges of $0.1 million and $1.9 million, respectively, within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Audio	$0.1	$0.5	$1.9	$0.8
Precision Devices	0.4	0.1	0.7	0.2
Corporate	—	—	0.2	—
Total	$0.5	$0.6	$2.8	$1.0

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2018	$0.8	$0.3	$1.1
Restructuring charges	2.8	—	2.8
Payments	(2.3)	—	(2.3)
Other (1)	—	(0.3)	(0.3)
Balance at June 30, 2019	$1.3	$—	$1.3

(1) Contract termination accruals related to leases of $0.3 million were reclassified to the related operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	June 30, 2019	December 31, 2018
Other accrued expenses	$1.3	$0.9
Other liabilities	—	0.2
Total	$1.3	$1.1

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At June 30, 2019 and December 31, 2018, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $44.2 million and $41.6 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To manage its exposure to market risk for changes in interest rates, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into fixed payments. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI. The interest rate swap ended in July 2018 and had a notional amount of $50.0 million during the six months ended June 30, 2018.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At June 30, 2019 and December 31, 2018, the notional value of the derivatives related to economic hedging was $31.4 million and $19.8 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.3	$0.2
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.4)	(0.6)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	—	0.2
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Hedge Type	Contract Type	2019	2018	2019	2018
Cash flow hedges	Foreign exchange contracts	$(0.5)	$(2.5)	$0.2	$(1.5)
Cash flow hedges	Interest rate contracts	—	—	—	0.1

The table above excludes tax benefit of $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. There was no tax expense and a tax benefit of $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended June 30,
		2019			2018
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other (income) expense, net	Cost of goods sold	Interest expense, net	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$128.4	$3.6	$(0.5)	$115.1	$4.1	$0.3

Effect of derivatives designated as hedging instruments
Amount of gain reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	—	—	—	—	—	—
Cash flow hedges	Interest rate contracts	—	—	—	—	(0.1)	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.2	—	—	0.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Six Months Ended June 30,
		2019			2018
Hedge Type	Contract Type	Cost of goods sold	Interest expense, net	Other (income) expense, net	Cost of goods sold	Interest expense, net	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$239.2	$7.1	$0.5	$228.3	$8.1	$0.2

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.2	—	—	(0.8)	—	—
Cash flow hedges	Interest rate contracts	—	—	—	—	—	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	—	0.2	—	—	0.4

11. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2019	December 31, 2018
3.25% convertible senior notes	$152.9	$149.1
Revolving credit facility	19.0	9.0
Total	171.9	158.1
Less current maturities (1)	—	—
Total long-term debt	$171.9	$158.1

(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	Q3-Q4 2019	2020	2021	2022	2023
Debt principal payments	$—	$—	$172.5	$19.0	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2019, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	June 30, 2019	December 31, 2018
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(19.6)	(23.4)
Total	152.9	149.1
Less current maturities (1)	—	—
Long-term portion	$152.9	$149.1

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at June 30, 2019 was $205.8 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the second quarter of 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
3.25% coupon	$1.4	$1.4	$2.8	$2.8
Amortization of debt issuance costs	0.2	0.2	0.4	0.4
Amortization of debt discount	1.7	1.6	3.4	3.1
Total	$3.3	$3.2	$6.6	$6.3

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2019	December 31, 2018
$400.0 million revolving credit facility due October 2022	$19.0	$9.0
Less current maturities (1)	—	—
Long-term portion	$19.0	$9.0

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
(unaudited)

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At June 30, 2019, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 3.99% and 3.49% for the six months ended June 30, 2019 and 2018, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility for the six months ended June 30, 2018 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.25% for the six months ended June 30, 2019 and 2018, respectively.

See Note 10. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(2.5)	$—	$(2.5)	$(7.6)	$—	$(7.6)
Employee benefit plans	0.2	—	0.2	0.2	—	0.2
Changes in fair value of cash flow hedges	(0.5)	0.1	(0.4)	(2.6)	0.5	(2.1)
Total other comprehensive loss	$(2.8)	$0.1	$(2.7)	$(10.0)	$0.5	$(9.5)

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$1.5	$—	$1.5	$(2.7)	$—	$(2.7)
Employee benefit plans	0.3	—	0.3	0.3	—	0.3
Changes in fair value of cash flow hedges	0.4	(0.1)	0.3	(2.2)	0.3	(1.9)
Total other comprehensive earnings (loss)	$2.2	$(0.1)	$2.1	$(4.6)	$0.3	$(4.3)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2019 and 2018:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive earnings, net of tax	0.3	0.3	1.5	2.1
Balance at June 30, 2019	$(0.1)	$(15.2)	$(93.6)	$(108.9)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive (loss) earnings, net of tax	(1.9)	0.3	(2.7)	(4.3)
Balance at June 30, 2018	$(1.4)	$(15.0)	$(87.9)	$(104.3)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.2	$0.2
Tax	Provision for income taxes	—	—
Net of tax		$0.2	$0.2

Cash flow hedges:
Net gains reclassified into earnings	Various (1)	$—	$(0.1)
Tax	Provision for income taxes	—	—
Net of tax		$—	$(0.1)

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.3	$0.3
Tax	Provision for income taxes	—	—
Net of tax		$0.3	$0.3

Cash flow hedges:
Net losses (gains) reclassified into earnings	Various (1)	$0.2	$(0.8)
Tax	Provision for income taxes	(0.1)	0.1
Net of tax		$0.1	$(0.7)
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

The Company's ETR from continuing operations for the three and six months ended June 30, 2019 was a 36.6% provision and a 65.2% provision, respectively. The Company's ETR from continuing operations for the three and six months ended June 30, 2018 was a 24.1% provision and a 35.5% provision, respectively. The changes in ETR were due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and six months ended June 30, 2019 was approximately $4.5 million and $7.9 million, respectively, or $0.05 and $0.09 on a per share basis. The continuing operations benefit of these incentives for the three and six months ended June 30, 2018 was approximately $2.6 million and $4.1 million, respectively, or $0.03 and $0.05 on a per share basis.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.3 million for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, stock-based compensation expense was $14.0 million and $14.3 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the six months ended June 30, 2019 and 2018 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Six Months Ended June 30,
	2019			2018
Risk-free interest rate	2.29%	to	2.44%	2.59%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	41.8%	to	42.9%	41.2%
Fair value at date of grant	$6.22	to	$6.55	$4.83	to	$5.39

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2019 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	781,995	$21.85			5,471,493	$17.64
Granted	—	—			857,504	16.11
Exercised	(22,420)	14.28			(117,750)	14.22
Forfeited	—	—			(65,504)	15.86
Expired	(100,980)	22.58			(26,805)	26.30
Outstanding at June 30, 2019	658,595	$21.99	$0.2	2.7	6,118,938	$17.47	$16.7	4.0

Exercisable at June 30, 2019	658,595	$21.99	$0.2	2.7	4,441,673	$18.07	$12.4	3.3

There was no unrecognized compensation expense related to SSARs at June 30, 2019. At June 30, 2019, unrecognized compensation expense related to stock options not yet exercisable of $8.3 million is expected to be recognized over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	2,446,431	$15.12
Granted	1,450,362	16.08
Vested	(1,082,903)	14.67
Forfeited	(177,913)	15.50
Unvested at June 30, 2019	2,635,977	$15.80

At June 30, 2019, $34.1 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	557,967	$14.27
Granted	294,678	18.41
Vested	—	—
Forfeited	(39,934)	15.65
Unvested at June 30, 2019	812,711	$15.70

At June 30, 2019, $10.1 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.2 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Earnings from continuing operations	$5.9	$4.4	$3.2	$4.0
Earnings from discontinued operations, net	—	0.2	—	0.3
Net earnings	$5.9	$4.6	$3.2	$4.3

Basic earnings per common share:
Earnings from continuing operations	$0.06	$0.05	$0.04	$0.04
Earnings from discontinued operations, net	—	—	—	0.01
Net earnings	$0.06	$0.05	$0.04	$0.05

Weighted-average shares outstanding	91,018,213	90,063,089	90,780,035	89,893,557

Diluted earnings per common share:
Earnings from continuing operations	$0.06	$0.05	$0.03	$0.04
Earnings from discontinued operations, net	—	—	—	0.01
Net earnings	$0.06	$0.05	$0.03	$0.05

Diluted weighted-average shares outstanding	92,507,279	90,731,760	92,184,274	90,718,298

For the three and six months ended June 30, 2019, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,306,633 and 4,457,926, respectively. For the three and six months ended June 30, 2018, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 6,277,283 and 5,892,564, respectively.

16. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business. The majority of these claims and proceedings relate to commercial, warranty, employment, and intellectual property matters. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not believe that the disposition of these legal proceedings or claims, individually or in the aggregate, after taking into account recorded accruals and the availability and limits of insurance coverage, will have a material adverse effect on its cash flow, results of operations, or financial condition.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at June 30, 2019 and December 31, 2018.

17. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenues:
Audio	$159.9	$151.8	$299.0	$298.2
Precision Devices	45.3	36.6	86.0	68.7
Total revenues	$205.2	$188.4	$385.0	$366.9

Earnings from continuing operations before interest and income taxes:
Audio	$21.2	$17.3	$33.0	$29.6
Precision Devices	8.2	6.4	15.7	12.6
Total segments	29.4	23.7	48.7	42.2
Corporate expense / other	16.5	13.8	32.4	27.9
Interest expense, net	3.6	4.1	7.1	8.1
Earnings before income taxes and discontinued operations	9.3	5.8	9.2	6.2
Provision for income taxes	3.4	1.4	6.0	2.2
Earnings from continuing operations	$5.9	$4.4	$3.2	$4.0

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2019	December 31, 2018
Audio	$1,418.2	$1,409.1
Precision Devices	162.6	136.9
Corporate / eliminations	5.0	1.9
Total	$1,585.8	$1,547.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Asia	$144.0	$131.8	$265.1	$257.8
United States	32.9	32.4	65.1	62.0
Europe	25.1	21.7	48.9	42.2
Other Americas	1.6	0.9	2.7	1.8
Other	1.6	1.6	3.2	3.1
Total	$205.2	$188.4	$385.0	$366.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $126.1 million and $128.6 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our total remaining performance obligations are immaterial.

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

Overview

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medical, defense, automotive, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

On January 3, 2019, the Company acquired substantially all of the assets of DITF Interconnect Technology, Inc. ("DITF") for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medical markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

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

	Three Months Ended June 30,
(in millions, except per share amounts)	2019	2018
Revenues	$205.2	$188.4

Gross profit	$76.4	$73.2
Non-GAAP gross profit	$78.1	$74.2

Earnings from continuing operations before interest and income taxes	$12.9	$9.9
Adjusted earnings from continuing operations before interest and income taxes	$26.1	$21.4

Provision for income taxes	$3.4	$1.4
Non-GAAP provision for income taxes	$3.5	$2.1

Earnings from continuing operations	$5.9	$4.4
Non-GAAP net earnings from continuing operations	$20.7	$16.8

Earnings per share from continuing operations - diluted	$0.06	$0.05
Non-GAAP diluted earnings per share from continuing operations	$0.22	$0.18

Revenues

Revenues for the second quarter of 2019 were $205.2 million, compared with $188.4 million for the second quarter of 2018, an increase of $16.8 million or 8.9%. PD revenues increased $8.7 million primarily due to higher shipments to the medical and telecommunications markets, increased revenues related to our acquisition of DITF in January 2019, and the benefit of higher pricing. Audio revenues increased $8.1 million primarily due to higher demand of MEMS microphones for Ear and IoT applications. In addition, shipments of MEMS microphones used in handset applications increased to our largest customer and a key Korean OEM, partially offset by lower demand from key Taiwanese and Chinese OEMs. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2019 was $128.4 million, compared with $115.1 million for the second quarter of 2018, an increase of $13.3 million or 11.6%. This increase was primarily the result of higher shipping volume, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Restructuring Charges

During the second quarter of 2019, we recorded restructuring charges of $0.4 million within Gross Profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $0.1 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the second quarter of 2018, we recorded total restructuring charges of $0.1 within Gross Profit, primarily for actions associated with optimizing operations in the PD segment. The Company also recorded restructuring charges of $0.5 million within Operating expenses, primarily for actions associated with reorganizing the Audio segment research and development workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2019 was $76.4 million, compared with $73.2 million for the second quarter of 2018, an increase of $3.2 million or 4.4%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2019 was 37.2%, compared with 38.9% for the second quarter of 2018. The gross profit increase was primarily due to higher shipping volumes, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and unfavorable product mix. The gross profit margin decrease was driven by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and unfavorable product mix, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the second quarter of 2019 was $78.1 million, compared with $74.2 million for the second quarter of 2018, an increase of $3.9 million or 5.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2019 was 38.1%, compared with 39.4% for the second quarter of 2018. The non-GAAP gross profit increase was primarily due to higher shipping volumes, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and unfavorable product mix. The non-GAAP gross profit margin decrease was primarily driven by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and unfavorable product mix, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the second quarter of 2019 were $25.0 million, compared with $25.4 million for the second quarter of 2018, a decrease of $0.4 million or 1.6%. Research and development expenses as a percentage of revenues for the second quarter of 2019 and 2018 were 12.2% and 13.5%, respectively. The decrease in research and development expenses was primarily driven by lower compensation as a result of actions taken to optimize the Audio segment workforce. The decrease as a percentage of revenues was primarily driven by increased revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2019 were $38.9 million, compared with $37.1 million for the second quarter of 2018, an increase of $1.8 million or 4.9%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2019 and 2018 were 19.0% and 19.7%, respectively. The increase in selling and administrative expenses was primarily driven by expenses related to shareholder activism and our acquisition of DITF in January 2019, partially offset by lower incentive compensation expense. The decrease as a percentage of revenues was primarily driven by increased revenues.

Interest Expense, net

Interest expense for the second quarter of 2019 was $3.6 million, compared with $4.1 million for the second quarter of 2018, a decrease of $0.5 million. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2019 was a 36.6% provision, compared with a 24.1% provision for the second quarter of 2018. The change in the ETR was primarily due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the second quarter of 2019 was a 14.5% provision, compared with a 11.1% provision for the second quarter of 2018. The non-GAAP ETR from continuing operations for the second quarter of 2019 was impacted by a net discrete benefit totaling $0.4 million. The non-GAAP ETR from continuing operations for the second quarter of 2018 was impacted by net discrete expense totaling $0.3 million, primarily related to the change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the second quarter of 2019 and 2018 was a 16.1% provision and a 9.5% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 13. Income Taxes to our Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations for the second quarter of 2019 was $5.9 million, compared with $4.4 million for the second quarter of 2018, an increase of $1.5 million. The increase is primarily due to higher gross profit, partially offset by increased selling and administrative expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the second quarter of 2019 was $12.9 million, compared with $9.9 million for the second quarter of 2018, an increase of $3.0 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the second quarter of 2019 was 6.3%, compared with 5.3% for the second quarter of 2018. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by increased selling and administrative expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the second quarter of 2019 was $26.1 million, compared with $21.4 million for the second quarter of 2018, an increase of $4.7 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2019 was 12.7%, compared with 11.4% for the second quarter of 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no impact related to the sale of our Timing Device Business on November 28, 2017 in the second quarter of 2019, compared with earnings of $0.2 million for the second quarter of 2018.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.06 for the second quarter of 2019, compared with $0.05 for the second quarter of 2018. The increase in diluted earnings per share was primarily due to higher EBIT, partially offset by a higher provision for income taxes.

Non-GAAP diluted earnings per share from continuing operations was $0.22 for the second quarter of 2019, compared with $0.18 for the second quarter of 2018. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher Non-GAAP provision for income taxes.

Results of Operations for the Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

	Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018
Revenues	$385.0	$366.9

Gross profit	$144.9	$138.5
Non-GAAP gross profit	$148.0	$140.9

Earnings from continuing operations before interest and income taxes	$16.3	$14.3
Adjusted earnings from continuing operations before interest and income taxes	$42.8	$36.1

Provision for income taxes	$6.0	$2.2
Non-GAAP provision for income taxes	$6.6	$3.6

Earnings from continuing operations	$3.2	$4.0
Non-GAAP net earnings from continuing operations	$32.5	$27.5

Earnings per share from continuing operations - diluted	$0.03	$0.04
Non-GAAP diluted earnings per share from continuing operations	$0.34	$0.30

Revenues

Revenues for the six months ended June 30, 2019 were $385.0 million, compared with $366.9 million for the six months ended June 30, 2018, an increase of $18.1 million or 4.9%. PD revenues increased $17.3 million primarily due to higher shipments to the telecommunications and medical markets, increased revenues related to our acquisition of DITF in January 2019, and the benefit of higher pricing. Audio revenues increased $0.8 million due to higher demand of MEMS microphones for Ear and IoT applications and higher shipments of MEMS microphones used in handset applications to our key Chinese OEMs. The increases were partially offset by lower shipments of MEMS microphones to our largest customer as a result of their mobile handset inventory correction earlier in 2019. In addition, shipments of MEMS microphones used in mobile handset applications decreased as a result of lower demand from key Korean and Taiwanese OEMs. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

COGS for the six months ended June 30, 2019 was $239.2 million, compared with $228.3 million for the six months ended June 30, 2018, an increase of $10.9 million or 4.8%. This increase was primarily the result of higher shipping volume, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Restructuring Charges

During the six months ended June 30, 2019, we recorded restructuring charges of $0.9 million within Gross Profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.9 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the six months ended June 30, 2018, we recorded total restructuring charges of $0.1 within Gross Profit, primarily for actions associated with optimizing operations in the PD segment. The Company also recorded restructuring charges of $0.9 million within Operating expenses, primarily for actions associated with reorganizing the Audio segment research and development workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2019 was $144.9 million, compared with $138.5 million for the six months ended June 30, 2018, an increase of $6.4 million or 4.6%. Gross profit margin for the second quarter of 2019 was 37.6%, compared with 37.7% for the six months ended June 30, 2018. The gross profit increase was primarily due to higher shipping volumes, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims. The gross profit margin remained relatively flat driven by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the six months ended June 30, 2019 was $148.0 million, compared with $140.9 million for the six months ended June 30, 2018, an increase of $7.1 million or 5.0%. Non-GAAP gross profit margin for the six months ended June 30, 2019 and 2018 was 38.4%. The non-GAAP gross profit increase was primarily due to higher shipping volumes, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims. The non-GAAP gross profit margin remained flat driven by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims, partially offset by product cost improvements and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $49.7 million, compared with $50.2 million for the six months ended June 30, 2018, a decrease of $0.5 million or 1.0%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2019 and 2018 were 12.9% and 13.7%, respectively. The decrease in research and development expenses was primarily driven by lower compensation as a result of actions taken to optimize the Audio segment workforce. The decrease as a percentage of revenues was primarily driven by increased revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2019 were $76.5 million, compared with $72.9 million for the six months ended June 30, 2018, an increase of $3.6 million or 4.9%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2019 and 2018 were 19.9%. The increase in selling and administrative expenses was primarily driven by expenses related to shareholder activism and our acquisition of DITF in January 2019, partially offset by lower incentive compensation expenses.

Interest Expense, net

Interest expense for the six months ended June 30, 2019 was $7.1 million, compared with $8.1 million for the six months ended June 30, 2018, a decrease of $1.0 million. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the six months ended June 30, 2019 was a 65.2% provision, compared with a 35.5% provision for the six months ended June 30, 2018. The change in the ETR was primarily due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2019 was a 16.9% provision, compared with a 11.6% provision for the six months ended June 30, 2018. The non-GAAP ETR from continuing operations for the six months ended June 30, 2019 was impacted by net discrete expense totaling $0.8 million, primarily related to a change in the Company’s uncertain tax positions. The non-GAAP ETR from continuing operations for the six months ended June 30, 2018 was impacted by net discrete expense totaling $0.3 million, primarily related to the change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the six months ended June 30, 2019 was a 14.8% provision, compared to a 10.6% provision for the six months ended June 30, 2018. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. For additional information on these tax holidays, refer to Note 13. Income Taxes to our Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations for the six months ended June 30, 2019 was $3.2 million, compared with $4.0 million for the six months ended June 30, 2018, a decrease of $0.8 million. The decrease is primarily due to increased operating expenses and a higher provision for income taxes, partially offset by higher gross profit and lower interest expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT from continuing operations for the six months ended June 30, 2019 was $16.3 million, compared with $14.3 million for the six months ended June 30, 2018, an increase of $2.0 million. EBIT margin for the six months ended June 30, 2019 was 4.2%, compared with 3.9% for the six months ended June 30, 2018. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by increased operating expenses.

Adjusted EBIT from continuing operations for the six months ended June 30, 2019 was $42.8 million, compared with $36.1 million for the six months ended June 30, 2018, an increase of $6.7 million. Adjusted EBIT margin for the six months ended June 30, 2019 was 11.1%, compared with 9.8% for the six months ended June 30, 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit.

Earnings from Discontinued Operations, net

There was no impact related to the sale of our Timing Device Business in the six months ended June 30, 2019, compared with earnings of $0.3 million for the six months ended June 30, 2018.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.03 for the six months ended June 30, 2019, compared with $0.04 for the six months ended June 30, 2018. The change was mainly driven by a higher provision for income taxes, partially offset by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.34 for the six months ended June 30, 2019, compared with $0.30 for the six months ended June 30, 2018. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher Non-GAAP provision for income taxes.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Gross profit	$76.4	$73.2	$144.9	$138.5
Stock-based compensation expense	0.4	0.4	0.8	0.8
Restructuring charges	0.4	0.1	0.9	0.1
Production transfer costs (2)	0.9	0.5	1.4	1.3
Other (3)	—	—	—	0.2
Non-GAAP gross profit	$78.1	$74.2	$148.0	$140.9

Earnings from continuing operations	$5.9	$4.4	$3.2	$4.0
Interest expense, net	3.6	4.1	7.1	8.1
Provision for income taxes	3.4	1.4	6.0	2.2
Earnings from continuing operations before interest and income taxes	12.9	9.9	16.3	14.3
Stock-based compensation expense	7.3	7.3	14.0	14.3
Intangibles amortization expense	1.7	1.6	3.5	3.2
Restructuring charges	0.5	0.6	2.8	1.0
Production transfer costs (2)	0.9	0.7	1.4	1.7
Other (3)	2.8	1.3	4.8	1.6
Adjusted earnings from continuing operations before interest and income taxes	$26.1	$21.4	$42.8	$36.1

Interest expense, net	$3.6	$4.1	$7.1	$8.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.6	3.4	3.1
Non-GAAP interest expense	$1.9	$2.5	$3.7	$5.0

Provision for income taxes	$3.4	$1.4	$6.0	$2.2
Income tax effects of non-GAAP reconciling adjustments (5)	0.1	0.7	0.6	1.4
Non-GAAP provision for income taxes	$3.5	$2.1	$6.6	$3.6

Earnings from continuing operations	$5.9	$4.4	$3.2	$4.0
Non-GAAP reconciling adjustments (6)	13.2	11.5	26.5	21.8
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.6	3.4	3.1
Income tax effects of non-GAAP reconciling adjustments (5)	0.1	0.7	0.6	1.4
Non-GAAP net earnings from continuing operations	$20.7	$16.8	$32.5	$27.5

Diluted earnings per share from continuing operations	$0.06	$0.05	$0.03	$0.04
Earnings per share non-GAAP reconciling adjustment	0.16	0.13	0.31	0.26
Non-GAAP diluted earnings per share from continuing operations	$0.22	$0.18	$0.34	$0.30

Diluted average shares outstanding	92,507,279	90,731,760	92,184,274	90,718,298
Non-GAAP adjustment (7)	2,215,158	2,481,654	2,079,695	2,259,442
Non-GAAP diluted average shares outstanding (7)	94,722,437	93,213,414	94,263,969	92,977,740

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

(3)
In 2019, Other expenses of $4.1 million represent expenses related to shareholder activism and the remaining Other expenses relate to the acquisition of DITF by the PD segment. In 2018, Other expenses in Gross profit and Operating expenses represent expenses related to acquisitions and the remaining Other expenses represent an adjustment to pre-spin-off pension obligations.

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

Segment Results of Operations for the Three Months Ended June 30, 2019 compared with the Three Months Ended June 30, 2018

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 17. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated net earnings from continuing operations.

Audio

	Three Months Ended June 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$159.9		$151.8

Operating earnings	$21.2	13.3%	$17.1	11.3%
Other income, net	—		(0.2)
Earnings from continuing operations before interest and income taxes	$21.2	13.3%	$17.3	11.4%
Stock-based compensation expense	4.0		3.6
Intangibles amortization expense	1.1		1.1
Restructuring charges	0.1		0.5
Production transfer costs (1)	—		0.2
Adjusted earnings from continuing operations before interest and income taxes	$26.4	16.5%	$22.7	15.0%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $159.9 million for the second quarter of 2019, compared with $151.8 million for the second quarter of 2018, an increase of $8.1 million or 5.3%. Revenues increased primarily due to higher demand of MEMS microphones for Ear and IoT applications. In addition, shipments of MEMS microphones used in handset applications increased to our largest customer and a key Korean OEM, partially offset by lower demand from key Taiwanese and Chinese OEMs. Revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $21.2 million for the second quarter of 2019, compared with $17.3 million for the second quarter of 2018, an increase of $3.9 million. EBIT margin for the second quarter of 2019 was 13.3%, compared to 11.4% for the second quarter of 2018. The increases were primarily driven by higher gross profit, lower incentive compensation expense, and reduced research and development expenses. The gross profit increase was primarily due to higher shipments, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, warranty claims, and unfavorable product mix.

Adjusted EBIT was $26.4 million for the second quarter of 2019, compared with $22.7 million for the second quarter of 2018, an increase of $3.7 million. Adjusted EBIT margin for the second quarter of 2019 was 16.5%, compared to 15.0% for the second quarter of 2018. The increases were primarily driven by higher gross profit, lower incentive compensation expense, and reduced research and development expenses. The gross profit increase was primarily due to higher shipments, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, warranty claims, and unfavorable product mix.

Precision Devices

	Three Months Ended June 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$45.3		$36.6

Operating earnings	$8.0	17.7%	$7.1	19.4%
Other (income) expense, net	(0.2)		0.7
Earnings from continuing operations before interest and income taxes	$8.2	18.1%	$6.4	17.5%
Stock-based compensation expense	0.4		0.2
Intangibles amortization expense	0.6		0.5
Restructuring charges	0.4		0.1
Production transfer costs (1)	0.9		0.5
Other (2)	—		1.3
Adjusted earnings from continuing operations before interest and income taxes	$10.5	23.2%	$9.0	24.6%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2018, Other represents an adjustment to pre-spin-off pension obligations.

Revenues

Revenues were $45.3 million for the second quarter of 2019, compared with $36.6 million for the second quarter of 2018, an increase of $8.7 million or 23.8%. Revenues increased primarily due to higher shipments to the medical and telecommunications markets, increased revenues related to our acquisition of DITF in January 2019, and the benefit of higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $8.2 million for the second quarter of 2019, compared with $6.4 million for the second quarter of 2018, an increase of $1.8 million. EBIT margin for the second quarter of 2019 was 18.1%, compared to 17.5% for the second quarter of 2018. The increases were primarily driven by higher gross profit as a result of increased shipments and the benefits of higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity.

Adjusted EBIT was $10.5 million for the second quarter of 2019, compared with $9.0 million for the second quarter of 2018, an increase of $1.5 million. Adjusted EBIT margin for the second quarter of 2019 was 23.2%, compared with 24.6% for the second quarter of 2018. The increase in adjusted EBIT was primarily driven by higher gross profit as a result of increased shipments and the benefits of higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. The decrease in adjusted EBIT margin was primarily due to lower gross margins as a result of adding production personnel to support our expansion of production capabilities and unfavorable product mix, partially offset by the benefits of higher pricing.

Segment Results of Operations for the Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Audio

	Six Months Ended June 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$299.0		$298.2

Operating earnings	$33.0	11.0%	$29.3	9.8%
Other income, net	—		(0.3)
Earnings from continuing operations before interest and income taxes	$33.0	11.0%	$29.6	9.9%
Stock-based compensation expense	7.6		7.0
Intangibles amortization expense	2.3		2.3
Restructuring charges	1.9		0.8
Production transfer costs (1)	—		0.9
Adjusted earnings from continuing operations before interest and income taxes	$44.8	15.0%	$40.6	13.6%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $299.0 million for the six months ended June 30, 2019, compared with $298.2 million for the six months ended June 30, 2018, an increase of $0.8 million or 0.3%. Revenues increased primarily due to higher demand of MEMS microphones for Ear and IoT applications and higher shipments of MEMS microphones used in handset applications to our key Chinese OEMs. The increases were partially offset by lower shipments of MEMS microphones to our largest customer as a result of their handset inventory correction earlier in 2019. In addition, shipments of MEMS microphones used in handset applications decreased as a result of lower demand from key Korean and Taiwanese OEMs. Revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $33.0 million for the six months ended June 30, 2019, compared with $29.6 million for the six months ended June 30, 2018, an increase of $3.4 million. EBIT margin for the six months ended June 30, 2019 was 11.0%, compared to 9.9% for the six months ended June 30, 2018. The increases were primarily driven by higher gross profit and lower incentive compensation expense. The gross profit increase was primarily due to higher shipments, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products and warranty claims.

Adjusted EBIT was $44.8 million for the six months ended June 30, 2019, compared with $40.6 million for the six months ended June 30, 2018, an increase of $4.2 million. Adjusted EBIT margin for the six months ended June 30, 2019 was 15.0%, compared to 13.6% for the six months ended June 30, 2018. The increases were primarily driven by higher gross profit and lower incentive compensation expense. The gross profit increase was primarily due to higher shipments, product cost improvements, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products and warranty claims.

Precision Devices

	Six Months Ended June 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$86.0		$68.7

Operating earnings	$15.4	17.9%	$13.1	19.1%
Other (income) expense, net	(0.3)		0.5
Earnings from continuing operations before interest and income taxes	$15.7	18.3%	$12.6	18.3%
Stock-based compensation expense	0.7		0.4
Intangibles amortization expense	1.2		0.9
Restructuring charges	0.7		0.2
Production transfer costs (1)	1.4		0.8
Other (2)	0.5		1.5
Adjusted earnings from continuing operations before interest and income taxes	$20.2	23.5%	$16.4	23.9%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of DITF. In 2018, Other represents expenses related to the acquisition of Compex Corporation and an adjustment to pre-spin-off pension obligations.

Revenues

Revenues were $86.0 million for the six months ended June 30, 2019, compared with $68.7 million for the six months ended June 30, 2018, an increase of $17.3 million or 25.2%. Revenues increased primarily due to higher shipments to the telecommunications and medical markets, increased revenues related to our acquisition of DITF in January 2019, and the benefit of higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $15.7 million for the six months ended June 30, 2019, compared with $12.6 million for the six months ended June 30, 2018, an increase of $3.1 million. EBIT margin for the six months ended June 30, 2019 and 2018 was 18.3%. The increase in EBIT was primarily driven by higher gross profit as a result of increased shipments and the benefits of our higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. Despite an increase in EBIT, our EBIT margin remained flat driven by lower gross margins as a result of adding production personnel to support growth and unfavorable product mix, partially offset by the benefits of higher pricing.

Adjusted EBIT was $20.2 million for the six months ended June 30, 2019, compared with $16.4 million for the six months ended June 30, 2018, an increase of $3.8 million. Adjusted EBIT margin for the six months ended June 30, 2019 was 23.5%, compared with 23.9% for the six months ended June 30, 2018. The increase in adjusted EBIT was primarily driven by higher gross profit as a result of increased shipments and the benefits of our higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. Despite an increase in adjusted EBIT, our adjusted EBIT margin decreased driven by lower gross margins as a result of adding production personnel to support growth and unfavorable product mix, partially offset by the benefits of higher pricing.

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

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medical markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $53.6 million and $73.5 million at June 30, 2019 and December 31, 2018, respectively. Of these amounts, cash held by our non-U.S. operations totaled $50.4 million and $55.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$10.9	$9.3
Investing activities	(35.9)	(65.5)
Financing activities	5.0	(4.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net decrease in cash and cash equivalents	$(19.9)	$(60.9)

Operating Activities

Cash provided by operating activities in 2019 increased $1.6 million compared to 2018, primarily from lower payments to settle our other accrued expenses, which includes lower restructuring payments. In addition, there was a net sum of favorable changes in inventories, net and accounts payable, partially offset by the increased payment to settle our annual incentive compensation obligation, which was accrued at a higher level than in the previous year.

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

Financing Activities

Cash provided by financing activities during 2019 is primarily related to the borrowings under our revolving credit facility of $10.0 million, partially offset by the $5.5 million payment of taxes related to net share settlement of equity awards. The cash used in financing activities for 2018 was primarily related to the $4.1 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 16. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2019	December 31, 2018
3.25% convertible senior notes	$152.9	$149.1
Revolving credit facility	19.0	9.0
Total	171.9	158.1
Less current maturities (1)	—	—
Total long-term debt	$171.9	$158.1
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At June 30, 2019, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of our exposure to market risk as of December 31, 2018, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as otherwise noted above, there have been no material developments in legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there have been no material changes in our previously reported risk factors.

Item 5. Other Information

At the July 30, 2019 meeting of the Company’s Board of Directors, the Board adopted an amendment to the Company’s Amended and Restated By-Laws eliminating the supermajority vote required for stockholders to amend the by-laws and replacing it with a majority vote standard, consistent with the proposal approved by stockholders at the Company’s annual meeting held on May 31, 2019, and also adopted the Company’s Second Amended and Restated By-Laws integrating that and all other prior amendments to the by-laws. In addition, the Board approved the Company’s Restated Certificate of Incorporation, integrating all prior amendments to the certificate of incorporation. On July 30, 2019, the Company filed the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which became effective immediately upon filing. Copies of the Restated Certificate of Incorporation and Second Amended and Restated By-Laws are filed with this Quarterly Report on Form 10-Q as Exhibits 3.1 and 3.2, respectively.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Knowles Corporation, effective July 30, 2019

3.2	Second Amended and Restated By-Laws of Knowles Corporation, effective July 30, 2019

10.40
Settlement Agreement, dated May 9, 2019, by and among Knowles Corporation, Caligan Partners CV I LP, Caligan Partners LP, Caligan Partners CV GP LLC, Caligan Partners GP, LLC, Falcon Edge Capital, LP, Falcon Edge (Cayman) GP, Ltd., Falcon Edge Global Master Fund, LP, Moraine Master Fund, LP, Patriot Global Management, LP, Samuel J. Merksamer, David E. Johnson, and Jonathan Christodoro, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2019 and incorporated herein by reference thereto

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 30, 2019	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)