Form 10-Q
period 2019-09-30
Knowles Corp
filed 2019-10-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 24, 2019 was 91,545,331.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$235.9	$236.2	$620.9	$603.1
Cost of goods sold	142.3	146.4	381.5	374.7
Restructuring charges - cost of goods sold	0.1	—	1.0	0.1
Gross profit	93.5	89.8	238.4	228.3
Research and development expenses	23.4	25.2	73.1	75.4
Selling and administrative expenses	34.6	34.5	111.1	107.4
Restructuring charges	1.9	0.5	3.8	1.4
Operating expenses	59.9	60.2	188.0	184.2
Operating earnings	33.6	29.6	50.4	44.1
Interest expense, net	3.8	4.0	10.9	12.1
Other (income) expense, net	(0.6)	0.3	(0.1)	0.5
Earnings before income taxes and discontinued operations	30.4	25.3	39.6	31.5
Provision for income taxes	5.0	43.1	11.0	45.3
Earnings (loss) from continuing operations	25.4	(17.8)	28.6	(13.8)
Earnings from discontinued operations, net	—	1.6	—	1.9
Net earnings (loss)	$25.4	$(16.2)	$28.6	$(11.9)

Earnings (loss) per share from continuing operations:
Basic	$0.28	$(0.20)	$0.31	$(0.15)
Diluted	$0.27	$(0.20)	$0.31	$(0.15)

Earnings per share from discontinued operations:
Basic	$—	$0.02	$—	$0.02
Diluted	$—	$0.02	$—	$0.02

Net earnings (loss) per share:
Basic	$0.28	$(0.18)	$0.31	$(0.13)
Diluted	$0.27	$(0.18)	$0.31	$(0.13)

Weighted-average common shares outstanding:
Basic	91,398,539	90,171,928	90,988,468	89,988,254
Diluted	93,859,446	90,171,928	92,655,874	89,988,254

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings (loss)	$25.4	$(16.2)	$28.6	$(11.9)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(4.9)	(7.7)	(3.4)	(10.4)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.1	0.4	0.4
Net change in employee benefit plans	0.1	0.1	0.4	0.4

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(1.3)	(1.1)	(1.1)	(2.3)
Net losses reclassified into earnings	0.4	0.9	0.5	0.2
Total cash flow hedges	(0.9)	(0.2)	(0.6)	(2.1)

Other comprehensive loss, net of tax	(5.7)	(7.8)	(3.6)	(12.1)

Comprehensive earnings (loss)	$19.7	$(24.0)	$25.0	$(24.0)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$69.7	$73.5
Receivables, net of allowances of $0.7 and $0.6	162.4	140.3
Inventories, net	151.2	140.1
Prepaid and other current assets	11.0	11.1
Total current assets	394.3	365.0
Property, plant, and equipment, net	207.5	211.7
Goodwill	891.1	887.9
Intangible assets, net	54.8	56.7
Operating lease right-of-use assets	35.6	—
Other assets and deferred charges	24.2	26.6
Total assets	$1,607.5	$1,547.9

Current liabilities:
Accounts payable	$73.9	$77.2
Accrued compensation and employee benefits	30.5	40.2
Operating lease liabilities	9.2	—
Other accrued expenses	19.9	20.1
Federal and other taxes on income	5.8	4.3
Total current liabilities	139.3	141.8
Long-term debt	154.8	158.1
Deferred income taxes	2.1	2.1
Long-term operating lease liabilities	27.1	—
Other liabilities	26.9	34.3
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 91,528,745 and 90,212,779 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,566.6	1,545.9
Accumulated deficit	(195.6)	(224.2)
Accumulated other comprehensive loss	(114.6)	(111.0)
Total stockholders' equity	1,257.3	1,211.6
Total liabilities and stockholders' equity	$1,607.5	$1,547.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2
Net earnings	—	—	25.4	—	25.4
Other comprehensive loss, net of tax	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	5.2	—	—	5.2
Common stock issued for exercise of stock options	—	5.7	—	—	5.7
Tax on restricted stock unit vesting	—	(0.5)	—	—	(0.5)
Balance at September 30, 2019	$0.9	$1,566.6	$(195.6)	$(114.6)	$1,257.3

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2018	$0.9	$1,533.6	$(287.6)	$(104.3)	$1,142.6
Net loss	—	—	(16.2)	—	(16.2)
Other comprehensive loss, net of tax	—	—	—	(7.8)	(7.8)
Stock-based compensation expense	—	6.5	—	—	6.5
Common stock issued for exercise of stock options	—	0.2	—	—	0.2
Tax on restricted stock unit vesting	—	(0.4)	—	—	(0.4)
Balance at September 30, 2018	$0.9	$1,539.9	$(303.8)	$(112.1)	$1,124.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net earnings	—	—	28.6	—	28.6
Other comprehensive loss, net of tax	—	—	—	(3.6)	(3.6)
Stock-based compensation expense	—	19.2	—	—	19.2
Common stock issued for exercise of stock options and other	—	7.5	—	—	7.5
Tax on restricted stock unit vesting	—	(6.0)	—	—	(6.0)
Balance at September 30, 2019	$0.9	$1,566.6	$(195.6)	$(114.6)	$1,257.3

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1
Net loss	—	—	(11.9)	—	(11.9)
Other comprehensive loss, net of tax	—	—	—	(12.1)	(12.1)
Stock-based compensation expense	—	20.8	—	—	20.8
Common stock issued for exercise of stock options	—	0.5	—	—	0.5
Tax on restricted stock unit vesting	—	(4.5)	—	—	(4.5)
Balance at September 30, 2018	$0.9	$1,539.9	$(303.8)	$(112.1)	$1,124.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net earnings (loss)	$28.6	$(11.9)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	40.4	39.7
Stock-based compensation	19.2	20.8
Non-cash interest expense and amortization of debt issuance costs	6.1	5.7
Loss on disposal of fixed assets	0.1	0.2
Deferred income taxes	(0.1)	(0.9)
Gain on sale of business	—	(1.6)
Other, net	(0.9)	(2.4)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(20.9)	(8.5)
Inventories, net	(11.1)	(29.7)
Prepaid and other current assets	(0.6)	(2.6)
Accounts payable	(0.3)	(1.7)
Accrued compensation and employee benefits	(9.4)	2.6
Other accrued expenses	1.6	(4.8)
Accrued taxes	1.8	33.4
Other non-current assets and non-current liabilities	(3.9)	1.0
Net cash provided by operating activities	50.6	39.3

Investing Activities
Proceeds from the sale of business	—	10.0
Additions to property, plant, and equipment	(32.6)	(58.0)
Acquisitions of business (net of cash acquired)	(11.4)	(18.0)
Net cash used in investing activities	(44.0)	(66.0)

Financing Activities
Payments under revolving credit facility	(19.0)	(10.0)
Borrowings under revolving credit facility	10.0	—
Tax on restricted stock unit vesting	(6.0)	(4.5)
Payments of finance lease obligations	(1.4)	(1.3)
Payment of consideration owed for acquisitions	(1.2)	(1.0)
Net proceeds from exercise of stock-based awards	7.3	0.5
Net cash used in financing activities	(10.3)	(16.3)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)

Net decrease in cash and cash equivalents	(3.8)	(43.1)
Cash and cash equivalents at beginning of period	73.5	111.7
Cash and cash equivalents at end of period	$69.7	$68.6

Supplemental information - cash paid for:
Income taxes	$9.9	$10.3
Interest	$4.3	$5.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2019 and 2018 were $4.2 million and $8.0 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14 to amend disclosure requirements related to defined benefit pension and other postretirement plans. The standard is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted and retrospective application of the guidance is required. The Company plans to early adopt the standard in the fourth quarter of 2019, which is not expected to have a significant impact on its disclosures. As the standard relates only to disclosures, there will be no impact on the Consolidated Financial Statements.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Selling and administrative expenses	—	(0.2)
Operating income	—	(0.2)
Other income, net	—	(0.2)
Gain on sale of business (1)	(1.6)	(1.6)
Earnings from discontinued operations before taxes (2)	1.6	2.0
Provision for income taxes	—	0.1
Earnings from discontinued operations, net of tax	$1.6	$1.9
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
(unaudited)

Discontinued operations had no impact on the Company's results of operations for the three and nine months ended September 30, 2019. There were no assets and liabilities of discontinued operations as of September 30, 2019 and December 31, 2018. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the nine months ended September 30, 2019 and 2018.

4. Acquisitions

DITF Acquisition

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medical markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are DITF's revenues and loss before income taxes of $6.2 million and less than $0.1 million, respectively, from the date of acquisition through September 30, 2019.

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
(unaudited)

Other Acquisitions

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation ("Compex") for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled during the second quarter of 2018 as well as a $1.0 million holdback that was paid during the third quarter of 2019 and was previously recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, defense, and aerospace markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $9.5 million and $2.6 million, respectively, from the date of acquisition through September 30, 2018.

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2019	December 31, 2018
Raw materials	$78.8	$70.8
Work in progress	32.8	30.2
Finished goods	62.2	65.3
Subtotal	173.8	166.3
Less reserves	(22.6)	(26.2)
Total	$151.2	$140.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2019	December 31, 2018
Land	$7.6	$7.5
Buildings and improvements	103.1	102.3
Machinery, equipment, and other	521.8	499.9
Subtotal	632.5	609.7
Less accumulated depreciation	(425.0)	(398.0)
Total	$207.5	$211.7

Depreciation expense totaled $11.6 million and $11.4 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense totaled $35.1 million and $34.8 million, respectively.

7. Goodwill and Other Intangible Assets

The changes in carrying value of goodwill by reportable segment for the nine months ended September 30, 2019 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2018	$859.9	$28.0	$887.9
Acquisition	—	3.2	3.2
Balance at September 30, 2019	$859.9	$31.2	$891.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$0.9	$0.1	$0.5	$0.2
Patents	40.8	30.3	40.8	26.9
Customer relationships	12.0	3.2	10.6	2.0
Unpatented technologies	3.2	0.6	4.4	2.7
Other	0.2	0.1	0.2	—
Total	57.1	34.3	56.5	31.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$54.8		$56.7

Amortization expense totaled $1.8 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense was $5.3 million and $4.9 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q4 2019	$1.7
2020	6.9
2021	6.9
2022	1.6
2023	1.6

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the components of lease cost:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$2.1	$7.2
Finance lease cost:
Amortization of right-of-use assets	0.6	1.6
Interest on lease liabilities	0.1	0.1
Sublease income	(0.7)	(2.2)
Total lease cost	$2.1	$6.7
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	September 30, 2019
Finance lease right-of-use assets	Property, plant, and equipment, net	$12.2

Current finance lease liabilities	Other accrued expenses	$2.4
Long-term finance lease liabilities	Other liabilities	7.3
Total finance lease liabilities		$9.7

The following table presents supplemental cash flow information related to leases:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.0
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	1.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6
Finance leases	0.3

The following table details weighted-average remaining lease terms and discount rates:

(in millions)	September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.5
Finance leases	5.3
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.6%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details maturities of lease liabilities as of September 30, 2019:

(in millions)	Operating Leases	Finance Leases
Q4 2019	$3.3	$0.6
2020	9.5	2.4
2021	9.3	2.3
2022	8.3	2.3
2023	6.3	2.3
2024 and thereafter	3.0	1.2
Total lease payments	39.7	11.1
Less interest	(3.4)	(1.4)
Present value of lease liabilities	$36.3	$9.7

The aggregate future minimum lease payments for capital and operating leases as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$9.7	$2.3
2020	9.3	2.3
2021	8.8	2.3
2022	8.1	2.3
2023	6.1	2.3
2024 and thereafter	3.8	2.6
Total minimum lease payments	45.8	14.1
Less sublease rental income	(8.8)	—
Net minimum lease payments	$37.0	14.1
Less imputed interest		(1.6)
Present value of capital lease obligations		$12.5

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three and nine months ended September 30, 2019, the Company recorded restructuring charges of $0.1 million and $1.0 million, respectively, within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. During the three and nine months ended September 30, 2019, the Company also recorded restructuring charges of $1.9 million and $3.8 million, respectively, within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the nine months ended September 30, 2018, the Company recorded restructuring charges of $0.1 million within Gross profit for actions associated with rationalizing the workforce in the PD segment. During the three and nine months ended September 30, 2018, the Company recorded restructuring charges of $0.5 million and $1.4 million, respectively, within Operating expenses primarily for actions associated with rationalizing the workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Audio	$1.9	$0.3	$3.8	$1.1
Precision Devices	0.1	—	0.8	0.2
Corporate	—	0.2	0.2	0.2
Total	$2.0	$0.5	$4.8	$1.5

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2018	$0.8	$0.3	$1.1
Restructuring charges	4.8	—	4.8
Payments	(4.4)	—	(4.4)
Other (1)	—	(0.3)	(0.3)
Balance at September 30, 2019	$1.2	$—	$1.2

(1) Contract termination accruals related to leases of $0.3 million were reclassified to the related operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	September 30, 2019	December 31, 2018
Other accrued expenses	$1.2	$0.9
Other liabilities	—	0.2
Total	$1.2	$1.1

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At September 30, 2019 and December 31, 2018, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $51.5 million and $41.6 million, respectively.

To manage its exposure to market risk for changes in interest rates, the Company entered into an interest rate swap on November 12, 2014 to convert variable interest rate payments into fixed payments. The Company designated the swap as a cash flow hedge with re-measurement gains and losses recorded through AOCI. The interest rate swap ended in July 2018 and had a notional amount of $50.0 million.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At September 30, 2019 and December 31, 2018, the notional value of the derivatives related to economic hedging was $29.6 million and $19.8 million, respectively.

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

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.1	$0.2
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(1.3)	(0.6)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.2	0.2
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.3)	—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Hedge Type	Contract Type	2019	2018	2019	2018
Cash flow hedges	Foreign exchange contracts	$(1.6)	$(1.3)	$(1.4)	$(2.8)
Cash flow hedges	Interest rate contracts	—	—	—	0.1

The table above excludes a tax benefit of $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and a tax benefit of $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Three Months Ended September 30,
		2019		2018
Hedge Type	Contract Type	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Interest expense, net	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$142.3	$(0.6)	$146.4	$4.0	$0.3

Effect of derivatives designated as hedging instruments
Amount of loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.5	—	1.1	—	—
Cash flow hedges	Interest rate contracts	—	—	—	—	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	0.3	—	—	0.3

		Nine Months Ended September 30,
		2019		2018
Hedge Type	Contract Type	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Interest expense, net	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$381.5	$(0.1)	$374.7	$12.1	$0.5

Effect of derivatives designated as hedging instruments
Amount of loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.7	—	0.3	—	—
Cash flow hedges	Interest rate contracts	—	—	—	—	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	0.5	—	—	0.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2019	December 31, 2018
3.25% convertible senior notes	$154.8	$149.1
Revolving credit facility	—	9.0
Total	154.8	158.1
Less current maturities (1)	—	—
Total long-term debt	$154.8	$158.1

(1) There are no required principal payments due under the 3.25% convertible senior notes until maturity in November 2021.

Total debt principal payments over the next five years are as follows:

(in millions)	Q4 2019	2020	2021	2022	2023
Debt principal payments	$—	$—	$172.5	$—	$—

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 each year and commenced on November 1, 2016.

The Notes are governed by an Indenture (the "Indenture") between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company will pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash. The initial conversion rate is 54.2741 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $18.4250 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may be required, in certain circumstances, to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of September 30, 2019, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	September 30, 2019	December 31, 2018
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(17.7)	(23.4)
Total	154.8	149.1
Less current maturities (1)	—	—
Long-term portion	$154.8	$149.1

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2019 was $222.0 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the third quarter of 2019.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
3.25% coupon	$1.4	$1.4	$4.2	$4.2
Amortization of debt issuance costs	0.2	0.2	0.6	0.6
Amortization of debt discount	1.7	1.6	5.1	4.7
Total	$3.3	$3.2	$9.9	$9.5

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2019	December 31, 2018
$400.0 million revolving credit facility due October 2022	$—	$9.0
Less current maturities	—	—
Long-term portion	$—	$9.0

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

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At September 30, 2019, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 3.99% and 3.48% for the nine months ended September 30, 2019 and 2018, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility for the nine months ended September 30, 2018 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.24% for the nine months ended September 30, 2019 and 2018, respectively.

See Note 10. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(4.9)	$—	$(4.9)	$(7.7)	$—	$(7.7)
Employee benefit plans	0.1	—	0.1	0.1	—	0.1
Changes in fair value of cash flow hedges	(1.1)	0.2	(0.9)	(0.2)	—	(0.2)
Total other comprehensive loss	$(5.9)	$0.2	$(5.7)	$(7.8)	$—	$(7.8)

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.4)	$—	$(3.4)	$(10.4)	$—	$(10.4)
Employee benefit plans	0.4	—	0.4	0.4	—	0.4
Changes in fair value of cash flow hedges	(0.7)	0.1	(0.6)	(2.4)	0.3	(2.1)
Total other comprehensive loss	$(3.7)	$0.1	$(3.6)	$(12.4)	$0.3	$(12.1)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2019 and 2018:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive (loss) earnings, net of tax	(0.6)	0.4	(3.4)	(3.6)
Balance at September 30, 2019	$(1.0)	$(15.1)	$(98.5)	$(114.6)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive (loss) earnings, net of tax	(2.1)	0.4	(10.4)	(12.1)
Balance at September 30, 2018	$(1.6)	$(14.9)	$(95.6)	$(112.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.1	$0.1
Tax	Provision for income taxes	—	—
Net of tax		$0.1	$0.1

Cash flow hedges:
Net losses reclassified into earnings	Various (1)	$0.5	$1.1
Tax	Provision for income taxes	(0.1)	(0.2)
Net of tax		$0.4	$0.9

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.4	$0.4
Tax	Provision for income taxes	—	—
Net of tax		$0.4	$0.4

Cash flow hedges:
Net losses reclassified into earnings	Various (1)	$0.7	$0.3
Tax	Provision for income taxes	(0.2)	(0.1)
Net of tax		$0.5	$0.2
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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2019 was a 16.4% provision and a 27.8% provision, respectively. During the three and nine months ended September 30, 2019, the ETR from continuing operations was impacted by discrete items totaling $0.2 million of expense and $0.3 million of benefit, respectively. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2019 was a 15.8% provision and a 28.5% provision, respectively.

The Company's ETR from continuing operations for the three and nine months ended September 30, 2018 was a 170.4% provision and a 143.8% provision, respectively. During the three and nine months ended September 30, 2018, the ETR from continuing operations was impacted by discrete items totaling $39.7 million and $39.9 million of expense, respectively, primarily related to an increase in uncertain tax positions of $36.0 million due to resulting consequences of the Tax Cuts and Jobs Act and a $3.1 million adjustment to the Company's Staff Accounting Bulletin No. 118 provisional deemed repatriation tax. During the fourth quarter of 2018, the Company recognized a $36.0 million benefit related to the release of the uncertain tax position based on Internal Revenue Service approval for an entity classification. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2018 was a 13.4% provision and a 17.1% provision, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The changes in ETR were also due to the mix of earnings and losses by taxing jurisdictions. The ETR is favorably impacted by two tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and nine months ended September 30, 2019 was approximately $6.5 million and $14.4 million, respectively, or $0.07 and $0.16 on a per share basis. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2018 was approximately $7.2 million and $11.3 million, respectively, or $0.08 and $0.13 on a per share basis.

14. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $5.2 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, stock-based compensation expense was $19.2 million and $20.8 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the nine months ended September 30, 2019 and 2018 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Nine Months Ended September 30,
	2019			2018
Risk-free interest rate	1.72%	to	2.44%	2.59%
Dividend yield	—%			—%
Expected life (years)	4.5			4.5
Volatility	41.0%	to	42.9%	41.2%
Fair value at date of grant	$6.22	to	$7.35	$4.83	to	$6.59

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2019 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	781,995	$21.85			5,471,493	$17.64
Granted	—	—			881,463	16.20
Exercised	(78,470)	14.28			(479,045)	15.28
Forfeited	—	—			(181,883)	15.78
Expired	(106,988)	22.54			(84,397)	28.45
Outstanding at September 30, 2019	596,537	$22.72	$—	2.6	5,607,631	$17.51	$24.2	3.8

Exercisable at September 30, 2019	596,537	$22.72	$—	2.6	4,029,315	$18.12	$17.3	3.0

There was no unrecognized compensation expense related to SSARs at September 30, 2019. At September 30, 2019, unrecognized compensation expense related to stock options not yet exercisable of $6.8 million is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	2,446,431	$15.12
Granted	1,485,154	16.16
Vested	(1,143,907)	14.70
Forfeited	(389,585)	15.57
Unvested at September 30, 2019	2,398,093	$15.89

At September 30, 2019, $27.2 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	557,967	$14.27
Granted	294,678	18.41
Vested	—	—
Forfeited	(39,934)	15.65
Unvested at September 30, 2019	812,711	$15.70

At September 30, 2019, $8.0 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Earnings (loss) from continuing operations	$25.4	$(17.8)	$28.6	$(13.8)
Earnings from discontinued operations, net	—	1.6	—	1.9
Net earnings (loss)	$25.4	$(16.2)	$28.6	$(11.9)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.28	$(0.20)	$0.31	$(0.15)
Earnings from discontinued operations, net	—	0.02	—	0.02
Net earnings (loss)	$0.28	$(0.18)	$0.31	$(0.13)

Weighted-average shares outstanding	91,398,539	90,171,928	90,988,468	89,988,254

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.27	$(0.20)	$0.31	$(0.15)
Earnings from discontinued operations, net	—	0.02	—	0.02
Net earnings (loss)	$0.27	$(0.18)	$0.31	$(0.13)

Diluted weighted-average shares outstanding	93,859,446	90,171,928	92,655,874	89,988,254

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and nine months ended September 30, 2019, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 2,064,121 and 4,118,639, respectively. For the three and nine months ended September 30, 2018, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 5,658,260 and 5,365,031, respectively.

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
(unaudited)

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals were not significant at September 30, 2019 and December 31, 2018.

17. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenues:
Audio	$193.7	$199.0	$492.7	$497.2
Precision Devices	42.2	37.2	128.2	105.9
Total revenues	$235.9	$236.2	$620.9	$603.1

Earnings from continuing operations before interest and income taxes:
Audio	$39.1	$37.5	$72.1	$67.1
Precision Devices	7.6	7.0	23.3	19.6
Total segments	46.7	44.5	95.4	86.7
Corporate expense / other	12.5	15.2	44.9	43.1
Interest expense, net	3.8	4.0	10.9	12.1
Earnings before income taxes and discontinued operations	30.4	25.3	39.6	31.5
Provision for income taxes	5.0	43.1	11.0	45.3
Earnings (loss) from continuing operations	$25.4	$(17.8)	$28.6	$(13.8)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2019	December 31, 2018
Audio	$1,438.6	$1,409.1
Precision Devices	164.1	136.9
Corporate / eliminations	4.8	1.9
Total	$1,607.5	$1,547.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Asia	$178.0	$182.5	$443.1	$440.3
United States	32.2	31.7	97.3	93.7
Europe	22.2	19.9	71.1	62.1
Other Americas	1.9	0.8	4.6	2.6
Other	1.6	1.3	4.8	4.4
Total	$235.9	$236.2	$620.9	$603.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $153.0 million and $128.6 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our total remaining performance obligations are immaterial.

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

Non-GAAP Financial Measures

In addition to the GAAP financial measures included in this item, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team and Board of Directors focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

Results of Operations for the Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

	Three Months Ended September 30,
(in millions, except per share amounts)	2019	2018
Revenues	$235.9	$236.2

Gross profit	$93.5	$89.8
Non-GAAP gross profit	$94.7	$90.7

Earnings from continuing operations before interest and income taxes	$34.2	$29.3
Adjusted earnings from continuing operations before interest and income taxes	$44.3	$38.6

Provision for income taxes	$5.0	$43.1
Non-GAAP provision for income taxes	$6.4	$4.1

Earnings (loss) from continuing operations	$25.4	$(17.8)
Non-GAAP net earnings from continuing operations	$35.8	$32.1

Earnings (loss) per share from continuing operations - diluted	$0.27	$(0.20)
Non-GAAP diluted earnings per share from continuing operations	$0.38	$0.34

Revenues

Revenues for the third quarter of 2019 were $235.9 million, compared with $236.2 million for the third quarter of 2018, a decrease of $0.3 million or 0.1%. PD revenues increased $5.0 million primarily due to our acquisition of DITF, higher shipments to the defense and medtech markets, and higher pricing. Audio revenues decreased $5.3 million primarily due to lower demand for MEMS microphones and Intelligent Audio solutions in handset applications, partially offset by higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2019 was $142.3 million, compared with $146.4 million for the third quarter of 2018, a decrease of $4.1 million or 2.8%. This decrease was primarily the result of product cost reductions and favorable product mix, partially offset by higher shipping volume as well as personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity.

Restructuring Charges

During the third quarter of 2019, we recorded restructuring charges of $0.1 million within Gross Profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.9 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the third quarter of 2018, we recorded total restructuring charges of $0.5 million that were classified as Operating expenses. The restructuring charges consist primarily of actions associated with rationalizing the workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2019 was $93.5 million, compared with $89.8 million for the third quarter of 2018, an increase of $3.7 million or 4.1%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2019 was 39.6%, compared with 38.0% for the third quarter of 2018. The gross profit and margin increase was primarily due to product cost reductions and favorable product mix, partially offset by lower average pricing on mature products as well as personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity.

Non-GAAP gross profit for the third quarter of 2019 was $94.7 million, compared with $90.7 million for the third quarter of 2018, an increase of $4.0 million or 4.4%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2019 was 40.1%, compared with 38.4% for the third quarter of 2018. The non-GAAP gross profit and margin increase was primarily due to product cost reductions and favorable product mix, partially offset by lower average pricing on mature products as well as personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity.

Research and Development Expenses

Research and development expenses for the third quarter of 2019 were $23.4 million, compared with $25.2 million for the third quarter of 2018, a decrease of $1.8 million or 7.1%. Research and development expenses as a percentage of revenues for the third quarter of 2019 and 2018 were 9.9% and 10.7%, respectively. The decreases were primarily driven by lower incentive compensation and lower salary compensation as a result of headcount reductions to optimize the Audio segment workforce.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2019 were $34.6 million, compared with $34.5 million for the third quarter of 2018, an increase of $0.1 million or 0.3%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2019 and 2018 were 14.7% and 14.6%, respectively. The increases were primarily driven by higher legal expenses related to protecting our intellectual property and our acquisition of DITF, offset by lower incentive and stock-based compensation.

Interest Expense, net

Interest expense for the third quarter of 2019 was $3.8 million, compared with $4.0 million for the third quarter of 2018, a decrease of $0.2 million. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2019 was a 16.4% provision, compared with a 170.4% provision for the third quarter of 2018. The ETR from continuing operations for the third quarter of 2019 was impacted by net discrete expense totaling $0.2 million. The ETR from continuing operations for the third quarter of 2018 was impacted by net discrete expense totaling $39.7 million, primarily related to an increase to the Company's uncertain tax positions of $36.0 million due to the resulting consequences of the Tax Cuts and Jobs Act ("Tax Reform Act") and a $3.1 million adjustment to its Staff Accounting Bulletin No. 118 ("SAB 118") provisional deemed repatriation tax. During the fourth quarter of 2018, the Company recognized a $36.0 million benefit related to the release of the uncertain tax position based on Internal Revenue Service (“IRS”) approval for an entity classification. Absent the discrete items, the ETR from continuing operations for the third quarter of 2019 and 2018 was a 15.8% provision and a 13.4% provision, respectively. The change in the ETR was primarily due to the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions in the third quarter of 2018, a change in the Company's SAB 118 provisional amounts in the third quarter of 2018, and the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the third quarter of 2019 was a 15.2% provision, compared with an 11.3% provision for the third quarter of 2018. The non-GAAP ETR from continuing operations for the third quarter of 2019 was impacted by a net discrete benefit totaling $0.1 million. The non-GAAP ETR from continuing operations for the third quarter of 2018 was impacted by net discrete expense totaling $1.2 million. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2019 and 2018 was a 15.4% provision and an 8.0% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the third quarter of 2019 was $25.4 million, compared with a $17.8 million loss for the third quarter of 2018, an increase of $43.2 million. The increase is primarily due to a lower provision for income taxes, higher gross profit, and lower research and development expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the third quarter of 2019 was $34.2 million, compared with $29.3 million for the third quarter of 2018, an increase of $4.9 million. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the third quarter of 2019 was 14.5%, compared with 12.4% for the third quarter of 2018. The increases in EBIT and EBIT margin were primarily due to higher gross profit and lower research and development expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2019 was $44.3 million, compared with $38.6 million for the third quarter of 2018, an increase of $5.7 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2019 was 18.8%, compared with 16.3% for the third quarter of 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit and lower non-GAAP research and development expenses.

Earnings from Discontinued Operations, net

There was no impact related to the sale of our Timing Device Business on November 28, 2017 in the third quarter of 2019, compared with earnings of $1.6 million for the third quarter of 2018.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.27 for the third quarter of 2019, compared with a $0.20 loss per share for the third quarter of 2018. The increase in diluted earnings per share was primarily due to a lower provision for income taxes and higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.38 for the third quarter of 2019, compared with $0.34 for the third quarter of 2018. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher Non-GAAP provision for income taxes.

Results of Operations for the Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018
Revenues	$620.9	$603.1

Gross profit	$238.4	$228.3
Non-GAAP gross profit	$242.7	$231.6

Earnings from continuing operations before interest and income taxes	$50.5	$43.6
Adjusted earnings from continuing operations before interest and income taxes	$87.1	$74.7

Provision for income taxes	$11.0	$45.3
Non-GAAP provision for income taxes	$13.0	$7.7

Earnings (loss) from continuing operations	$28.6	$(13.8)
Non-GAAP net earnings from continuing operations	$68.3	$59.6

Earnings (loss) per share from continuing operations - diluted	$0.31	$(0.15)
Non-GAAP diluted earnings per share from continuing operations	$0.72	$0.64

Revenues

Revenues for the nine months ended September 30, 2019 were $620.9 million, compared with $603.1 million for the nine months ended September 30, 2018, an increase of $17.8 million or 3.0%. PD revenues increased $22.3 million primarily due to higher shipments to the defense, telecommunications, and medtech markets, increased revenues related to our acquisition of DITF, and higher pricing. Audio revenues decreased $4.5 million due to lower demand for MEMS microphones and Intelligent Audio solutions in handset applications, partially offset by higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

COGS for the nine months ended September 30, 2019 was $381.5 million, compared with $374.7 million for the nine months ended September 30, 2018, an increase of $6.8 million or 1.8%. This increase was primarily the result of higher shipping volume, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Restructuring Charges

During the nine months ended September 30, 2019, we recorded restructuring charges of $1.0 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $3.8 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the nine months ended September 30, 2018, we recorded total restructuring charges of $1.5 million. The restructuring charges consist primarily of actions associated with rationalizing the workforce. Restructuring charges classified as COGS and Operating expenses were $0.1 million and $1.4 million, respectively.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2019 was $238.4 million, compared with $228.3 million for the nine months ended September 30, 2018, an increase of $10.1 million or 4.4%. Gross profit margin for the third quarter of 2019 was 38.4%, compared with 37.9% for the nine months ended September 30, 2018. The gross profit and margin increase was primarily due to product cost reductions, higher shipping volumes, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims.

Non-GAAP gross profit for the nine months ended September 30, 2019 was $242.7 million, compared with $231.6 million for the nine months ended September 30, 2018, an increase of $11.1 million or 4.8%. Non-GAAP gross profit margin for the nine months ended September 30, 2019 and 2018 was 39.1% and 38.4%, respectively. The non-GAAP gross profit and margin increase was primarily due to product cost reductions, higher shipping volumes, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, and warranty claims.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $73.1 million, compared with $75.4 million for the nine months ended September 30, 2018, a decrease of $2.3 million or 3.1%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2019 and 2018 were 11.8% and 12.5%, respectively. The decreases were primarily driven by lower incentive compensation and lower salary compensation as a result of headcount reductions to optimize the Audio segment workforce.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2019 were $111.1 million, compared with $107.4 million for the nine months ended September 30, 2018, an increase of $3.7 million or 3.4%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2019 and 2018 were 17.9% and 17.8%, respectively. The increases were primarily driven by expenses related to shareholder activism, higher legal expense related to protecting our intellectual property, and our acquisition of DITF, partially offset by lower incentive and stock-based compensation.

Interest Expense, net

Interest expense for the nine months ended September 30, 2019 was $10.9 million, compared with $12.1 million for the nine months ended September 30, 2018, a decrease of $1.2 million. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2019 was a 27.8% provision, compared with a 143.8% provision for the nine months ended September 30, 2018. The ETR from continuing operations for the nine months ended September 30, 2019 was impacted by a net discrete benefit totaling $0.3 million. The ETR from continuing operations for the nine months ended September 30, 2018 was impacted by net discrete expense totaling $39.9 million, primarily related to an increase to the Company’s uncertain tax positions of $36.0 million due to the resulting consequences of the Tax Reform Act and a $3.3 million adjustment to its SAB 118 provisional deemed repatriation tax. During the fourth quarter of 2018, the Company recognized a $36.0 million benefit related to the release of the uncertain tax position based on IRS approval for an entity classification. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2019 was a 28.5% provision, compared to a 17.1% provision for the nine months ended September 30, 2018. The change in ETR was primarily due to the Tax Reform Act and its resulting consequences that were accounted for as uncertain tax positions for the nine months ended September 30, 2018 and the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2019 was a 16.0% provision, compared with an 11.4% provision for the nine months ended September 30, 2018. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2019 was impacted by net discrete expense totaling $0.7 million, primarily related to a change in the Company’s uncertain tax positions. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2018 was impacted by net discrete expense totaling $1.5 million, primarily related to provision to return adjustments. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2019 was a 15.1% provision, compared to a 9.2% provision for the nine months ended September 30, 2018. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the nine months ended September 30, 2019 was $28.6 million, compared with a $13.8 million loss for the nine months ended September 30, 2018, an increase of $42.4 million. The increase is primarily due to a lower provision for income taxes and higher gross profit, partially offset by increased operating expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT from continuing operations for the nine months ended September 30, 2019 was $50.5 million, compared with $43.6 million for the nine months ended September 30, 2018, an increase of $6.9 million. EBIT margin for the nine months ended September 30, 2019 was 8.1%, compared with 7.2% for the nine months ended September 30, 2018. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by increased operating expenses.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2019 was $87.1 million, compared with $74.7 million for the nine months ended September 30, 2018, an increase of $12.4 million. Adjusted EBIT margin for the nine months ended September 30, 2019 was 14.0%, compared with 12.4% for the nine months ended September 30, 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no impact related to the sale of our Timing Device Business in the nine months ended September 30, 2019, compared with earnings of $1.9 million for the nine months ended September 30, 2018.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.31 for the nine months ended September 30, 2019, compared with a $0.15 loss for the nine months ended September 30, 2018. The change was mainly driven by a lower provision for income taxes and higher EBIT.

Non-GAAP diluted earnings per share from continuing operations was $0.72 for the nine months ended September 30, 2019, compared with $0.64 for the nine months ended September 30, 2018. The increase in Non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher Non-GAAP provision for income taxes.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Gross profit	$93.5	$89.8	$238.4	$228.3
Stock-based compensation expense	0.4	0.4	1.2	1.2
Restructuring charges	0.1	—	1.0	0.1
Production transfer costs (2)	0.7	0.5	2.1	1.8
Other (3)	—	—	—	0.2
Non-GAAP gross profit	$94.7	$90.7	$242.7	$231.6

Earnings (loss) from continuing operations	$25.4	$(17.8)	$28.6	$(13.8)
Interest expense, net	3.8	4.0	10.9	12.1
Provision for income taxes	5.0	43.1	11.0	45.3
Earnings from continuing operations before interest and income taxes	34.2	29.3	50.5	43.6
Stock-based compensation expense	5.2	6.5	19.2	20.8
Intangibles amortization expense	1.8	1.7	5.3	4.9
Restructuring charges	2.0	0.5	4.8	1.5
Production transfer costs (2)	0.7	0.5	2.1	2.2
Other (3)	0.4	0.1	5.2	1.7
Adjusted earnings from continuing operations before interest and income taxes	$44.3	$38.6	$87.1	$74.7

Interest expense, net	$3.8	$4.0	$10.9	$12.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.6	5.1	4.7
Non-GAAP interest expense	$2.1	$2.4	$5.8	$7.4

Provision for income taxes	$5.0	$43.1	$11.0	$45.3
Income tax effects of non-GAAP reconciling adjustments (5)	1.4	(39.0)	2.0	(37.6)
Non-GAAP provision for income taxes	$6.4	$4.1	$13.0	$7.7

Earnings (loss) from continuing operations	$25.4	$(17.8)	$28.6	$(13.8)
Non-GAAP reconciling adjustments (6)	10.1	9.3	36.6	31.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.7	1.6	5.1	4.7
Income tax effects of non-GAAP reconciling adjustments (5)	1.4	(39.0)	2.0	(37.6)
Non-GAAP net earnings from continuing operations	$35.8	$32.1	$68.3	$59.6

Diluted earnings (loss) per share from continuing operations	$0.27	$(0.20)	$0.31	$(0.15)
Earnings per share non-GAAP reconciling adjustment	0.11	0.54	0.41	0.79
Non-GAAP diluted earnings per share from continuing operations	$0.38	$0.34	$0.72	$0.64

Diluted average shares outstanding	93,859,446	90,171,928	92,655,874	89,988,254
Non-GAAP adjustment (7)	1,383,876	3,321,388	1,880,547	3,164,269
Non-GAAP diluted average shares outstanding (7)	95,243,322	93,493,316	94,536,421	93,152,523

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

(3)
In 2019, Other expenses of $4.4 million represent expenses related to shareholder activism and the remaining Other expenses relate to the acquisition of DITF by the PD segment. In 2018, Other expenses in Gross profit and Operating expenses represent expenses related to acquisitions and the remaining Other expenses represent an adjustment to pre-spin-off pension obligations.

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

(7)
The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. In addition, the Company entered into convertible note hedge transactions to offset any potential dilution from the convertible notes. Although the anti-dilutive impact of the convertible note hedges is not reflected under GAAP, the Company includes the anti-dilutive impact of the convertible note hedges in non-GAAP diluted average shares outstanding, if applicable.

Segment Results of Operations for the Three Months Ended September 30, 2019 compared with the Three Months Ended September 30, 2018

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

Audio

	Three Months Ended September 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$193.7		$199.0

Operating earnings	$39.0	20.1%	$37.4	18.8%
Other income, net	(0.1)		(0.1)
Earnings from continuing operations before interest and income taxes	$39.1	20.2%	$37.5	18.8%
Stock-based compensation expense	2.6		3.3
Intangibles amortization expense	1.2		1.2
Restructuring charges	1.9		0.3
Production transfer costs (1)	—		0.1
Adjusted earnings from continuing operations before interest and income taxes	$44.8	23.1%	$42.4	21.3%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $193.7 million for the third quarter of 2019, compared with $199.0 million for the third quarter of 2018, a decrease of $5.3 million or 2.7%. Revenues decreased primarily due to lower demand for MEMS microphones and Intelligent Audio solutions in handset applications, partially offset by higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications. Audio revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $39.1 million for the third quarter of 2019, compared with $37.5 million for the third quarter of 2018, an increase of $1.6 million. EBIT margin for the third quarter of 2019 was 20.2%, compared to 18.8% for the third quarter of 2018. The increases were primarily driven by lower incentive compensation and higher gross profit, partially offset by increased restructuring charges. The gross profit increase was primarily due to product cost reductions and favorable product mix, partially offset by lower average pricing on mature products.

Adjusted EBIT was $44.8 million for the third quarter of 2019, compared with $42.4 million for the third quarter of 2018, an increase of $2.4 million. Adjusted EBIT margin for the third quarter of 2019 was 23.1%, compared to 21.3% for the third quarter of 2018. The increases were primarily driven by lower incentive compensation and higher gross profit. The gross profit increase was primarily due to product cost reductions and favorable product mix, partially offset by lower average pricing on mature products.

Precision Devices

	Three Months Ended September 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$42.2		$37.2

Operating earnings	$7.6	18.0%	$6.9	18.5%
Other income, net	—		(0.1)
Earnings from continuing operations before interest and income taxes	$7.6	18.0%	$7.0	18.8%
Stock-based compensation expense	0.3		0.2
Intangibles amortization expense	0.6		0.5
Restructuring charges	0.1		—
Production transfer costs (1)	0.7		0.4
Adjusted earnings from continuing operations before interest and income taxes	$9.3	22.0%	$8.1	21.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $42.2 million for the third quarter of 2019, compared with $37.2 million for the third quarter of 2018, an increase of $5.0 million or 13.4%. Revenues increased primarily due to our acquisition of DITF, higher shipments to the defense and medtech markets, and higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $7.6 million for the third quarter of 2019, compared with $7.0 million for the third quarter of 2018, an increase of $0.6 million. EBIT margin for the third quarter of 2019 was 18.0%, compared to 18.8% for the third quarter of 2018. The increase in EBIT was primarily driven by higher gross profit as a result of product cost reductions, increased shipments, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity, along with increased production transfer costs. The decrease in EBIT margin was primarily due to lower gross margins as a result of adding production personnel to support our expansion of production capabilities, along with increased production transfer costs, partially offset by the benefits of product cost reductions, increased shipments, and higher pricing.

Adjusted EBIT was $9.3 million for the third quarter of 2019, compared with $8.1 million for the third quarter of 2018, an increase of $1.2 million. Adjusted EBIT margin for the third quarter of 2019 was 22.0%, compared with 21.8% for the third quarter of 2018. The increases were primarily driven by higher gross profit as a result of product cost reductions, increased shipments, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity.

Segment Results of Operations for the Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Audio

	Nine Months Ended September 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$492.7		$497.2

Operating earnings	$72.0	14.6%	$66.7	13.4%
Other income, net	(0.1)		(0.4)
Earnings from continuing operations before interest and income taxes	$72.1	14.6%	$67.1	13.5%
Stock-based compensation expense	10.2		10.3
Intangibles amortization expense	3.5		3.5
Restructuring charges	3.8		1.1
Production transfer costs (1)	—		1.0
Adjusted earnings from continuing operations before interest and income taxes	$89.6	18.2%	$83.0	16.7%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $492.7 million for the nine months ended September 30, 2019, compared with $497.2 million for the nine months ended September 30, 2018, a decrease of $4.5 million or 0.9%. Revenues decreased primarily due to lower demand for MEMS microphones and Intelligent Audio solutions in handset applications, partially offset by higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications. Audio revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $72.1 million for the nine months ended September 30, 2019, compared with $67.1 million for the nine months ended September 30, 2018, an increase of $5.0 million. EBIT margin for the nine months ended September 30, 2019 was 14.6%, compared to 13.5% for the nine months ended September 30, 2018. The increases were primarily driven by lower incentive compensation and higher gross profit. The gross profit increase was primarily due to product cost reductions, favorable foreign currency exchange rate changes, and higher shipments, partially offset by lower average pricing on mature products, warranty claims, and increased restructuring charges.

Adjusted EBIT was $89.6 million for the nine months ended September 30, 2019, compared with $83.0 million for the nine months ended September 30, 2018, an increase of $6.6 million. Adjusted EBIT margin for the nine months ended September 30, 2019 was 18.2%, compared to 16.7% for the nine months ended September 30, 2018. The increases were primarily driven by lower incentive compensation and higher gross profit. The gross profit increase was primarily due to product cost reductions, favorable foreign currency exchange rate changes, and higher shipments, partially offset by lower average pricing on mature products and warranty claims.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$128.2		$105.9

Operating earnings	$23.0	17.9%	$20.0	18.9%
Other (income) expense, net	(0.3)		0.4
Earnings from continuing operations before interest and income taxes	$23.3	18.2%	$19.6	18.5%
Stock-based compensation expense	1.0		0.6
Intangibles amortization expense	1.8		1.4
Restructuring charges	0.8		0.2
Production transfer costs (1)	2.1		1.2
Other (2)	0.5		1.5
Adjusted earnings from continuing operations before interest and income taxes	$29.5	23.0%	$24.5	23.1%

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

Revenues

Revenues were $128.2 million for the nine months ended September 30, 2019, compared with $105.9 million for the nine months ended September 30, 2018, an increase of $22.3 million or 21.1%. Revenues increased primarily due to higher shipments to the defense, telecommunications, and medtech markets, our acquisition of DITF, and higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $23.3 million for the nine months ended September 30, 2019, compared with $19.6 million for the nine months ended September 30, 2018, an increase of $3.7 million. EBIT margin for the nine months ended September 30, 2019 was 18.2%, compared to 18.5% for the nine months ended September 30, 2018. The increase in EBIT was primarily driven by higher gross profit as a result of increased shipments, product cost reductions, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. Despite an increase in EBIT, our EBIT margin decreased driven by lower gross margins as a result of adding production personnel to support growth, partially offset by the benefits of product cost reductions and higher pricing.

Adjusted EBIT was $29.5 million for the nine months ended September 30, 2019, compared with $24.5 million for the nine months ended September 30, 2018, an increase of $5.0 million. Adjusted EBIT margin for the nine months ended September 30, 2019 was 23.0%, compared with 23.1% for the nine months ended September 30, 2018. The increase in adjusted EBIT was primarily driven by higher gross profit as a result of increased shipments, product cost reductions, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. Despite an increase in EBIT, our EBIT margin decreased driven by lower gross margins as a result of adding production personnel to support growth, partially offset by the benefits of product cost reductions and higher pricing.

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

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $69.7 million and $73.5 million at September 30, 2019 and December 31, 2018, respectively. Of these amounts, cash held by our non-U.S. operations totaled $63.2 million and $55.3 million as of September 30, 2019 and December 31, 2018, respectively.

To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash flows (used in) provided by:
Operating activities	$50.6	$39.3
Investing activities	(44.0)	(66.0)
Financing activities	(10.3)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net decrease in cash and cash equivalents	$(3.8)	$(43.1)

Operating Activities

Cash provided by operating activities in 2019 increased $11.3 million compared to 2018, primarily due to improved earnings before income taxes and discontinued operations and higher accrued other expenses. In addition, there was a net sum of favorable changes in inventories and receivables, partially offset by the increased payment in 2019 to settle our annual incentive compensation obligation, which was accrued at a higher level in the previous year.

Investing Activities

The cash used in investing activities during 2019 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of DITF. The cash used in investing activities during 2018 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of Compex, partially offset with escrow proceeds from the sale of our Timing Device Business in 2017.

In 2019, we expect capital expenditures to be in the range of 5.0% to 6.0% of revenues.

Financing Activities

Cash used in financing activities during 2019 is primarily related to the net payments under our revolving credit facility of $9.0 million and the $6.0 million payment of taxes related to net share settlement of equity awards, partially offset by the net proceeds of $7.3 million from exercise of stock-based awards. The cash used in financing activities for 2018 was primarily related to the $10.0 million payment on our revolving credit facility and the $4.5 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 16. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2019	December 31, 2018
3.25% convertible senior notes	$154.8	$149.1
Revolving credit facility	—	9.0
Total	154.8	158.1
Less current maturities (1)	—	—
Total long-term debt	$154.8	$158.1
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes until maturity in November 2021.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At September 30, 2019, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of our exposure to market risk as of December 31, 2018, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there have been no material changes in our previously reported risk factors.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 28, 2019	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)