Form 10-K
period 2019-12-31
Knowles Corp
filed 2020-02-12
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 28, 2019 was approximately $1,645,000,000. The number of outstanding shares of the registrant’s common stock as of February 7, 2020 was 91,708,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2020 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, automotive, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 8,500 employees in 12 countries around the world.

Our Strategy
The Company is focused on investing in high value solutions to diversify its revenue and increase exposure to high-growth markets.

In our Audio segment, our primary focus has been to position the Company to benefit from the positive trends we are seeing in Audio across consumer devices. With products ranging from mobile phones to headsets, and from smart speakers to household appliances, improved audio quality and voice-powered interactions are emerging as critical and necessary features. Consumers want better audio performance and to engage with technology through natural, spoken commands, across the mobile, ear, and IoT markets, and original equipment manufacturers (“OEMs") are racing to develop and deploy the technology to enable it. Our unique capabilities in acoustics, digital signal processing, and algorithms place us in a competitive position to enhance audio and enable voice input.

Our focus on strategically positioning the business to support these broader trends around audio input includes the acquisition of Audience, Inc. ("Audience") in 2015, which brought us essential digital signal processing and algorithm capabilities, and the divestiture of our low-margin speaker and receiver product line ("Speaker and Receiver Product Line") in 2016. During this time, we have also invested significantly in MEMS microphones and balanced armature speakers to maintain our leadership positions and optimize our manufacturing footprint across our business units.

In our Precision Devices segment, we continue to drive higher sales growth and improved operating margins through both organic initiatives and acquisitions. In 2017, we reshaped our portfolio by divesting our timing device business ("Timing Device Business") to increase our focus on growth platforms in Precision Devices where we have strong market positions and attractive margin profiles, including telecom, medtech, defense, automotive, and industrial applications.

Our Business Segments

Our reportable segments are as follows:

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
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, automotive, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to OEMs and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

Market Trends

In our Audio segment, voice is being embraced as a primary user interface across consumer electronic devices. Voice assistants are proliferating throughout a variety of applications from mobile phones to headsets, and from smart speakers to household appliances. Consumers want to engage with technology through natural, spoken commands, across the mobile, ear, and IoT markets, and OEMs are racing to develop and deploy the technology to enable it. Our core capabilities in acoustics, digital signal processing, and algorithms place us in an ideal position to enhance audio and enable voice input.

Within the hearing aid market, sales are largely driven by aging demographics, healthcare spending, increasing affluence in emerging markets, and government subsidies.

Our Precision Devices segment sells high reliability, high voltage and high temperature ceramic capacitors, and electromagnetic interference filters across diverse end markets, including telecom, defense, medtech, and industrial markets. Portions of this segment face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades, expansion, and government contracts.

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In Audio, we currently operate 4 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan, India, Singapore, Indonesia, and Vietnam. Although end-user demand for consumer electronics and hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in Asia, primarily in China, Malaysia, and the Philippines.

In PD, we operate 5 facilities in North America and 1 facility in Asia for the manufacturing of capacitors that support our global customers, as well as their suppliers and contract manufacturers.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Notably, according to industry estimates, the product cycle for mobile handsets has shortened over recent years. Key competitors include:

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

In the PD segment, the end markets tend to be more stable. We see a fragmented set of competitors across high end capacitor products for a diverse set of end markets including telecom, defense, medtech, and industrial.

Customers, Sales, and Distribution

We serve customers in the mobile consumer electronics, industrial, defense, automotive, medtech, and telecommunications markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global mobile phone manufacturers, hearing aid manufacturers, and many of the largest global EMS companies, particularly in China.

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2019	2018	2017
Apple Inc.	22%	19%	19%
Samsung Electronics Co., Ltd.	*	*	10%
* Less than 10% of total revenues.

We manufacture and develop our products as well as maintain sales and technical customer support offices in North America, Europe, and Asia. In our PD segment, we supplement our direct sales force with external sales representatives and distributors. Our global distribution center is located in Penang, Malaysia. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and long-lived assets by geographic location, see Note 18. Segment Information to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2020 through 2038. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2020, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Employees

We currently employ approximately 8,500 persons across our facilities in 12 countries. Approximately 75% of our employees are located in Asia. We are subject to various local, national, and multi-national laws and regulations relating to our relationships with our employees. Our workforce in the United States is not unionized. We believe we generally have good relationships with employees and their representative organizations.

Other Information

Knowles was incorporated in Delaware on June 12, 2013 and was spun-off from Dover Corporation ("Dover" or "Former Parent") in 2014 (the "Separation"). The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

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

Readers are cautioned that the matters discussed in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that are difficult to predict and which could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will be achieved or accomplished. Many factors that could cause actual results or events to differ materially from those anticipated include those risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, including under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and Knowles does not assume any obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

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

Our Audio segment accounted for 80% of our consolidated revenues for fiscal 2019. Our Audio segment derives a significant portion of revenues from a small number of OEM customers. For 2019, Audio top five customers accounted for approximately 49% of Audio’s revenues. For the year ended December 31, 2019, Apple Inc. accounted for approximately 27% of Audio’s revenues and 22% of consolidated company revenues. The mobile handset industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of Audio’s top customers or a reduction in the purchases of Audio’s products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, our Audio segment’s revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

We derive the majority of our Audio revenues from MEMS microphones and a significant reduction in our sales of MEMS microphones could significantly reduce our revenues and adversely impact our operating results.

Within our Audio segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMS microphones accounted for approximately 57% of our consolidated revenues for fiscal 2019. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our Audio revenues to substantially decline, which may have a material adverse effect on our operating results.

We depend on the mobile handset market for a significant portion of our revenues, and any downturn or slower than expected growth in this market could significantly reduce our revenues and adversely impact our operating results.

The mobile handset market accounted for approximately 27% of our consolidated revenues for fiscal 2019. While other markets such as mobile headsets, wearables, and IoT are gaining in significance, we expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. Moreover, the mobile handset market may not continue to grow at the rate experienced in recent years or may decline for reasons outside of our control including competition among market participants, market saturation, and global economic conditions. The mobile handset market has experienced and may experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Given that the strength of the mobile handset market is a primary driver of revenues for our Audio segment, any downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in China and other geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies, the products and services of our customers or licensees, particularly OEM handset manufacturers, the solvency of key suppliers, failures by counterparties, and negative effects on mobile handset inventories. In addition, our customers’ ability to purchase or pay for our products and services and their customers’ ability to upgrade their mobile handsets could be adversely affected by economic conditions, leading to a reduction, cancellation, or delay of orders for our products or services.

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

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs for which we may not be able to readily identify alternatives or substitutes in the event of a supply disruption or capacity constraint at or by any of these suppliers, which could have a material adverse impact on our results of operations.

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

We operate in the highly competitive mobile handset industry, which requires us to invest significant capital in developing, qualifying, and ramping production of new products without any assurance of product sales. If our new products are not designed into a customer's product or qualified by a customer our operating results could be negatively impacted.

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

Our foreign operations and supply chain are each subject to various risks that could materially adversely impact our results of operations and financial condition.

Many of our manufacturing operations, research and development operations, vendors, and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations, our results of operations and financial condition could be negatively impacted. These risks include:

o	labor unrest and strikes, particularly in Asia, where the majority of our manufacturing operations are located;
o
earthquakes, floods, and other natural disasters, epidemics (such as the coronavirus currently impacting China), or catastrophic events, particularly in Asia, where the majority of our manufacturing operations are located;

o	acts of terrorism or armed conflicts;
o	political or economic instability;
o	government embargoes, trade restrictions, and import and export controls; and
o	transportation delays and interruptions.

Global economic conditions and changes in U.S. and International Trade Policy could materially adversely impact our business, results of operations, and financial position.

In the past, the Company's business and operating results have been adversely affected by these global economic conditions and remain vulnerable to future adverse impacts. In particular, our sales to customers in China continue to be impacted by the recent economic slowdown in China. Any continued or prolonged economic deceleration in China may have a material adverse effect on our sales to customers in China, our operating results, and our financial condition.

Further, rising international trade tensions, new or increased tariffs, and trade wars among countries have and may continue to impact the global economy and the trade policies of the United States. The U.S. government has taken certain actions and demonstrated its intent to alter its approach to international trade policy using many tactics at its disposal including the renegotiation, termination or threatened termination, or renegotiation of certain existing bilateral or multi-lateral trade agreements and treaties with, the imposition of tariffs on a wide range of products and other goods manufactured in, China, countries in Europe, and other countries and the imposition of sanctions on countries and companies that it has concluded are directly or indirectly avoiding United States’ trade sanctions. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China, or other countries, such as the tariffs and sanctions currently proposed, implemented, and threatened by the U.S. government, present particular risks for us that could adversely impact our results of operations and financial condition. New or increased tariffs implemented in China are having an adverse effect on a small percentage of our capacitor products, tariffs announced but not yet implemented could have an adverse effect on our other products, and threatened tariffs could adversely affect all of our products. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

Changes to export restrictions and economic sanction laws may adversely affect our operating results.

As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including import, export, and economic sanction laws. These laws may include prohibitions on the sale or supply of certain products to embargoed or sanctioned countries, regions, governments, persons, and entities, may require an export license prior to the export of the controlled item, or may otherwise limit and restrict the export of certain products and technologies. Many of our customers and suppliers are foreign companies or have significant foreign operations. The imposition of new or additional economic and trade sanctions against our major customers or suppliers could result in our inability to sell to, and generate revenue from such customers or purchase materials from such suppliers. Although these restrictions and laws have not significantly restricted our operations in the past, there is a risk that they could do so in the future.

For example, on May 16, 2019, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. ("Huawei") and 68 of its affiliates to the “Entity List” for actions contrary to the national security or foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software, and technology to the designated Huawei entities, which initially prevented sales of all Knowles’ U.S. regulated products to Huawei. The U.S. Department of Commerce subsequently issued licenses to the Company enabling us to pursue sales of certain audio products to Huawei, but indicated its intent to deny the Company's license application related to the export of certain telecommunication products to Huawei. We do not expect this event to have a material impact on our results of operations. However, if more restrictions are placed on sales of our products to our existing or potential customers, this could adversely affect our business and results of operations in the future.

As a result of restrictive export laws, our customers may also develop their own solutions to replace our products or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business and results of operations.

In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers, or customers, which could harm our business, financial condition, operating results, or prospects.

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

Our revenues and operating results could be materially adversely affected if we are unable to protect or obtain patent and other intellectual property rights or if intellectual property litigation is successful against us.

We employ various measures to maintain, protect, and defend our intellectual property, including enforcing our intellectual property rights in various jurisdictions and forums throughout the world. However, policing unauthorized use of our products, technologies, and proprietary information is difficult and time consuming and these measures may not prevent our intellectual property from being challenged, invalidated, copied, disclosed, stolen, or circumvented. If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results. We also may not be successful in litigation or other actions to enforce our intellectual property rights, particularly in countries where intellectual property rights are not highly developed or protected, particularly in Asia, where the majority of our manufacturing operations are located. Litigation, if necessary, may result in retaliatory legal proceedings alleging infringement by us of intellectual property owned by others. We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights, including collecting royalties for use of certain patents included in our patent portfolio in certain foreign jurisdictions due to, among other things: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign patent authorities as to the validity of our patents and those owned by competitors and other parties.

Our competitors or other third parties may also assert infringement or invalidity claims against us in the future. If one of our products is found to infringe on a third party’s rights, we may have liability for damages arising out of past infringement and may need to seek a license to use such intellectual property going forward. If a license is not available or if we are unable to obtain a license on terms acceptable to us, we would either have to change our product so that it does not infringe or cease selling the product. Any of these events may have a material adverse effect on our business, operating results, and financial condition.

The expense of protecting, defending, and enforcing our intellectual property, or defending claims that our products, technology, or manufacturing processes infringe the intellectual property rights of others, can vary significantly period to period and, in any given period, could have a material adverse effect on our operating results.

We have invested and continue to make strategic investments and acquisitions that, if not successful, could have a material adverse effect on our business and financial results.

We engage in strategic transactions and make strategic investments including investments in emerging technology companies and intellectual property which are focused on growth by positioning the Company for expansion into new markets, territories or technologies, exploiting new or growing customer or market opportunities, and developing new technologies and products. Such acquisitions and strategic investments naturally entail significant risks and uncertainties, some of which are beyond our control. We may not, for example, be able to retain key employees, customers, or suppliers of acquired companies, derive value from acquired technology or assets and we may experience delays in achieving cost synergies or higher than expected costs in implementing them. In addition, due to our inexperience with certain adjacent or complimentary technologies and doing business in certain geographic regions that may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments, and we may not achieve them. We cannot, therefore, provide assurance that each of our acquisitions or strategic investments will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic acquisitions or investments fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

Our effective tax rate may fluctuate which will impact our future financial results.

Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings as we are subject to income taxes in both the U.S. and various foreign jurisdictions. Tax regulations governing each region, changes to those regulations, differing statutory tax rates, changes in the valuation of deferred tax assets, tax law, or rate changes could adversely affect our effective tax rate, and ultimately actual taxes payable.

The estimated effects of applicable tax laws, including current interpretation of the Tax Cuts and Jobs Act ("Tax Reform Act"), have been incorporated into our financial results. The U.S. Treasury Department, Internal Revenue Service ("IRS"), and other standard-setting bodies could interpret or issue future legislation or guidance which impact how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which could have a material adverse impact on our effective tax rate as well as our future financial results and tax payments.

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

Our business and operations could suffer in the event of security breaches, cybersecurity incident, other unauthorized disclosures, or network disruptions.

While we have taken and continue to actively take measures to protect the various proprietary information, algorithms, source code, and confidential data relating to both our and our customers’ business and products that is stored on our computer networks, servers, and peripheral devices, as well as on servers owned or managed by third party vendors whom we leverage, such data and information remains vulnerable to cyber attacks, cyber breaches, theft, or other unauthorized access. These attacks are increasing in their frequency, sophistication, and intensity and are costly to protect against. In addition, many of the techniques used to obtain unauthorized access, including viruses, worms, and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. If successful, such unauthorized access could result in loss of valuable intellectual property, disclosure of confidential customer or commercial data, disclosure of government classified information, or system disruptions and subject us to civil liability and fines or penalties, damage our brand and reputation or otherwise harm our business, any of which could be material.

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

Additionally, any disruption, termination, or substandard provision of our communication networks and IT systems, whether as a result of computer or telecommunication issues (including operational failures, computer viruses, or security breaches), localized conditions (such as power outage, fire, or explosion) or events or circumstances of broader geographic impact (such as earthquake, storm, flood, other natural disaster, epidemic, strike, act of war, civil unrest, or terrorist act), could materially affect our business by disrupting normal operations.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex data privacy environment. We are subject to many data privacy, data protection, and data breach notification laws and regulations in the United States and around the world, including the European General Data Protection Act ("GDPR"), which became effective as of May 25, 2018. While we have taken measures to assess the requirements of, and to comply with data privacy legislation, there is the potential for fines and penalties, litigation, and reputational harm in the event of a data breach.

Fluctuations in foreign currency rates and commodity prices could have a material adverse effect on our operating results and financial condition.

We conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the Chinese renminbi (yuan), and the Philippine peso, in any period or periods, could have a material adverse effect on our business and our operating results due to a number of factors, including, among others:

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

While we have entered and may in the future enter into derivative financial instruments in an effort to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations.

In addition, we use a wide variety of raw materials in our manufacturing operation and are exposed to market risks associated with changes in commodity prices. Changes in commodity prices (from tariffs or otherwise) cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, particularly for various precious metals, could have a substantial adverse effect on our financial condition and results of operations. See the “Risk Management” section of Item 7 for additional discussion of foreign currency and commodity price risks.

Our products are complex and could contain defects, which could result in material costs to us and harm our business, results of operations, and financial condition.

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

In addition, our products are typically sold to customers at prices that are significantly lower than the cost of the customer’s products in which they are incorporated. Given that a defect in one of our products could give rise to failures in the products that incorporate them, we may face claims for damages that are disproportionate to the revenues we receive from the products involved and because we are self-insured for matters relating to product quality a significant claim could have a material adverse effect on our financial condition. Moreover, to the extent a defect in one of our products is caused by a defective component supplied to us by a third party, we may, nonetheless, be liable to the customer and be unsuccessful in seeking indemnification from that third party.

Our goodwill, other intangible assets, or long-lived assets may become impaired, which could result in a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2019, the balance of our goodwill, other intangible assets, and long-lived assets was $1.2 billion and the total market value of the Company’s outstanding shares was $1.9 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Indebtedness

Our credit agreement requires us to comply with certain financial covenants and our failure to comply could have a material adverse effect on our business, financial condition, and results of operations.

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

As discussed in Note 12. Borrowings to our audited Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we issued convertible senior notes (the "Notes") and concurrently entered into convertible note hedge transactions and separate warrants. The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any of the option counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the option counterparties, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles, and financial, business, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such financing and/or refinancing are higher than our current rates, interest expense related to such financing and/or refinancing would increase. Furthermore, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future, and/or the terms of the financing could be adversely affected.

Transactions relating to our Convertible Notes may dilute the ownership interest of our stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of our outstanding Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such Notes. If the Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert their notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions. Additionally, anticipated conversion of such notes into shares of our common stock could depress the price of our common stock. For additional detail, see Note 12. Borrowings to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the Notes. In addition, under certain circumstances, the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Risks Related to Our Corporate Governance and Common Stock

Our business could be negatively affected as a result of the actions of activist or hostile stockholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. In the past, the Company has been the subject of shareholder activism, and we are subject to the risks associated with any future such activism. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

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

Each of our certificate of incorporation, our by-laws, and Delaware law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

o	the inability of our stockholders to call a special meeting or act by written consent;
o	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
o	the right of our Board of Directors to issue preferred stock without stockholder approval;
o	the classification of our Board of Directors and a provision that stockholders may only remove directors for cause, in each case until our 2021 annual meeting of stockholders; and
o	the ability of our directors, without a stockholder vote, to fill vacancies on our Board of Directors (including those resulting from an enlargement of the Board of Directors).

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

In light of present circumstances, we believe these provisions taken as a whole protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers or prevent changes in the composition of our Board of Directors. However, these provisions could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of the Company and all of our stockholders.

Our stock price has been and may continue to be volatile and may fluctuate significantly which may adversely impact investor confidence and increase the likelihood of securities class action litigation.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2019, our closing stock price ranged from a high of $22.74 per share to a low of $12.38 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

Further, securities class action litigation is often brought against a public company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. Our material properties used in connection with manufacturing, sales, research and development, and corporate administrative operations, and the segments served at that facility, are as follows:

Location	Principal Function(s)	Owned or Leased	Segment	Square Footage (in thousands)
Suzhou, China	Manufacturing and administrative	Leased	Audio, PD	495
Cebu, the Philippines	Manufacturing and administrative	Owned	Audio	215
Penang, Malaysia	Manufacturing and administrative	Owned	Audio	187
Cazenovia, New York	Manufacturing, research and development, sales, and administrative	Owned	PD	133
Itasca, Illinois	Corporate headquarters, research and development, sales, and administrative	Owned	Audio	95
Mountain View, California	Research and development and administrative	Leased	Audio	88

We believe that our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. The majority of these claims and proceedings relate to commercial, warranty, employment, and intellectual property matters. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, we do not believe that the disposition of these legal proceedings or claims, individually or in the aggregate, after taking into account recorded accruals and the availability and limits of insurance coverage, will have a material adverse effect on our cash flow, results of operations, or financial condition.

We own many patents and other intellectual property pertaining to our products, technology, and manufacturing processes. Some of our patents have been and may continue to be infringed upon or challenged by others. In appropriate cases, we have taken and will take steps to protect and defend our patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging that we infringe on patents owned by others. The costs of investigations and legal proceedings relating to the enforcement and defense of our intellectual property may be substantial. Additionally, in multi-forum disputes, we may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 12, 2020.

Name	Age	Position

Jeffrey S. Niew	53	President & Chief Executive Officer

John S. Anderson	56	Senior Vice President & Chief Financial Officer

Christian U. Scherp	54	President, Performance Audio

Raymond D. Cabrera	53	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	52	Senior Vice President & Chief Operating Officer

Robert J. Perna	56	Senior Vice President, General Counsel & Secretary

Michael S. Polacek	56	President, Intelligent Audio

Air A. Bastarrica, Jr.	40	Vice President, Controller

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

John S. Anderson has served as Senior Vice President & Chief Financial Officer since December 2013. From January 2013 until the Separation in February 2014, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Communication Technologies. Previously, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Energy (August 2010 to January 2013) and Vice President and Chief Financial Officer of Dover Fluid Management (October 2009 to August 2010). Previous experience includes the roles of Corporate Controller and Director Financial Planning & Analysis for Sauer-Danfoss Inc. (October 2004 to October 2009) and Director of Finance and Controller for Borg Warner Turbo Systems GmbH (August 2002 to October 2004).

Christian U. Scherp has served as President, Performance Audio since July 2015 and prior thereto he was Co-President, Mobile Consumer Electronics - Speakers and Receivers (September 2012 to June 2015). Prior to joining Knowles Electronics, Mr. Scherp served as the Global Head of Sales for the Consumer Devices business of TE Connectivity, a manufacturer of connectivity and sensor platforms (November 2011 to August 2012). Additional previous experience includes the following roles at Conexant Systems: Executive Vice President of Sales (January 2011 to June 2011), Co-President, WW Sales, Marketing, Program Management (July 2009 to December 2010), and President (2008 to 2009).

Raymond D. Cabrera has served as Senior Vice President, Human Resources & Chief Administrative Officer since February 2014. From November 2011 until the Separation in February 2014, Mr. Cabrera served as Vice President, Human Resources of Dover Communication Technologies. Previously, Mr. Cabrera served in the following capacities at Knowles: as Vice President, Human Resources and Chief Administrative Officer (January 2004 to November 2011), Vice President, Human Resources (March 2000 to January 2004), and Director, Human Resources (June 1997 to March 2000) of Knowles Electronics.

Daniel J. Giesecke has served as Senior Vice President & Chief Operating Officer since February 2014. From January 2012 until the Separation in February 2014, Mr. Giesecke served as Vice President, Global Operations of Dover Communication Technologies. Previously, Mr. Giesecke served as Vice President, Advanced Manufacturing Engineering, Knowles Electronics (February 2009 to January 2012), Senior Director, Advanced Manufacturing Engineering, Knowles Electronics (January 2008 to February 2009), Director of Engineering Operations, Knowles Electronics (November 2003 to January 2008), and various operations, supply chain, and engineering positions since he joined Knowles Electronics in 1995.

Robert J. Perna has served as Senior Vice President, General Counsel & Secretary since May 2019. Prior to joining Knowles, Mr. Perna served as Senior Vice President, General Counsel and Secretary of The AZEK Company, a manufacturer of commercial and residential building products (November 2018 to April 2019) and as Senior Vice President, General Counsel and Secretary of Rockwell Collins, Inc., a leading producer of cabin interior, communications and aviation systems for the aerospace and defense industry (January 2014 to November 2018). In addition, he served as Vice President, General Counsel and Secretary at A. M. Castle & Co., a specialty metals and plastics distributor and value-added processor (November 2008 to January 2014) and held various in-house legal positions at CNH Global, Navistar International and GE Capital Rail Services.

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

Air A. Bastarrica, Jr. has served as Vice President, Controller since July 2018. Mr. Bastarrica has been with the Company since 2012 and has held numerous financial leadership roles including Director, Finance-Performance Audio (MCE and HHT) (September 2016 to June 2018), Director, Finance-Hearing Health Technologies (July 2015 to August 2016), and Manager, Corporate Financial Planning and Analysis (December 2012 to June 2015). Previously, Mr. Bastarrica held several financial positions at Navistar Inc. (April 2000 to November 2012) in Brazil and the United States.

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

Holders

The number of holders of record of our common stock as of February 7, 2020 was approximately 914.

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
The graph assumes $100 invested on December 31, 2014 in Knowles Corporation common stock, the PHLX / Semiconductor Sector Index, and the S&P Small Cap 600 Index.

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

	Years Ended December 31,
Statement of Earnings Data (1) (in millions, except share and per share amounts)	2019	2018	2017	2016	2015 (2)
Revenues	$854.8	$826.9	$744.2	$755.7	$753.6
Gross profit	328.0	322.6	286.0	295.7	281.6
Interest expense, net (3)	14.5	16.0	20.6	20.4	12.7
Provision for (benefit from) income taxes	16.6	(4.5)	12.9	8.3	3.2
Earnings from continuing operations	$49.7	$65.6	$6.5	$19.8	$17.4

Basic earnings per share from continuing operations	$0.55	$0.73	$0.07	$0.22	$0.20
Diluted earnings per share from continuing operations	$0.53	$0.72	$0.07	$0.22	$0.20
Basic shares outstanding (4)	91,156,124	90,050,051	89,329,794	88,667,098	86,802,828
Diluted shares outstanding (4)	93,439,023	91,194,747	90,490,007	89,182,967	86,992,254

	As of December 31,
Balance Sheet Data (in millions)	2019	2018	2017	2016	2015 (2)
Total assets	$1,654.6	$1,547.9	$1,549.8	$1,515.0	$1,696.4
Total third party debt and finance lease obligations (3)(5)	$166.1	$170.6	$207.4	$313.8	$447.5
	Years Ended December 31,
Other Data (1) (in millions)	2019	2018	2017	2016	2015 (2)
EBIT (6)	$80.8	$77.1	$40.0	$48.5	$33.3
Depreciation and amortization	$54.4	$52.4	$53.8	$69.0	$72.4
Capital expenditures	$41.2	$80.1	$49.5	$32.2	$36.8

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

(3)
On January 27, 2014, we entered into a $200.0 million five-year senior secured revolving credit facility with a group of lenders, as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement ("Original Credit Agreement"), which are referred to collectively as the “Prior Credit Facilities.” In connection with the Separation, we incurred $100.0 million of borrowings under the revolving credit facility and $300.0 million of borrowings under the term loan facility, in each case to finance a cash payment to our Former Parent immediately prior to the Separation. On December 31, 2014, we amended our Prior Credit Facilities to increase the amount of the revolving credit facility in the Original Credit Agreement to $350.0 million but incurred no additional borrowings. On July 1, 2015, we amended our Prior Credit Facilities to facilitate our ability to consummate the Audience acquisition. We funded the cash portion of the consideration through a drawdown of our existing revolving credit facility and cash on hand. On February 9, 2016, the Company entered into a third amendment to its Prior Credit Facilities in connection with the Company’s decision to sell the Speaker and Receiver Product Line, which also included permanent reduction by the Company of the aggregate revolving commitment under the Original Credit Agreement from $350.0 million to $300.0 million. On April 27, 2016, the Company entered into a fourth amendment to its Prior Credit Facilities in connection with the Company's offering of the 3.25% Convertible Senior Notes due November 1, 2021 (the "Notes"). On October 11, 2017, the Company entered into a Revolving Credit Facility Agreement (the "New Credit Facility"). The new agreement is being used for working capital and other general corporate purposes of the Company, including refinancing of indebtedness under the Company’s Prior Credit Facilities. The New Credit Facility contains a five-year senior secured revolving credit facility providing for borrowings in aggregate principal amount of up to $400.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" section for additional information related to our debt.

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

(5)	Also includes current portion of long-term debt and finance lease obligations.

(6)
We use the term “EBIT” throughout this Annual Report on Form 10-K, defined as earnings from continuing operations plus (i) interest expense, net and (ii) income taxes. EBIT is not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and may not be comparable to similarly titled measures used by other companies. We use EBIT as a supplement to our GAAP results of operations in evaluating certain aspects of our business, and our Board of Directors and executive management team focus on EBIT as a key measure of our performance for business planning purposes. This measure assists us in comparing performance between various reporting periods on a consistent basis, as this measure removes from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of EBIT is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. For a reconciliation of EBIT to earnings from continuing operations, the most directly related GAAP measure, please see the Statement of Earnings Data table above. The Company does not consider EBIT to be a substitute for the information provided by GAAP financial results.

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

As discussed in Note 2. Disposed and Discontinued Operations to our audited Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we completed the sale of our high-end oscillators business ("Timing Device Business") in the fourth quarter of 2017 and the sale of our speaker and receiver product line ("Speaker and Receiver Product Line") in the third quarter of 2016. Accordingly, the results of operations and related assets and liabilities for the Timing Device Business and the Speaker and Receiver Product Line have been reclassified as discontinued operations for all periods presented. Unless otherwise indicated, discussion within this MD&A and elsewhere within this Annual Report on Form 10-K refers to results from continuing operations.

Our Business

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, automotive, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Our Business Segments

We are organized into two reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with ASC 280 - Segment Reporting and are comprised of (i) Audio and (ii) Precision Devices ("PD"). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

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
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, automotive, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

On December 20, 2019, we acquired substantially all of the assets of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”) from ams AG for $57.9 million. The acquired business, which does not generate revenues, includes intellectual property and an assembled workforce. The acquisition’s operations are included in the Audio segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

On January 3, 2019, we acquired substantially all of the assets of DITF Interconnect Technology, Inc. ("DITF") for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medtech markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On January 19, 2018, we acquired substantially all of the assets of Compex Corporation ("Compex") for $18.7 million. The acquired business provides single layer electronic components to the telecommunicaton, fiber optics, and defense markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during the first quarter of 2017. An additional $1.0 million was paid during 2018, with the remaining $0.2 million paid in the first quarter of 2019. This acquisition's operations are included in the PD segment.

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 19, 2019 and is incorporated by reference herein.

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

Results of Operations for the Year Ended December 31, 2019 compared with the Year Ended December 31, 2018

	Years Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Revenues	$854.8	$826.9	$744.2

Gross profit	$328.0	$322.6	$286.0
Non-GAAP gross profit	$333.6	$327.0	$299.9

Earnings from continuing operations before interest and income taxes	$80.8	$77.1	$40.0
Adjusted earnings from continuing operations before interest and income taxes	$126.9	$117.2	$110.6

Provision for (benefit from) income taxes	$16.6	$(4.5)	$12.9
Non-GAAP provision for income taxes	$17.6	$13.0	$14.9

Earnings from continuing operations	$49.7	$65.6	$6.5
Non-GAAP net earnings from continuing operations	$101.6	$94.5	$81.2

Earnings per share from continuing operations - diluted	$0.53	$0.72	$0.07
Non-GAAP diluted earnings per share from continuing operations	$1.07	$1.01	$0.88

Revenues

Revenues for the year ended December 31, 2019 were $854.8 million, compared with $826.9 million for the year ended December 31, 2018, an increase of $27.9 million or 3.4%. This change was due to an increase in PD revenues of $27.3 million primarily due to higher shipments to the defense, telecommunications, and medtech markets, our acquisition of DITF, and higher pricing. Audio revenues had an increase of $0.6 million primarily due to higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications, partially offset by lower demand for MEMS microphones and Intelligent Audio solutions in handset applications. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2019 was $525.1 million, compared with $503.9 million for the year ended December 31, 2018, an increase of $21.2 million or 4.2%. This increase was primarily the result of higher shipping volume, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims (net of supplier recoveries), and higher precious metal pricing, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

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

During the year ended December 31, 2019, we recorded total restructuring charges of $6.0 million. We recorded $1.7 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $4.3 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

During the year ended December 31, 2018, we recorded total restructuring charges of $2.1 million. We recorded $0.4 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $1.7 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2019 was $328.0 million, compared with $322.6 million for the year ended December 31, 2018, an increase of $5.4 million or 1.7%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2019 was 38.4%, compared with 39.0% for the year ended December 31, 2018. The gross profit increase was primarily due to product cost reductions, higher shipping volumes, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and higher precious metal pricing. The gross profit margin decrease was primarily due to lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims (net of supplier recoveries), and higher precious metal pricing, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the year ended December 31, 2019 was $333.6 million, compared with $327.0 million for the year ended December 31, 2018, an increase of $6.6 million or 2.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2019 was 39.0%, as compared with 39.5% for the year ended December 31, 2018. The non-GAAP gross profit increase was primarily due to product cost reductions, higher shipping volumes, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims, and higher precious metal pricing. The gross profit margin decrease was primarily due to lower average pricing on mature products, personnel and factory overhead increases in PD to support higher production volumes and manufacturing capacity, warranty claims (net of supplier recoveries), and higher precious metal pricing, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2019 and 2018 were $96.8 million and $100.6 million, respectively, a decrease of $3.8 million or 3.8%. Research and development expenses as a percentage of revenues for the years ended December 31, 2019 and 2018 were 11.3% and 12.2%, respectively. The decreases were primarily driven by lower incentive compensation and lower salary compensation as a result of headcount reductions within the Audio segment workforce.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2019 were $145.7 million, compared with $142.5 million for the year ended December 31, 2018, an increase of $3.2 million or 2.2%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2019 were 17.0%, compared with 17.2% for the year ended December 31, 2018. The increase in expenses was primarily driven by shareholder activism, higher legal expense related to protecting our intellectual property, and our acquisition of DITF, partially offset by lower incentive and stock-based compensation. Selling and administrative expenses as a percentage of revenues decreased due to the increase in revenues from the prior year.

Interest Expense, net

Interest expense, net for the year ended December 31, 2019 was $14.5 million, compared with $16.0 million for the year ended December 31, 2018, a decrease of $1.5 million or 9.4%. The decrease in interest expense is primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Provision for (Benefit from) Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2019 was a 25.0% provision, compared with a 7.4% benefit for the year ended December 31, 2018. The change in the ETR is primarily due to the mix of earnings by taxing jurisdictions and the Tax Reform Act. As a result of the IRS approval for an entity classification election received during the fourth quarter of 2018, we recorded a $17.8 million reduction to our transition tax liability.

The ETR for the years ended December 31, 2019 and 2018 was favorably impacted by two tax holidays granted to us by Malaysia. For additional information on these tax holidays, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

The non-GAAP ETR for the year ended December 31, 2019 was a 14.8% provision, compared with a 12.1% provision for the year ended December 31, 2018. The change in the non-GAAP ETR was due to the mix of earnings by taxing jurisdictions and the Tax Reform Act.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which we generate taxable income or loss, the favorable impact of our tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to reduced tax rates as a result of our tax holidays in Malaysia, subject to our satisfaction of certain conditions that we expect to continue to satisfy. Unless extended or otherwise renegotiated, our existing tax holidays in Malaysia will expire in 2021. The U.S. operations were in a cumulative loss position as of December 31, 2019 and 2018. Based on this, and other relevant information, the Company concluded that tax losses and deferred tax assets generated in the U.S. would not be benefited currently or in the future.

Earnings from Continuing Operations

Earnings from continuing operations for the year ended December 31, 2019 was $49.7 million, compared with $65.6 million for the year ended December 31, 2018, a decrease of $15.9 million. The decrease is primarily due to a higher provision for income taxes, partially offset by higher gross profit.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the year ended December 31, 2019 was $80.8 million, compared with $77.1 million for the year ended December 31, 2018, an increase of $3.7 million or 4.8%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2019 was 9.5%, as compared with 9.3% for the year ended December 31, 2018. The increases in EBIT and EBIT margin were primarily due to higher gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2019 was $126.9 million, compared with $117.2 million for the year ended December 31, 2018, an increase of $9.7 million or 8.3%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2019 was 14.8%, as compared with 14.2% for the year ended December 31, 2018. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses.

(Loss) Earnings from Discontinued Operations, net

The loss from discontinued operations was $0.6 million for the year ended December 31, 2019, compared with earnings of $2.1 million for the year ended December 31, 2018. The change in discontinued operations was primarily driven by an unrecognized tax benefit recognized in 2019 related to the Speaker and Receiver Product Line and a favorable purchase price adjustment in 2018 related to the Timing Device Business.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.53 for the year ended December 31, 2019, compared with $0.72 for the year ended December 31, 2018. The change was mainly driven by a higher provision for income taxes, partially offset by higher EBIT.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2019 was $1.07, compared with $1.01 for the year ended December 31, 2018. The increase in non-GAAP diluted earnings per share was mainly driven by higher adjusted EBIT, partially offset by a higher non-GAAP provision for income taxes and the impact of higher non-GAAP diluted average shares outstanding.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except share and per share amounts)	2019	2018	2017
Gross profit	$328.0	$322.6	$286.0
Stock-based compensation expense	1.6	1.6	1.8
Impairment charges	—	—	1.4
Restructuring charges	1.7	0.4	4.0
Production transfer costs (2)	2.3	2.2	6.7
Other (3)	—	0.2	—
Non-GAAP gross profit	$333.6	$327.0	$299.9

Earnings from continuing operations	$49.7	$65.6	$6.5
Interest expense, net	14.5	16.0	20.6
Provision for (benefit from) income taxes	16.6	(4.5)	12.9
Earnings from continuing operations before interest and income taxes	80.8	77.1	40.0
Stock-based compensation expense	25.2	27.0	24.7
Intangibles amortization expense	7.0	6.5	7.3
Impairment charges	—	—	21.3
Restructuring charges	6.0	2.1	10.2
Production transfer costs (2)	2.3	2.6	6.8
Other (3)	5.6	1.9	0.3
Adjusted earnings from continuing operations before interest and income taxes	$126.9	$117.2	$110.6

Interest expense, net	$14.5	$16.0	$20.6
Interest expense, net non-GAAP reconciling adjustments (4)	6.8	6.3	6.1
Non-GAAP interest expense	$7.7	$9.7	$14.5

Provision for (benefit from) income taxes	$16.6	$(4.5)	$12.9
Income tax effects of non-GAAP reconciling adjustments (5)	1.0	17.5	2.0
Non-GAAP provision for income taxes	$17.6	$13.0	$14.9

Earnings from continuing operations	$49.7	$65.6	$6.5
Non-GAAP reconciling adjustments (6)	46.1	40.1	70.6
Interest expense, net non-GAAP reconciling adjustments (4)	6.8	6.3	6.1
Income tax effects of non-GAAP reconciling adjustments (5)	1.0	17.5	2.0
Non-GAAP net earnings from continuing operations	$101.6	$94.5	$81.2

Diluted earnings per share from continuing operations	$0.53	$0.72	$0.07
Earnings per share non-GAAP reconciling adjustment	0.54	0.29	0.81
Non-GAAP diluted earnings per share from continuing operations	$1.07	$1.01	$0.88

Diluted average shares outstanding	93,439,023	91,194,747	90,490,007
Non-GAAP adjustment (7)	1,449,627	2,046,989	1,959,801
Non-GAAP diluted average shares outstanding (7)	94,888,650	93,241,736	92,449,808

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

(3)
In 2019, Other expenses of $4.4 million represent expenses related to shareholder activism and the remaining Other expenses relate to the acquisition of the ASIC Design Business by the Audio segment and the acquisition of DITF by the PD segment. In 2018, Other expenses in Gross profit and Operating expenses represent expenses related to acquisitions and the remaining Other expenses represent an adjustment to pre-spin-off pension obligations.

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

Segment Results of Operations for the Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Audio

	Years Ended December 31,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$682.8		$682.2		$637.4

Operating earnings	$107.2	15.7%	$105.1	15.4%	$75.8	11.9%
Other income, net	(0.1)		(0.6)		(0.3)
Earnings from continuing operations before interest and income taxes	$107.3	15.7%	$105.7	15.5%	$76.1	11.9%
Stock-based compensation expense	13.1		13.4		11.5
Intangibles amortization expense	4.7		4.7		6.5
Impairment charges	—		—		21.3
Restructuring charges	4.8		1.4		8.1
Production transfer costs (1)	—		1.0		6.3
Other (2)	0.4		—		—
Adjusted earnings from continuing operations before interest and income taxes	$130.3	19.1%	$126.2	18.5%	$129.8	20.4%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of the ASIC Design Business.

Revenues

Audio revenues were $682.8 million for the year ended December 31, 2019, compared with $682.2 million for the year ended December 31, 2018, an increase of $0.6 million or 0.1%. Revenues increased primarily due to higher demand for MEMS microphones and balanced armature speakers in Ear and IoT applications, partially offset by lower demand for MEMS microphones and Intelligent Audio solutions in handset applications. Audio revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio EBIT from continuing operations was $107.3 million for the year ended December 31, 2019, compared with $105.7 million for the year ended December 31, 2018, an increase of $1.6 million or 1.5%. EBIT margin for the year ended December 31, 2019 was 15.7%, compared to 15.5% for the year ended December 31, 2018. The increases were primarily driven by lower incentive compensation, partially offset by increased restructuring charges.

Audio Adjusted EBIT was $130.3 million for the year ended December 31, 2019, compared with $126.2 million for the year ended December 31, 2018, an increase of $4.1 million or 3.2%. Adjusted EBIT margin for the year ended December 31, 2019 was 19.1%, compared with 18.5% for the year ended December 31, 2018. The increases were primarily driven by lower incentive compensation.

Precision Devices

	Years Ended December 31,
(in millions)	2019	Percent of Revenues	2018	Percent of Revenues	2017	Percent of Revenues
Revenues	$172.0		$144.7		$106.8

Operating earnings	$30.3	17.6%	$27.7	19.1%	$18.4	17.2%
Other (income) expense, net	(0.1)		0.2		(0.8)
Earnings from continuing operations before interest and income taxes	$30.4	17.7%	$27.5	19.0%	$19.2	18.0%
Stock-based compensation expense	1.4		0.8		0.4
Intangibles amortization expense	2.3		1.8		0.8
Restructuring charges	0.8		0.5		0.1
Production transfer costs (1)	2.3		1.6		0.5
Other (2)	0.5		1.7		0.1
Adjusted earnings from continuing operations before interest and income taxes	$37.7	21.9%	$33.9	23.4%	$21.1	19.8%

(1)  Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2)  In 2019, Other represents expenses related to the acquisition of DITF. In 2018, Other represents expenses related to the acquisition of Compex and an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $172.0 million for the year ended December 31, 2019, compared with $144.7 million for the year ended December 31, 2018, an increase of $27.3 million or 18.9%. Revenues increased primarily due to higher shipments to the defense, telecommunications, and medtech markets, our acquisition of DITF, and higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT from continuing operations was $30.4 million for the year ended December 31, 2019, compared with $27.5 million for the year ended December 31, 2018, an increase of $2.9 million or 10.5%. EBIT margin for the year ended December 31, 2019 was 17.7%, compared with 19.0% for the year ended December 31, 2018. The increase in EBIT was primarily driven by higher gross profit as a result of product cost reductions, increased shipments, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. In addition, PD is experiencing higher precious metal pricing. Despite an increase in EBIT, our EBIT margin decreased driven by lower gross margins as a result of adding production personnel to support growth and experiencing higher precious metal pricing, partially offset by the benefits of product cost reductions and higher pricing.

PD Adjusted EBIT was $37.7 million for the year ended December 31, 2019, compared with $33.9 million for the year ended December 31, 2018, an increase of $3.8 million or 11.2%. Adjusted EBIT margin for the year ended December 31, 2019 was 21.9%, compared with 23.4% for the year ended December 31, 2018. The increase in adjusted EBIT was primarily driven by higher gross profit as a result of product cost reductions, increased shipments, and higher pricing, partially offset by personnel and factory overhead increases to support higher production volumes and manufacturing capacity. In addition, PD is experiencing higher precious metal pricing. Despite an increase in EBIT, our EBIT margin decreased driven by lower gross margins as a result of adding production personnel to support growth and experiencing higher precious metal pricing, partially offset by the benefits of product cost reductions and higher pricing.

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

On January 11, 2017, we completed an acquisition of certain assets of a capacitors manufacturer for cash consideration of $3.7 million, of which $2.5 million was paid during 2017. An additional $1.0 million was paid during 2018, with the remaining $0.2 million paid during the first quarter of 2019. This acquisition's operations are included in the PD segment.

On October 11, 2017, we entered into the New Credit Facility. For additional information, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On November 28, 2017, we completed the sale of the Timing Device Business, part of the PD segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On January 19, 2018, we acquired substantially all of the assets of Compex for $18.7 million. The acquired business provides single layer electronic components to the telecommunicaton, fiber optics, and defense markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medtech markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

On December 20, 2019, the Company acquired substantially all of the assets of the ASIC Design Business for $57.9 million. The acquired business, which does not generate revenues, includes intellectual property and an assembled workforce. The acquisition’s operations are included in the Audio segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and held outside the United States. Our cash and cash equivalents totaled $78.4 million and $73.5 million at December 31, 2019 and 2018, respectively. Of these amounts, cash held by our non-U.S. operations totaled $74.6 million and $55.3 million as of December 31, 2019 and 2018, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2019	2018	2017
Net cash flows provided by (used in):
Operating activities	$123.9	$98.5	$92.9
Investing activities	(110.5)	(88.0)	69.5
Financing activities	(8.5)	(48.6)	(117.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	1.0
Net increase (decrease) in cash and cash equivalents	$4.9	$(38.2)	$45.5

Operating Activities

Cash provided by operating activities in 2019 increased $25.4 million compared to 2018, primarily due to a net sum of favorable changes in accounts payable, inventories, and receivables. In addition, there was a decrease in income taxes paid and improved earnings before income taxes and discontinued operations, partially offset by the increased payment in 2019 to settle our annual incentive compensation obligation, which was accrued at a higher level in the previous year.

Investing Activities

Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $41.2 million and $80.1 million for the years ended December 31, 2019 and 2018, respectively. The cash used in investing activities during 2019 was driven by capital expenditures and the acquisitions of the ASIC Design Business and DITF. The cash used in investing activities during 2018 was driven by capital expenditures and the acquisition of Compex, partially offset with escrow proceeds from the sale of our Timing Device Business in 2017.

Financing Activities

Cash used in financing activities during 2019 is primarily related to the net payments under our revolving credit facility of $9.0 million and the $6.4 million payment of taxes related to net share settlement of equity awards, partially offset by the net proceeds of $9.8 million from exercise of stock-based awards. The cash used in financing activities for 2018 was primarily related to the $41.7 million net payment on our revolving credit facility and the $4.7 million payment of taxes related to net share settlement of equity awards.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2019	2018	2017
Cash flow provided by operating activities	$123.9	$98.5	$92.9
Less: Capital expenditures	(41.2)	(80.1)	(51.6)
Free cash flow	$82.7	$18.4	$41.3
Free cash flow as a percentage of revenues	9.7%	2.2%	5.5%

In 2019, we generated free cash flow of $82.7 million, representing 9.7% of revenues, compared to free cash flow in 2018 of $18.4 million, representing 2.2% of revenues. The increase in free cash flow in 2019 compared to 2018 was primarily due to decreased capital expenditures and a net sum of favorable changes in accounts payable, inventories, and receivables.

In 2020, we expect capital expenditures to be in the range of 5.0% to 7.0% of revenues.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the normal course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations and commitments as of December 31, 2019 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$172.5	$—	$172.5	$—	$—
Operating leases (2)	37.5	10.6	17.6	8.0	1.3
Purchase obligations (3)	93.3	93.3	—	—	—
Finance leases (2)	10.6	2.4	4.7	3.5	—
Post-retirement benefits (4)	1.6	1.6	—	—	—
Total obligations	$315.5	$107.9	$194.8	$11.5	$1.3

(1) Relates to the maturity of indebtedness under our New Credit Facility due in October 2022 and our Notes due in November 2021. Does not give effect to any early repayment of or future amounts which may be drawn under the New Credit Facility.

(2) Represents commitments related to operating and finance leases. See Note 8. Leases to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."
(3) Represents off-balance sheet commitments for purchase obligations related to open purchase orders with our vendors.
(4)  Amounts represent estimated contributions under our subsidiary's non-U.S. defined benefit pension plans. See Note 16. Employee Benefit Plans to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

On October 11, 2017, Knowles entered into the New Credit Facility which contains a five-year senior secured revolving credit facility providing for borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. The New Credit Facility replaced the Company's Prior Credit Facilities discussed in Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Up to $100.0 million of the New Credit Facility will be available in Euro, Sterling, and other currencies requested by the Company and agreed to by each Lender and up to $50.0 million of the New Credit Facility will be made available in the form of letters of credit denominated in any currencies agreed by the issuing bank. The New Credit Facility serves as refinancing of indebtedness under and terminates the Prior Credit Facilities.

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

The facilities contain customary covenants, which include, among others, limitations or restrictions on the incurrence of indebtedness, the incurrence of liens, entry into sales and leaseback transactions, mergers, transfers of all or substantially all assets, transactions with affiliates, and certain transactions limiting the ability of subsidiaries to pay dividends, in each case, subject to certain exceptions. The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 ("the Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At December 31, 2019, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

Risk Management

We are exposed to certain market risks which exist as part of our ongoing business operations, including changes in currency exchange rates, the dependence on key customers, price volatility for certain commodities, and changes in interest rates. We do not engage in speculative or leveraged transactions and do not hold or issue financial instruments for trading purposes.

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $17.4 million pre-tax. See Note 11. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2019, 2018, and 2017, Apple Inc. accounted for approximately 22%, 19%, and 19% of our total revenues, respectively. For the year ended December 31, 2017, Samsung Electronics Co., Ltd. accounted for approximately 10% of our total revenues. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

Commodity Pricing

We use a wide variety of raw materials, primarily metals, and semi-processed or finished components, which are generally available from a number of sources. While the required raw materials are generally available, commodity pricing for various precious metals, such as palladium, gold, brass, stainless steel, and copper, fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers if commodity prices trend upward, we also attempt to control such costs through fixed-price contracts with suppliers and various other programs through our global supply chain activities.

Interest Rates

Borrowings under our New Credit Facility are at variable interest rates. We did not have variable rate borrowings outstanding as of December 31, 2019.

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

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. Our performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. We have no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2019 and 2018, our total remaining performance obligations were immaterial. We recognize sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. We estimate variable consideration using either the expected value or most likely amount method. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.7 million, $8.1 million, and $9.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. Returns and allowances totaled $6.6 million, $7.7 million, and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. Following the sale of the Timing Device Business on November 28, 2017, the Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $740.9 million, $137.8 million, and $31.2 million, respectively, as of December 31, 2019.

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 30%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2019, 2018, or 2017.

See Note 7. Goodwill and Other Intangible Assets to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets: Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, patents, and trademarks and are amortized over their estimated useful lives, typically ranging from 5 to 10 years. We rely on patents and proprietary technology, and seek patent protection for products and production methods. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. We assess future economic benefit and/or the successful outcome of legal action related to patent defense, which involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. No legal costs were capitalized related to the defense of our patents during the years ended December 31, 2019, 2018, and 2017.

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

No impairments were recorded during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, we recorded pre-tax impairment charges in continuing operations of $5.1 million related to fixed assets and $16.2 million related to intangible assets resulting from an updated strategic plan that was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated developed technology and property, plant, and equipment assets. See Note 4. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional details.

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

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the U.S., there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2019, 2018, and 2017 periods. The valuation allowance was reduced in 2017 as a result of income recognized under the Internal Revenue Code Section 965 tax on foreign deferred earnings and changes to the net operating loss carryforward periods, allowing the use of existing deferred tax liabilities to reduce existing valuation allowances.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates on a continuing operations basis for 2019, 2018, and 2017 were a 25.0% provision, 7.4% benefit, and 66.5% provision, respectively.

On December 22, 2017, the Tax Reform Act was enacted which significantly changed U.S.tax law. Since enactment of the Tax Reform Act, the IRS and U.S. Treasury Department have issued and are expected to issue further interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued and will recognize any resulting impact in the period the related regulations are enacted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

45	Report of Independent Registered Public Accounting Firm
48	Consolidated Statements of Earnings
49	Consolidated Statements of Comprehensive Earnings
50	Consolidated Balance Sheets
51	Consolidated Statements of Stockholders' Equity
52	Consolidated Statements of Cash Flows
53	Notes to Consolidated Financial Statements
91	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Mobile Consumer Electronics (“MCE”) Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $910 million as of December 31, 2019 and the goodwill associated with the MCE reporting unit was $741 million. Management performs its annual impairment assessment in the fourth quarter of each year on October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Fair value is estimated using a discounted cash flow model. Assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the MCE reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s fair value estimate and significant assumptions, including the forecasted revenue growth rates and profit margins. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the MCE reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management, including the forecasted revenue growth rates and profit margins. Evaluating management’s assumptions related to the forecasted revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the MCE reporting unit, (ii) consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

Developed technology intangible asset acquired as part of the ASIC Design Business acquisition

As described in Note 3 to the consolidated financial statements, the Company acquired substantially all of the assets of the ASIC Design Business from ams AG for net consideration of $58 million, which included a developed technology intangible asset valued at $33 million. The fair value for the developed technology was determined using the multi-period excess earnings method under the income approach. Significant assumptions used in assessing the fair value of developed technology include expected future cost savings, technology obsolescence rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the developed technology intangible asset acquired as part of the ASIC Design Business acquisition is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the developed technology intangible asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s significant assumptions, including the expected future cost savings, technology obsolescence rate, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology intangible asset and controls over development of the assumptions related to the valuation of the developed technology intangible asset, including the expected future cost savings, technology obsolescence rate, and discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the developed technology intangible asset, and (iii) testing management’s excess earnings method used to estimate the fair value of the developed technology intangible asset, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation method and the reasonableness of the significant assumptions, including the expected future cost savings, technology obsolescence rate, and discount rate. The reasonableness of the expected future cost savings assumption was evaluated based upon the savings a market participant would expect to realize by owning the developed technology after giving effect to both historical purchases and planned future production levels. The obsolescence rate was evaluated by considering the historical obsolescence of previous and related technology products. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate, which included considering the cost of capital of comparable businesses and other industry factors.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2020

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues	$854.8	$826.9	$744.2
Cost of goods sold	525.1	503.9	452.8
Impairment charges	—	—	1.4
Restructuring charges - cost of goods sold	1.7	0.4	4.0
Gross profit	328.0	322.6	286.0
Research and development expenses	96.8	100.6	93.4
Selling and administrative expenses	145.7	142.5	126.6
Impairment charges	—	—	19.9
Restructuring charges	4.3	1.7	6.2
Operating expenses	246.8	244.8	246.1
Operating earnings	81.2	77.8	39.9
Interest expense, net	14.5	16.0	20.6
Other expense (income), net	0.4	0.7	(0.1)
Earnings before income taxes and discontinued operations	66.3	61.1	19.4
Provision for (benefit from) income taxes	16.6	(4.5)	12.9
Earnings from continuing operations	49.7	65.6	6.5
(Loss) earnings from discontinued operations, net	(0.6)	2.1	61.8
Net earnings	$49.1	$67.7	$68.3

Earnings per share from continuing operations:
Basic	$0.55	$0.73	$0.07
Diluted	$0.53	$0.72	$0.07

(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.02	$0.69
Diluted	$—	$0.02	$0.68

Net earnings per share:
Basic	$0.54	$0.75	$0.76
Diluted	$0.53	$0.74	$0.75

Weighted-average common shares outstanding:
Basic	91,156,124	90,050,051	89,329,794
Diluted	93,439,023	91,194,747	90,490,007

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net earnings	$49.1	$67.7	$68.3

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	1.3	(9.9)	27.1

Employee benefit plans:
Actuarial (losses) gains and prior service costs arising during period	(3.7)	(0.7)	0.7
Amortization or settlement of actuarial losses and prior service costs	0.5	0.5	0.6
Net change in employee benefit plans	(3.2)	(0.2)	1.3

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	0.2	(2.0)	3.4
Net losses reclassified into earnings	0.7	1.1	0.3
Total cash flow hedges	0.9	(0.9)	3.7

Other comprehensive (loss) earnings, net of tax	(1.0)	(11.0)	32.1

Comprehensive earnings	$48.1	$56.7	$100.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$78.4	$73.5
Receivables, net of allowances of $0.8 and $0.6	159.6	140.3
Inventories, net	141.8	140.1
Prepaid and other current assets	8.6	11.1
Total current assets	388.4	365.0
Property, plant, and equipment, net	206.5	211.7
Goodwill	909.9	887.9
Intangible assets, net	91.7	56.7
Operating lease right-of-use assets	33.6	—
Other assets and deferred charges	24.5	26.6
Total assets	$1,654.6	$1,547.9

Current liabilities:
Accounts payable	$87.7	$77.2
Accrued compensation and employee benefits	32.1	40.2
Operating lease liabilities	9.3	—
Other accrued expenses	16.5	20.1
Federal and other taxes on income	5.9	4.3
Total current liabilities	151.5	141.8
Long-term debt	156.8	158.1
Deferred income taxes	2.2	2.1
Long-term operating lease liabilities	25.1	—
Other liabilities	29.9	34.3
Liabilities of discontinued operations	0.6	—
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 91,701,745 and 90,212,779 shares issued and outstanding at December 31, 2019 and 2018, respectively	0.9	0.9
Additional paid-in capital	1,574.7	1,545.9
Accumulated deficit	(175.1)	(224.2)
Accumulated other comprehensive loss	(112.0)	(111.0)
Total stockholders' equity	1,288.5	1,211.6
Total liabilities and stockholders' equity	$1,654.6	$1,547.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2017	$0.9	$1,499.8	$(360.2)	$(132.1)	$1,008.4

Net earnings	—	—	68.3	—	68.3
Other comprehensive earnings, net of tax	—	—	—	32.1	32.1
Stock-based compensation expense	—	25.1	—	—	25.1
Common stock issued for exercise of stock options	—	3.3	—	—	3.3
Tax on restricted stock unit vesting	—	(5.1)	—	—	(5.1)
Balance at December 31, 2017	$0.9	$1,523.1	$(291.9)	$(100.0)	$1,132.1

Net earnings	—	—	67.7	—	67.7
Other comprehensive loss, net of tax	—	—	—	(11.0)	(11.0)
Stock-based compensation expense	—	27.0	—	—	27.0
Common stock issued for exercise of stock options	—	0.5	—	—	0.5
Tax on restricted stock unit vesting	—	(4.7)	—	—	(4.7)
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6

Net earnings	—	—	49.1	—	49.1
Other comprehensive loss, net of tax	—	—	—	(1.0)	(1.0)
Stock-based compensation expense	—	25.2	—	—	25.2
Common stock issued for exercise of stock options and other	—	10.0	—	—	10.0
Tax on restricted stock unit vesting	—	(6.4)	—	—	(6.4)
Balance at December 31, 2019	$0.9	$1,574.7	$(175.1)	$(112.0)	$1,288.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net earnings	$49.1	$67.7	$68.3
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	54.4	52.4	57.3
Stock-based compensation	25.2	27.0	25.1
Impairment of intangibles	—	—	16.2
Non-cash interest expense and amortization of debt issuance costs	8.1	7.6	7.6
Loss on disposal of fixed assets	0.2	0.2	—
Impairment charges on fixed and other assets	—	—	5.5
Gain on sale of business	—	(1.6)	(62.3)
Deferred income taxes	(0.7)	8.7	(30.1)
Other, net	1.3	(2.8)	4.9
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(17.8)	(0.3)	2.4
Inventories, net	(0.3)	(15.7)	(34.0)
Prepaid and other current assets	2.7	(1.3)	(8.4)
Accounts payable	12.1	(6.3)	4.9
Accrued compensation and employee benefits	(8.1)	7.9	(0.9)
Other accrued expenses	(0.6)	(8.8)	7.3
Accrued taxes	2.7	(5.1)	0.9
Other non-current assets and non-current liabilities	(4.4)	(31.1)	28.2
Net cash provided by operating activities	123.9	98.5	92.9

Investing Activities
Additions to property, plant, and equipment	(41.2)	(80.1)	(51.6)
Acquisitions of business (net of cash acquired)	(69.3)	(18.0)	(2.5)
Proceeds from the sale of business	—	10.0	123.1
Proceeds from the sale of property, plant, and equipment	—	0.1	0.5
Net cash (used in) provided by investing activities	(110.5)	(88.0)	69.5

Financing Activities
Payments under revolving credit facility	(19.0)	(47.7)	(185.0)
Borrowings under revolving credit facility	10.0	6.0	190.7
Principal payments on term loan debt	—	—	(118.5)
Debt issuance costs	—	—	(1.7)
Payment of consideration owed for acquisitions	(1.2)	(1.0)	—
Payments of finance lease obligations	(1.7)	(1.7)	(1.6)
Tax on restricted stock unit vesting	(6.4)	(4.7)	(5.1)
Net proceeds from exercise of stock-based awards	9.8	0.5	3.3
Net cash used in financing activities	(8.5)	(48.6)	(117.9)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	1.0

Net increase (decrease) in cash and cash equivalents	4.9	(38.2)	45.5
Cash and cash equivalents at beginning of period	73.5	111.7	63.4
Add: Cash and cash equivalents at beginning of period from discontinued operations	—	—	2.8
Less: Cash and cash equivalents at end of period from discontinued operations	—	—	—
Cash and cash equivalents at end of period	$78.4	$73.5	$111.7

Supplemental information - cash paid during the year for:
Income taxes	$12.1	$18.0	$13.1
Interest	$7.5	$9.0	$11.3

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, automotive, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On December 20, 2019, the Company acquired substantially all of the assets of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”). See Note 3. Acquisitions for additional information related to the transaction.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases - The Company adopted ASC 842, Leases, on January 1, 2019 under the prospective transition method that did not require comparative period financial statements to be adjusted. Periods prior to January 1, 2019 have been presented in accordance with prior guidance (ASC 840). Refer to the Recently Adopted Accounting Standards section below for additional information.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. Following the sale of the Timing Device Business on November 28, 2017, the Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $740.9 million, $137.8 million, and $31.2 million, respectively, as of December 31, 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 30%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2019, 2018, or 2017.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, patents, and trademarks and are amortized over their estimated useful lives, typically ranging from 5 to 10 years. The Company relies on patents and proprietary technology, and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. The Company capitalized no legal costs related to the defense of its patents during the years ended December 31, 2019, 2018, and 2017.

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

The Company recorded no impairments during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recorded impairments and other charges related to its continuing operations of $21.3 million. See Note 4. Impairments for additional details.

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

Revenue Recognition - The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The Company did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2018 as the impact of the standard on the Consolidated Financial Statements was not material. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company's historical practice of recognizing revenue when title and risk of loss pass to the customer.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2019 and 2018, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.7 million, $8.1 million, and $9.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. Returns and allowances totaled $6.6 million, $7.7 million, and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Receivables, net from contracts with customers were $152.8 million and $128.6 million as of December 31, 2019 and 2018, respectively. See Note 18. Segment Information for disclosures regarding the disaggregation of revenues.

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted, which significantly changed U.S. tax law. Since enactment of the Tax Reform Act, the Internal Revenue Service and U.S. Treasury Department have issued and are expected to issue further interpretive guidance that impacts taxpayers. The Company will continue to evaluate such guidance as it is issued and will recognize any resulting impact in the period the related regulations are enacted.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at December 31, 2019, 2018, and 2017 were $4.7 million, $7.1 million, and $8.5 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 to simplify the accounting for income taxes. This guidance removes certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and prospective application of the guidance is required. The Company has not yet determined the impact of the standard on its Consolidated Financial Statements or its adoption date.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14 to amend disclosure requirements related to defined benefit pension and other postretirement plans. The standard is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted and retrospective application of the guidance is required. The Company elected to early adopt the standard in the fourth quarter of 2019, which did not have a significant impact on its disclosures. As the standard relates only to disclosures, there was no impact on the Consolidated Financial Statements. See Note 16. Employee Benefit Plans for disclosures reflecting the amended requirements on a retrospective basis.

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

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance within ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01, which are collectively referred to as ASC 842. This guidance requires a lessee to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The Company adopted the standard as of January 1, 2019 under the prospective transition method that did not require comparative period financial statements to be adjusted. Periods prior to January 1, 2019 have been presented in accordance with prior guidance (ASC 840). See Note 8. Leases for additional information. The Company elected the transition package of practical expedients for leases that commenced before the adoption date, which among other things, allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient to not separate nonlease components from lease components, which increased lease liabilities and right-of-use assets through the inclusion of fixed payments for nonlease components such as maintenance.

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

On November 28, 2017, the Company completed the sale of its Timing Device Business, part of the PD segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. The Company recorded a gain of $63.9 million as a result of the sale, which included $0.4 million of gain amounts reclassified from Accumulated other comprehensive loss into earnings related to currency translation adjustments. The purchase price included $10.0 million held in escrow that was received during the year ended December 31, 2018.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Revenues	$—	$—	$92.2
Cost of goods sold	—	—	61.5
Impairment charges	—	—	0.4
Restructuring charges - cost of goods sold	—	—	0.1
Gross profit	—	—	30.2
Research and development expenses	—	—	7.7
Selling and administrative expenses	—	—	18.5
Restructuring charges	—	—	0.2
Operating expenses	—	—	26.4
Other (income) expense, net	—	(0.2)	1.3
Gain on sale of business (1)	—	(1.6)	(62.3)
Earnings from discontinued operations before taxes (2)	—	1.8	64.8
Provision for (benefit from) income taxes	0.6	(0.3)	3.0
(Loss) earnings from discontinued operations, net of tax	$(0.6)	$2.1	$61.8
(1) The Company recorded a change in estimated purchase price adjustments related to the Timing Device Business of $1.8 million during the third quarter of 2018.
(2) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The discontinued operations did not have any such interest expense in the periods presented.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2019
Liabilities of discontinued operations:
Other liabilities (1)	$0.6
Total liabilities	$0.6
(1) The Company recorded an unrecognized tax benefit related to the Speaker and Receiver Product Line during the fourth quarter of 2019.

There were no assets and liabilities of discontinued operations as of December 31, 2018.

The following table presents the depreciation, amortization, and capital expenditures related to discontinued operations:

(in millions)	Year Ended December 31, 2017
Depreciation	$2.3
Amortization of intangible assets	1.2
Capital expenditures	2.1

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the years ended December 31, 2019 and 2018. There were no capital expenditures in accounts payable at December 31, 2019, 2018, or 2017.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions

ASIC Design Business

On December 20, 2019, the Company acquired substantially all of the assets of the ASIC Design Business from ams AG for $57.9 million. The acquired business, which does not generate revenues, includes intellectual property and an assembled workforce. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the Audio segment. Included in the Consolidated Statements of Earnings is a loss before income taxes of $0.1 million from the date of acquisition through December 31, 2019.

The table below represents a preliminary allocation of the purchase price to net assets acquired as of December 20, 2019:

(in millions)
Property, plant, and equipment	$0.6
Developed technology	33.3
In-process research and development	3.7
Non-competition agreement	1.6
Goodwill	18.8
Assumed current liabilities	(0.1)
Total purchase price	$57.9

The preceding purchase price allocation is subject to change as additional information about the fair values of assets and liabilities becomes available. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill. The Company expects to finalize the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

Intangible Assets

The fair values for developed technology and in-process research and development ("IPR&D") were determined using the multi-period excess earnings method under the income approach. This method reflects the present value of expected future cash flows less charges representing the contribution of other assets to those cash flows. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of developed technology and IPR&D include expected future cost savings, technology obsolescence rates, discount rates, and expected costs to complete IPR&D. Discount rates of 13.0% and 14.0% were applied to the expected future cash flows to reflect the risk related to developed technology and IPR&D, respectively.

Developed technologies will be amortized over an estimated useful life of 6 years based on the technology cycle and cash flows over the forecast period. IPR&D is initially classified as an indefinite-lived intangible asset and assessed for impairment thereafter. Upon completion of the underlying project, IPR&D is reclassified as a definite-lived intangible asset and amortized over its estimated useful life. The IPR&D project is expected to be complete in 2021.

The excess of the total purchase price over the total fair value of the identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to synergies and the assembled workforce. All of the goodwill resulting from this acquisition is tax deductible. Goodwill has been allocated to the Audio segment, which is the segment expected to benefit from the acquisition.

The Company believes the fair values assigned to intangible assets are based on reasonable assumptions and estimates that approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. Actual results could differ materially from these estimates.

Unaudited Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information as if the ASIC Design Business had been acquired on January 1, 2018. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and the ASIC Design Business. The pro-forma results include estimated amortization of definite-lived intangible assets and exclude transaction costs.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2018. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

	(unaudited)
	Years Ended December 31,
(in millions, except share and per share amounts)	2019	2018
Earnings from continuing operations:
As reported	$49.7	$65.6
Pro-forma	40.7	56.1
Basic earnings per share from continuing operations:
As reported	$0.55	$0.73
Pro-forma	0.45	0.62
Diluted earnings per share from continuing operations:
As reported	$0.53	$0.72
Pro-forma	0.44	0.62

DITF

On January 3, 2019, the Company acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medtech markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are DITF's revenues and earnings before income taxes of $8.9 million and $0.3 million, respectively, from the date of acquisition through December 31, 2019.

The table below represents the final allocation of the purchase price to net assets acquired as of January 3, 2019:

(in millions)
Receivables	$1.2
Inventories	0.9
Property, plant, and equipment	2.8
Customer relationships	1.4
Developed technology	1.3
Trademarks and other amortized intangible assets	0.7
Other assets	0.5
Goodwill	3.2
Assumed liabilities	(0.9)
Total purchase price	$11.1

Customer relationships, developed technology, and trademarks will be amortized over estimated useful lives of 6 years, 6 years, and 7 years, respectively. The fair value for customer relationships was determined using the excess earnings method under the income approach. The fair values of developed technology and trademarks were determined using the relief from royalty method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

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

Compex

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled during the second quarter of 2018 as well as a $1.0 million holdback that was paid during the third quarter of 2019 and was previously recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The acquired business provides single layer electronic components to the telecommunication, fiber optics, and defense markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $12.6 million and $3.4 million, respectively, from the date of acquisition through December 31, 2018.

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

4. Impairments

The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no asset impairments recorded during the years ended December 31, 2019 and 2018. During the second quarter of 2017, an updated strategic plan was completed for Audio segment product lines. The updated strategic plan identified a decline of future demand for a specific product line, which indicated projected future cash flows may not be sufficient to recover the carrying value of the associated developed technology and property, plant, and equipment assets. The utilization of undiscounted future cash flows was used to determine recoverability of the long-lived assets. The fair value of the intangibles was determined through the use of discounted cash flows, and the fair value of fixed assets was determined using their liquidation value. As a result of this analysis, the Company concluded that the fair values of these long-lived assets were less than their respective carrying values. The Company recorded total impairment charges of $21.3 million, of which $5.1 million was related to fixed assets and $16.2 million was related to intangible assets. The Company recorded $1.4 million of the charges within Impairment charges in Gross profit and recorded $19.9 million within the Impairment charges line item in Operating expenses within the Consolidated Statements of Earnings.

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2019	December 31, 2018
Raw materials	$82.8	$70.8
Work in progress	30.9	30.2
Finished goods	53.5	65.3
Subtotal	167.2	166.3
Less reserves	(25.4)	(26.2)
Total	$141.8	$140.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2019	December 31, 2018
Land	$7.7	$7.5
Buildings and improvements	104.5	102.3
Machinery, equipment, and other	533.1	499.9
Subtotal	645.3	609.7
Less accumulated depreciation	(438.8)	(398.0)
Total	$206.5	$211.7

Depreciation expense totaled $47.4 million, $45.9 million, and $46.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no fixed asset impairments recorded during the years ended December 31, 2019 and 2018. The Company recorded fixed asset impairments of $5.1 million for the year ended December 31, 2017.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at January 1, 2018	$859.9	$25.0	$884.9
Acquisition	—	3.0	3.0
Balance at December 31, 2018	859.9	28.0	887.9
Acquisitions	18.8	3.2	22.0
Balance at December 31, 2019	$878.7	$31.2	$909.9

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2019		December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.2	$0.5	$0.2
Patents	40.8	31.5	40.8	26.9
Customer relationships	12.0	3.6	10.6	2.0
Developed technology	36.5	0.7	4.4	2.7
Non-competition agreements	1.8	0.1	0.2	—
Total	92.1	36.1	56.5	31.8
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D	3.7		—
Total	35.7		32.0
Total intangible assets, net	$91.7		$56.7

As of December 31, 2019, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 5.5 years, patents at 2.0 years, customer relationships at 6.7 years, developed technology at 6.0 years, and non-competition agreements at 3.0 years. The weighted average remaining useful life in total for all amortizable intangible assets was 5.3 years as of December 31, 2019.

Total amortization expense for the years ended December 31, 2019, 2018, and 2017 was $7.0 million, $6.5 million, and $7.3 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
2020	$13.0
2021	13.0
2022	7.7
2023	7.1
2024	7.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases

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

The following table details the components of lease cost:

(in millions)	Year Ended December 31, 2019
Operating lease cost (1)	$9.8
Finance lease cost:
Amortization of right-of-use assets	2.2
Interest on lease liabilities	0.2
Sublease income	(2.9)
Total lease cost	$9.3
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2019
Finance lease right-of-use assets	Property, plant, and equipment, net	$11.7

Current finance lease liabilities	Other accrued expenses	$2.4
Long-term finance lease liabilities	Other liabilities	6.9
Total finance lease liabilities		$9.3

The following table presents supplemental cash flow information related to leases:

(in millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.4
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	1.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.6
Finance leases	0.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details weighted-average remaining lease terms and discount rates:

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.3
Finance leases	5.1
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	5.6%

The following table details maturities of lease liabilities as of December 31, 2019:

(in millions)	Operating Leases	Finance Leases
2020	$10.6	$2.4
2021	9.3	2.4
2022	8.3	2.3
2023	6.3	2.3
2024	1.7	1.2
2025 and thereafter	1.3	—
Total lease payments	37.5	10.6
Less interest	(3.1)	(1.3)
Present value of lease liabilities	$34.4	$9.3

Years Ended December 31, 2018 and 2017

Total rental expense for all operating leases, net of sublease rental income, was $7.3 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively. Total sublease rental income was $2.3 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for capital and operating leases as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$9.7	$2.3
2020	9.3	2.3
2021	8.8	2.3
2022	8.1	2.3
2023	6.1	2.3
2024 and thereafter	3.8	2.6
Total minimum lease payments	45.8	14.1
Less sublease rental income	(8.8)	—
Net minimum lease payments	$37.0	14.1
Less imputed interest		(1.6)
Present value of capital lease obligations		$12.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2019	December 31, 2018
Sales volume rebates	$3.3	$4.7
Accrued short-term finance leases	2.4	2.4
Accrued taxes other than income taxes	2.0	2.1
Accrued insurance	1.9	1.6
Restructuring and exit costs	1.4	0.9
Warranty	0.9	0.5
Hedging liability	0.3	0.6
Other (1)	4.3	7.3
Total	$16.5	$20.1
(1) Represents other miscellaneous accruals, none of which are individually significant.

The following table details the major components of other liabilities:

(in millions)	December 31, 2019	December 31, 2018
Deferred compensation, including defined benefit plans	$17.1	$17.0
Long-term finance leases	6.9	10.1
Unrecognized tax benefits	4.2	3.5
Restructuring and exit costs	—	0.2
Other	1.7	3.5
Total	$29.9	$34.3

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2019	2018
Beginning balance, January 1	$0.5	$2.1
Provision for warranties	3.8	0.4
Settlements made	(3.4)	(1.9)
Other adjustments, including currency translation	—	(0.1)
Ending balance, December 31	$0.9	$0.5

10. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2019, the Company recorded restructuring charges of $1.7 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment, as well as rationalizing the Audio segment workforce. The Company also recorded restructuring charges of $4.3 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company recorded restructuring charges of $0.4 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. The Company also recorded restructuring charges of $1.7 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2019	2018	2017
Audio	$4.8	$1.4	$8.1
Precision Devices	0.8	0.5	0.1
Corporate	0.4	0.2	2.0
Total	$6.0	$2.1	$10.2

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2017	$2.4	$0.4	$2.8
Restructuring charges (1)	8.4	1.8	10.2
Payments	(6.5)	(1.8)	(8.3)
Other, including foreign currency	0.4	—	0.4
Balance at December 31, 2017	4.7	0.4	5.1
Restructuring charges	2.1	—	2.1
Payments	(5.9)	(0.1)	(6.0)
Other, including foreign currency	(0.1)	—	(0.1)
Balance at December 31, 2018	0.8	0.3	1.1
Restructuring charges	6.0	—	6.0
Payments	(5.4)	—	(5.4)
Other, including foreign currency (2)	—	(0.3)	(0.3)
Balance at December 31, 2019	$1.4	$—	$1.4

(1)
During the year ended December 31, 2017, the Company reversed $1.2 million of previously recorded restructuring charges in Gross profit due to subsequent developments that impacted the previously estimated amounts.

(2) Contract termination accruals related to leases of $0.3 million were reclassified to the related operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2019	December 31, 2018
Other accrued expenses	$1.4	$0.9
Other liabilities	—	0.2
Total	$1.4	$1.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2019 and 2018, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $61.1 million and $41.6 million, respectively.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense (income), net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2019 and 2018, the notional value of the derivatives related to economic hedging was $41.8 million and $19.8 million, respectively.

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

The Company early adopted ASU 2017-12 as of January 1, 2018. As the standard required adoption of the amended presentation requirements on a prospective basis, the Company began presenting the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings as of January 1, 2018. These amounts were classified in the Other expense (income), net line in prior periods. This change aligns the presentation of the impact of these hedges with the same line on the Consolidated Statements of Earnings that is used to present the earnings effect of the hedged item.

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.9	$0.2
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.2)	(0.6)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.5	0.2
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

The pre-tax amount of unrealized gain (loss) recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2019	2018	2017
Cash flow hedges	Foreign exchange contracts	$0.2	$(2.5)	$3.6
Cash flow hedges	Interest rate contracts	—	0.1	0.3

There was no tax benefit or expense for the year ended December 31, 2019. The table above excludes a tax benefit of $0.4 million and tax expense of $0.5 million for the years ended December 31, 2018 and 2017, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2019		2018			2017
Hedge Type	Contract Type	Cost of goods sold	Other expense (income), net	Cost of goods sold	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$525.1	$0.4	$503.9	$16.0	$0.7	$20.6	$(0.1)

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	0.9	—	1.4	—	—	—	(0.3)
Cash flow hedges	Interest rate contracts	—	—	—	—	—	0.8	—

Effect of derivatives not designated as hedging instruments
Amount of (gain) loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	(0.9)	—	—	0.9	—	(0.3)

12. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	December 31, 2019	December 31, 2018
3.25% convertible senior notes	$156.8	$149.1
Revolving credit facility	—	9.0
Total	156.8	158.1
Less current maturities (1)	—	—
Total long-term debt	$156.8	$158.1

(1) There are no required principal payments due under the 3.25% convertible senior notes until maturity in November 2021.

Total debt principal payments over the next five years are as follows:

(in millions)	2020	2021	2022	2023	2024
Debt principal payments	$—	$172.5	$—	$—	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of December 31, 2019, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	December 31, 2019	December 31, 2018
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(15.7)	(23.4)
Total	156.8	149.1
Less current maturities (1)	—	—
Long-term portion	$156.8	$149.1

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at December 31, 2019 was $226.3 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day of 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
(in millions)	2019	2018	2017
3.25% coupon	$5.6	$5.6	$5.6
Amortization of debt issuance costs	0.9	0.9	0.9
Amortization of debt discount	6.8	6.3	5.8
Total	$13.3	$12.8	$12.3

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	December 31, 2019	December 31, 2018
$400.0 million revolving credit facility due October 2022	$—	$9.0
Less current maturities	—	—
Long-term portion	$—	$9.0

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

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At December 31, 2019, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities was 3.98%, 3.56%, and 3.58% for the years ended December 31, 2019, 2018, and 2017, respectively. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facilities for the years ended December 31, 2018 and 2017 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving lines of credit was 0.23%, 0.24%, and 0.36% for the years ended December 31, 2019, 2018, and 2017, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense and interest income for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Interest expense (1)	$15.3	$16.6	$20.8
Interest income	(0.8)	(0.6)	(0.2)
Interest expense, net	$14.5	$16.0	$20.6

(1) During 2017, the Company wrote off $0.4 million of debt issuance costs related to the Prior Credit Facilities to interest expense upon entering into the New Credit Facility.

See Note 11. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

13. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2019	2018	2017
Domestic	$(48.3)	$(34.1)	$402.7
Foreign	114.6	95.2	(383.3)
Total earnings before income taxes and discontinued operations	$66.3	$61.1	$19.4

Income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 is comprised of the following:

	Years Ended December 31,
(in millions)	2019	2018	2017
Current:
U.S. Federal	$0.7	$(25.0)	$28.9
State and local	0.2	0.1	0.1
Foreign	15.9	11.6	11.7
Total current tax expense (benefit)	$16.8	$(13.3)	$40.7
Deferred:
U.S. Federal	$0.1	$7.8	$(26.8)
State and local	(0.1)	0.2	—
Foreign	(0.2)	0.8	(1.0)
Total deferred tax (benefit) expense	(0.2)	8.8	(27.8)
Total income tax expense (benefit)	$16.6	$(4.5)	$12.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. Federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. Federal income tax rate	21.0%	21.0%	35.0%
State and local taxes, net of Federal income tax benefit	0.2%	0.4%	(0.2)%
Foreign operations tax effect	5.0%	4.0%	27.0%
Research and experimentation tax credits	(5.0)%	(5.0)%	(11.6)%
Valuation allowance	15.0%	22.9%	60.8%
Tax contingencies	1.3%	(4.3)%	6.6%
Tax holiday	(24.6)%	(24.3)%	(78.0)%
Foreign taxes	2.1%	0.9%	(5.0)%
Non-deductible and non-taxable interest	(2.9)%	1.4%	(0.8)%
Stock-based compensation	3.0%	3.1%	9.3%
Other, principally non-tax deductible items (1)	0.3%	3.2%	13.5%
Transition tax	—%	(28.9)%	89.7%
U.S. tax reform	—%	—%	(85.3)%
Global low tax and foreign derived intangible income	10.6%	(1.7)%	—%
Prior period items	(1.0)%	(0.1)%	5.5%
Effective income tax rate	25.0%	(7.4)%	66.5%

(1) Includes income tax expense related to the Malaysian tax consequences of the intra-entity intellectual property sale between the U.S. and Malaysia that increases the effective income tax rate by 18.5% for the year ended December 31, 2017.

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. These tax holidays are subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. The Malaysian tax holidays reduce the anticipated effective rate on qualified income to approximately 6.0% and 7.2% versus the statutory rate of 24.0%, through 2021. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The continuing operations benefit of these incentives for the years ended December 31, 2019, 2018, and 2017 is estimated to be $14.6 million, $13.3 million, and $13.8 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the years ended December 31, 2019, 2018, and 2017 was $0.16, $0.15, and $0.15, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2019	December 31, 2018
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$14.1	$15.1
Accrued expenses, principally for state income taxes, interest, and warranty	6.5	4.6
Net operating loss and other carryforwards (1)	67.6	155.9
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	4.1	3.9
Convertible note hedges	3.9	5.7
Plant and equipment, principally due to differences in depreciation	10.2	9.4
Total gross deferred tax assets	106.4	194.6
Valuation allowance (1)	(85.3)	(131.2)
Total deferred tax assets	$21.1	$63.4

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases	$(3.7)	$(8.7)
Debt discount on convertible notes	(2.9)	(4.4)
Other liabilities (1)	(1.0)	(37.2)
Total gross deferred tax liabilities	(7.6)	(50.3)
Net deferred tax asset	$13.5	$13.1

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$15.7	$15.2
Deferred income taxes (non-current deferred tax liabilities)	(2.2)	(2.1)
Net deferred tax asset	$13.5	$13.1

(1) These decreases primarily related to the liquidation of the Company's Austrian subsidiaries.

The Company recorded valuation allowances of $85.3 million and $131.2 million at December 31, 2019 and 2018, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset is considered realizable, however, it could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present, requiring that additional weight be given to subjective evidence such as our projections for growth.

At December 31, 2019, the Company had $27.4 million of Federal net operating losses that are available, of which $11.6 million will expire in the next 5 to 10 years, and of which $15.8 million will expire in the next 10 to 20 years. There are $54.6 million of State net operating losses that are available between 2021 and 2036. There are $13.0 million of non-U.S. net operating loss carryforwards, of which $9.1 million will expire in the next 10 to 20 years and $3.9 million can be carried forward indefinitely.

The Company has $22.2 million of U.S. federal research and development credits that begin to expire in 2020 and $16.7 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $18.2 million of state credits, of which $2.1 million will expire between 2020 and 2035 if unused, and $16.1 million can be carried forward indefinitely.

The Company has not provided for U.S. federal income taxes on the historical undistributed earnings of its international subsidiaries because such earnings are currently reinvested in foreign jurisdictions and will continue to be reinvested indefinitely. Our Malaysian principal subsidiary is our primary source of foreign earnings and cash. Any future decision to distribute cash from this subsidiary to the U.S. should not result in a material amount of U.S. or foreign taxes as the majority of the Company's $1.4 billion historical undistributed earnings have been previously taxed in the U.S. under the Tax Reform Act.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2019, the Company recorded no potential interest benefit or expense. For the years ended December 31, 2018 and 2017, the Company recorded a potential interest benefit of $0.3 million and $1.1 million, respectively. There was no accrued interest at December 31, 2019 and 2018. Total accrued interest at December 31, 2017 of $0.4 million was included in Other liabilities on the Consolidated Balance Sheets. There was no recorded potential penalty expense during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company recorded potential penalty expense of $0.1 million and $0.2 million, respectively. Total accrued penalties at December 31, 2019, 2018, and 2017 of $0.3 million, $0.3 million, and $0.2 million, respectively, were included in Other liabilities on the Consolidated Balance Sheets.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2017, excluding 2015, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2015, the Company’s Malaysian principal subsidiary is no longer subject to examination. Included in the balance of total unrecognized tax benefits at December 31, 2019 are potential benefits of $3.9 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2017	$11.8
Additions based on tax positions related to the current year	2.6
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years due to lapsed statutes of limitations	(1.3)
Tax reform	(1.5)
Foreign exchange fluctuations	0.3
Unrecognized tax benefits at December 31, 2017	$12.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.3
Reductions for tax positions due to lapsed statutes of limitations	(2.5)
Settlements	(0.3)
Unrecognized tax benefits at December 31, 2018	$10.1
Additions for tax positions of prior years	2.8
Reductions for tax positions of prior years	(0.1)
Settlements	(0.1)
Unrecognized tax benefits at December 31, 2019	$12.7

14. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2019	2018	2017
Pre-tax stock-based compensation expense
Cost of goods sold	$1.5	$1.6	$1.8
Research and development expenses	7.7	7.8	6.1
Selling and administrative expenses	16.0	17.6	16.8
Total pre-tax stock-based compensation expense	25.2	27.0	24.7
Tax benefit	—	—	—
Total stock-based compensation expense, net of tax	$25.2	$27.0	$24.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2019			2018			2017
Risk-free interest rate	1.55%	to	2.44%	2.59%			1.73%	to	1.93%
Dividend yield	—%			—%			—%
Expected life (years)	4.5			4.5			4.5
Volatility	40.0%	to	42.9%	41.2%			33.2%	to	38.8%
Fair value at date of grant	$6.22	to	$7.45	$4.83	to	$6.59	$5.02	to	$6.73

Expected volatilities for the year ended December 31, 2019 are based on the historical volatility of the Company’s common stock. Prior to the year ended December 31, 2019, the determination of expected volatility was based on a blended peer group volatility for companies in similar industries, stage of life, and with similar market capitalization since there was not sufficient historical volatility data for Knowles common stock over the period commensurate with the expected term of its stock options. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. The Company does not currently anticipate paying dividends over the expected term.

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

The following table summarizes the Company's SSAR and stock option activity for the year ended December 31, 2019.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2018	781,995	$21.85			5,471,493	$17.64
Granted	—	—			906,966	16.34
Exercised	(78,470)	14.28			(623,951)	15.68
Forfeited	—	—			(266,296)	15.86
Expired	(106,988)	22.54			(111,064)	28.71
Outstanding at December 31, 2019	596,537	$22.72	$—	2.3	5,377,148	$17.51	$27.0	3.5

Exercisable at December 31, 2019	596,537	$22.72	$—	2.3	3,870,484	$18.08	$19.3	2.7

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2019 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no unrecognized compensation expense related to SSARs at December 31, 2019. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2019 was $5.5 million. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2019	2018	2017
SSARs
Fair value of SSARs that are exercisable	$1.5	$1.8	$1.9
Aggregate intrinsic value of SSARs exercised	0.4	0.1	0.2

Stock Options
Cash received by Knowles for exercise of stock options	9.8	0.5	3.3
Aggregate intrinsic value of options exercised	2.7	0.2	1.1

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	2,446,431	$15.12
Granted	1,518,148	16.27
Vested (1)	(1,183,420)	14.72
Forfeited	(520,045)	15.59
Unvested at December 31, 2019	2,261,114	$15.99

(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

RSUs generally vest based on the passage of time. RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2019 was $17.4 million. At December 31, 2019, $21.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.3 years.

PSUs

The Company grants PSUs to senior management. In each case, the awards will cliff vest three years following the grant date. For the awards granted in February 2018 and 2017, the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. For the awards granted in February 2019, the number of PSUs that may be earned and vest is based on the Company's revenues and total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable performance metrics, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's PSU activity for the year ended December 31, 2019:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2018	557,967	$14.27
Granted	326,756	18.67
Vested	—	—
Forfeited	(39,934)	15.65
Unvested at December 31, 2019	844,789	$15.90

At December 31, 2019, $6.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.8 years.

15. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business. The majority of these claims and proceedings relate to commercial, warranty, employment, and intellectual property matters. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company does not believe that the disposition of these legal proceedings or claims, individually or in the aggregate, after taking into account recorded accruals and the availability and limits of insurance coverage, will have a material adverse effect on its cash flow, results of operations, or financial condition. The Company owns many patents and other intellectual property pertaining to its products, technology, and manufacturing processes. Some of the Company's patents have been and may continue to be infringed upon or challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property, including through the use of legal proceedings in various jurisdictions around the world. Such steps have resulted in and may continue to result in retaliatory legal proceedings, including litigation or other legal proceedings in various jurisdictions and forums around the world alleging infringement by the Company of patents owned by others. The costs of investigations and legal proceedings relating to the enforcement and defense of the Company’s intellectual property may be substantial. Additionally, in multi-forum disputes, the Company may incur adverse judgments with regard to certain claims in certain jurisdictions and forums while still contesting other related claims against the same opposing party in other jurisdictions and forums.

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2019 and 2018.

16. Employee Benefit Plans

Knowles sponsors its own defined contribution plan. The Company's expense relating to the defined contribution plan was $7.2 million, $6.8 million, and $6.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2019 and 2018.

	December 31,
(in millions)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$53.7	$57.9
Service cost	0.3	0.4
Interest cost	1.5	1.3
Benefits paid	(2.0)	(1.5)
Actuarial loss (gain) (1)	7.7	(3.8)
Plan amendments (2)	—	1.0
Currency translation and other (3)	2.9	(1.6)
Benefit obligation at end of year	64.1	53.7
Change in plan assets:
Fair value of plan assets at beginning of year	47.8	51.8
Actual return on plan assets	6.5	(1.2)
Company contributions	3.4	1.9
Benefits paid	(2.0)	(1.5)
Currency translation and other	2.5	(3.2)
Fair value of plan assets at end of year	58.2	47.8
Funded status	$(5.9)	$(5.9)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$0.8	$1.0
Other liabilities	(6.7)	(6.9)
Funded status	$(5.9)	$(5.9)

Accumulated other comprehensive loss:
Net actuarial losses	$21.2	$18.0
Prior service cost	1.2	1.3
Deferred taxes	(3.8)	(3.8)
Total accumulated other comprehensive loss, net of tax	18.6	15.5

Accumulated benefit obligation	$62.9	$52.6

(1) The net actuarial loss during the year ended December 31, 2019 primarily related to a decrease in the discount rates for the U.K. plans. The net actuarial gain during the year ended December 31, 2018 primarily related to changes in key actuarial assumptions for the U.K plans, including an increase in the discount rates and updated mortality table assumptions.
(2) On October 26, 2018, the U.K. High Court of Justice issued a ruling in a case related to equalization of pension plan participant benefits for the gender effects of Guaranteed Minimum Pensions. As a result of this ruling, the Company recorded an estimated increase to benefit obligations for its U.K defined benefit pension plans of $1.0 million during the year ended December 31, 2018.
(3) The Company recorded an increase in liabilities of $1.3 million related to pre-spin-off pension obligations during the year ended December 31, 2018.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2019 and 2018:

	December 31,
(in millions)	2019	2018
Projected benefit obligation	$39.6	$33.3
Fair value of plan assets	32.9	26.4

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2019 and 2018:

	December 31,
(in millions)	2019	2018
Accumulated benefit obligation	$37.1	$31.0
Fair value of plan assets	31.0	24.7

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Service cost	$0.3	$0.4	$0.3
Interest cost	1.5	1.3	1.5
Expected return on plan assets	(2.4)	(2.8)	(2.7)
Amortization of prior service cost	0.1	—	—
Amortization of recognized actuarial loss	0.4	0.5	0.5
Other (1)	0.1	1.3	—
Total net periodic benefit cost (income)	$—	$0.7	$(0.4)

(1) The Company recorded an adjustment related to pre-spin-off pension obligations during the year ended December 31, 2018.

The components of net periodic benefit cost (income) other than service cost are presented in the Other expense (income), net line on the Consolidated Statements of Earnings. The service cost comp is presented within the Cost of goods sold, Research and development expenses, and Selling and administrative expenses lines on the Consolidated Statements of Earnings based on the nature of services performed by the related employees.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2019	2018
Discount rate
Philippines	5.00%	8.25%
Taiwan	0.75%	1.25%
United Kingdom	2.00%	2.80%
Weighted-average	1.97%	2.78%
Average wage increase
Philippines	5.00%	6.00%
Taiwan	4.00%	4.25%
United Kingdom	4.25%	4.40%
Weighted-average	4.24%	4.41%

The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2019	2018	2017
Discount rate
Philippines	8.25%	—	—
Taiwan	1.25%	1.25%	1.50%
United Kingdom	2.80%	2.44%	2.64%
Weighted-average	2.78%	2.40%	2.60%
Average wage increase
Philippines	6.00%	—	—
Taiwan	4.25%	4.00%	4.00%
United Kingdom	4.40%	4.50%	4.60%
Weighted-average	4.41%	4.46%	4.55%
Expected return on plan assets
Taiwan	2.00%	1.50%	1.75%
United Kingdom	4.82%	5.75%	5.90%
Weighted-average	4.72%	5.64%	5.80%

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$2.4	$21.9	$—	$24.3	$1.9	$18.5	$—	$20.4
Common stock funds	—	17.7	—	17.7	—	13.4	—	13.4
Real estate funds	—	4.0	—	4.0	—	3.6	—	3.6
Cash and equivalents	0.4	0.8	—	1.2	0.3	0.8	—	1.1
Other	6.7	4.3	—	11.0	5.7	3.6	—	9.3
Total	$9.5	$48.7	$—	$58.2	$7.9	$39.9	$—	$47.8

See Note 11. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2019 and 2018.

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

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2020	$2.0
2021	1.7
2022	1.9
2023	1.9
2024	2.1
2025-2029	12.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.6 million during the year ended December 31, 2020 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

Non-qualified Supplemental Retirement Plan

Knowles provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. Effective December 31, 2013, the Company's participants no longer accrue benefits. The net amounts recognized on the balance sheet at December 31, 2019 and 2018 are shown in the table below:

	December 31,
(in millions)	2019	2018
Accrued compensation and employee benefits	$(0.5)	$(0.9)
Other liabilities	(0.8)	(0.8)
Total accumulated other comprehensive loss, net of tax	0.1	—
Net amount recognized	$(1.2)	$(1.7)

The actuarial loss arising during the year ended December 31, 2019 was $0.2 million ($0.2 million net of tax). The amortization of prior service cost included in net periodic pension cost (income) during the year ended December 31, 2019 was $0.1 million ($0.1 million net of tax).

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Year Ended December 31, 2019
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$1.3	$—	$1.3
Employee benefit plans	(3.2)	—	(3.2)
Changes in fair value of cash flow hedges	1.1	(0.2)	0.9
Total other comprehensive loss	$(0.8)	$(0.2)	$(1.0)

	Year Ended December 31, 2018
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(9.9)	$—	$(9.9)
Employee benefit plans	(0.4)	0.2	(0.2)
Changes in fair value of cash flow hedges	(1.0)	0.1	(0.9)
Total other comprehensive loss	$(11.3)	$0.3	$(11.0)

	Year Ended December 31, 2017
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$27.1	$—	$27.1
Employee benefit plans	1.3	—	1.3
Changes in fair value of cash flow hedges	4.4	(0.7)	3.7
Total other comprehensive earnings	$32.8	$(0.7)	$32.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2019 and 2018:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2017	$0.5	$(15.3)	$(85.2)	$(100.0)
Other comprehensive loss, net of tax	(0.9)	(0.2)	(9.9)	(11.0)
Balance at December 31, 2018	(0.4)	(15.5)	(95.1)	(111.0)
Other comprehensive earnings (loss), net of tax	0.9	(3.2)	1.3	(1.0)
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2019	2018	2017
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.6	$0.6	$0.6
Tax	Provision for (benefit from) income taxes	(0.1)	(0.1)	—
Net of tax		$0.5	$0.5	$0.6

Cash flow hedges:
Net losses reclassified into earnings	Various (1)	$0.9	$1.4	$0.5
Tax	Provision for (benefit from) income taxes	(0.2)	(0.3)	(0.2)
Net of tax		$0.7	$1.1	$0.3

(1) See Note 11. Hedging Transactions and Derivative Instruments for additional information.

18. Segment Information

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

• PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, automotive, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

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
Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Revenues:
Audio	$682.8	$682.2	$637.4
Precision Devices	172.0	144.7	106.8
Total revenues	$854.8	$826.9	$744.2

Earnings from continuing operations before interest and income taxes:
Audio	$107.3	$105.7	$76.1
Precision Devices	30.4	27.5	19.2
Total segments	137.7	133.2	95.3
Corporate expense / other	56.9	56.1	55.3
Interest expense, net	14.5	16.0	20.6
Earnings before income taxes and discontinued operations	66.3	61.1	19.4
Provision for (benefit from) income taxes	16.6	(4.5)	12.9
Earnings from continuing operations	$49.7	$65.6	$6.5

Depreciation and amortization:
Audio	$41.3	$41.5	$45.2
Precision Devices	9.9	7.8	5.6
Corporate	3.2	3.1	3.0
Total	$54.4	$52.4	$53.8

Capital expenditures:
Audio	$24.0	$68.2	$43.6
Precision Devices	16.5	10.8	5.4
Corporate	0.7	1.1	0.5
Total	$41.2	$80.1	$49.5

Research and development:
Audio	$90.8	$94.5	$89.0
Precision Devices	5.8	5.8	4.2
Corporate	0.2	0.3	0.2
Total	$96.8	$100.6	$93.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2019	2018
Audio	$1,487.6	$1,409.1
Precision Devices	162.0	136.9
Corporate / eliminations	5.0	1.9
Total	$1,654.6	$1,547.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant, and equipment and operating lease right-of-use assets. These assets have been classified based on the geographic location of where they reside. The Company's businesses are based primarily in Asia, North America, and Europe.

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2019	2018	2017	2019	2018
Asia	$614.7	$605.4	$560.8	$157.9	$160.9
United States	130.4	126.6	101.3	78.5	49.8
Europe	97.4	85.8	72.3	2.5	0.9
Other Americas	6.3	3.6	4.4	1.2	0.1
Other	6.0	5.5	5.4	—	—
Total	$854.8	$826.9	$744.2	$240.1	$211.7

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2019	2018	2017
Apple Inc.	22%	19%	19%
Samsung Electronics Co., Ltd.	*	*	10%
* Less than 10% of total revenues.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Earnings per Share

Basic and diluted earnings per share was computed as follows:

	Years Ended December 31,
(in millions, except share and per share amounts)	2019	2018	2017
Earnings from continuing operations	$49.7	$65.6	$6.5
(Loss) earnings from discontinued operations, net	(0.6)	2.1	61.8
Net earnings	$49.1	$67.7	$68.3

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.55	$0.73	$0.07
(Loss) earnings from discontinued operations, net	(0.01)	0.02	0.69
Net earnings	$0.54	$0.75	$0.76

Weighted-average shares outstanding	91,156,124	90,050,051	89,329,794

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.53	$0.72	$0.07
(Loss) earnings from discontinued operations, net	—	0.02	0.68
Net earnings	$0.53	$0.74	$0.75

Diluted weighted-average shares outstanding	93,439,023	91,194,747	90,490,007

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the years ended December 31, 2019, 2018, and 2017, the weighted-average number of anti-dilutive potential common shares excluded from the calculation of diluted earnings per share above was 2,764,092, 4,346,400, and 3,944,160, respectively.

20. Quarterly Data (Unaudited)

(in millions, except per share amounts)			Continuing Operations			Net Earnings (Loss)
Quarter	Revenues	Gross Profit	Earnings (Loss)	Per Share - Basic	Per Share - Diluted	Earnings (Loss)	Per Share - Basic	Per Share - Diluted
2019
First	$179.8	$68.5	$(2.7)	$(0.03)	$(0.03)	$(2.7)	$(0.03)	$(0.03)
Second	205.2	76.4	5.9	0.06	0.06	5.9	0.06	0.06
Third	235.9	93.5	25.4	0.28	0.27	25.4	0.28	0.27
Fourth	233.9	89.6	21.1	0.23	0.22	20.5	0.22	0.21

2018
First	$178.5	$65.3	$(0.4)	$—	$—	$(0.3)	$—	$—
Second	188.4	73.2	4.4	0.05	0.05	4.6	0.05	0.05
Third	236.2	89.8	(17.8)	(0.20)	(0.20)	(16.2)	(0.18)	(0.18)
Fourth	223.8	94.3	79.4	0.88	0.87	79.6	0.88	0.87

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2019
Allowance for Doubtful Accounts	$0.6	0.3	(0.1)	$0.8
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$0.7	(0.1)	—	$0.6
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$1.5	0.2	(1.0)	$0.7
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2019
Deferred Tax Valuation Allowance	$131.2	—	(45.9)	$85.3
Year Ended December 31, 2018
Deferred Tax Valuation Allowance	$99.7	31.5	—	$131.2
Year Ended December 31, 2017
Deferred Tax Valuation Allowance	$161.3	—	(61.6)	$99.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2019.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2020 Proxy Statement and is incorporated in this Item 10 by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2020 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2020 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	9,079,588	$18.03	5,124,107
Equity compensation plans not approved by stockholders	—	—	—
Total	9,079,588	$18.03	5,124,107

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2020 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Party Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2020 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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

•	Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Second Amended and Restated By-laws of Knowles Corporation	10-Q	001-36102	7/30/2019	3.2
4.1	Indenture between Knowles Corporation and U.S. Bank National Association, as trustee, dated May 4, 2016	8-K	001-36102	5/4/2016	4.1
4.2	Form of 3.25% Convertible Senior Note due 2021 (included in Exhibit 4.1)	8-K	001-36102	5/4/2016	4.2
4.3	Description of Securities					X
10.1	Transition Services Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation	8-K	001-36102	2/28/2014	10.3

10.2	Tax Matters Agreement dated February 28, 2014 by and between Dover Corporation and Knowles Corporation	8-K	001-36102	2/28/2014	10.2
10.3†	Senior Executive Change-in-Control Severance Plan	8-K	001-36102	2/28/2014	10.8
10.4†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.5†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.6†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8
10.7†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.8†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.9†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.10†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.11†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.12†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.13†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.14†	Executive Severance Plan	8-K	001-36102	2/28/2014	10.7
10.15†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.16†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation Senior Executive Change in Control Severance Plan	8-K	001-36102	5/4/2015	10.1
10.17†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17
10.18	Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016	8-K	001-36102	5/4/2016	10.1
10.19	Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.2
10.20	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.3
10.21	Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016	8-K	001-36102	5/4/2016	10.4
10.22	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016	8-K	001-36102	5/4/2016	10.5
10.23	Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.6
10.24	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.7
10.25	Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.1
10.26	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.2

10.27	Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016	8-K	001-36102	5/13/2016	10.3
10.28	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016	8-K	001-36102	5/13/2016	10.4
10.29	Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.5
10.30	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.6
10.31†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.32†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.33†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16
10.34†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.35†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.36†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.37†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.38†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.39†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.40	Credit Agreement dated as of October 11, 2017, Knowles Corporation, JPMorgan Chase Bank, N.A. and the lenders thereto	8-K	001-36102	10/13/2017	10.1
10.41†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.42	Master Sale and Purchase Agreement among Knowles Corporation, Vectron International, Inc. and Microsemi Corporation dated as of October 26, 2017	10-Q	001-36102	10/30/2017	10.3
10.43†	Knowles Corporation 2018 Equity and Cash Incentive Plan, filed as Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/14/2018	Appendix B
10.44†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.45†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.46†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.47†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.48†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K of Knowles Corporation for the year ended December 31, 2019, included in the Exhibit 101 Inline XBRL Document Set	X

†	Indicates the exhibit is a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 12, 2020

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jeffrey S. Niew, John S. Anderson and Robert J. Perna, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 12, 2020
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2020
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 12, 2020
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 12, 2020
Donald Macleod
/s/ KEITH L. BARNES	Director	February 12, 2020
Keith L. Barnes
/s/ HERMANN EUL	Director	February 12, 2020
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 12, 2020
Didier Hirsch
/s/ RONALD JANKOV	Director	February 12, 2020
Ronald Jankov
/s/ YE JANE LI	Director	February 12, 2020
Ye Jane Li
/s/ RICHARD K. LOCHRIDGE	Director	February 12, 2020
Richard K. Lochridge
/s/ CHERYL SHAVERS	Director	February 12, 2020
Cheryl Shavers