Form 10-Q
period 2020-03-31
Knowles Corp
filed 2020-05-05
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 91,524,858.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$163.1	$179.8
Cost of goods sold	105.5	110.8
Restructuring charges - cost of goods sold	1.4	0.5
Gross profit	56.2	68.5
Research and development expenses	25.7	24.7
Selling and administrative expenses	36.2	37.6
Restructuring charges	3.9	1.8
Operating expenses	65.8	64.1
Operating (loss) earnings	(9.6)	4.4
Interest expense, net	3.7	3.5
Other (income) expense, net	(2.7)	1.0
Loss before income taxes and discontinued operations	(10.6)	(0.1)
Provision for income taxes	2.2	2.6
Loss from continuing operations	(12.8)	(2.7)
Earnings from discontinued operations, net	3.7	—
Net loss	$(9.1)	$(2.7)

Loss per share from continuing operations:
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Earnings per share from discontinued operations:
Basic	$0.04	$—
Diluted	$0.04	$—

Net loss per share:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Weighted-average common shares outstanding:
Basic	91,795,980	90,535,188
Diluted	91,795,980	90,535,188

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9.1)	$(2.7)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(7.5)	4.0

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	(0.1)	0.1
Net change in employee benefit plans	(0.1)	0.1

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(1.2)	0.6
Net losses reclassified into earnings	0.1	0.1
Total cash flow hedges	(1.1)	0.7

Other comprehensive (loss) earnings, net of tax	(8.7)	4.8

Comprehensive (loss) earnings	$(17.8)	$2.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$147.8	$78.4
Receivables, net of allowances of $1.8 and $0.8	120.6	159.6
Inventories, net	161.2	141.8
Prepaid and other current assets	13.4	8.6
Total current assets	443.0	388.4
Property, plant, and equipment, net	198.4	206.5
Goodwill	909.9	909.9
Intangible assets, net	88.4	91.7
Operating lease right-of-use assets	32.6	33.6
Other assets and deferred charges	24.5	24.5
Total assets	$1,696.8	$1,654.6

Current liabilities:
Accounts payable	$79.5	$87.7
Accrued compensation and employee benefits	21.3	32.1
Operating lease liabilities	9.5	9.3
Other accrued expenses	16.9	16.5
Federal and other taxes on income	5.7	5.9
Total current liabilities	132.9	151.5
Long-term debt	258.8	156.8
Deferred income taxes	2.2	2.2
Long-term operating lease liabilities	24.0	25.1
Other liabilities	24.5	29.9
Liabilities of discontinued operations	0.6	0.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 92,390,944 and 91,394,835 shares issued and outstanding at March 31, 2020, respectively, and 91,701,745 shares issued and outstanding at December 31, 2019	0.9	0.9
Treasury stock - at cost; 996,109 shares at March 31, 2020	(15.0)	—
Additional paid-in capital	1,572.8	1,574.7
Accumulated deficit	(184.2)	(175.1)
Accumulated other comprehensive loss	(120.7)	(112.0)
Total stockholders' equity	1,253.8	1,288.5
Total liabilities and stockholders' equity	$1,696.8	$1,654.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(9.1)	—	(9.1)
Other comprehensive loss, net of tax	—	—	—	—	(8.7)	(8.7)
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	3.5	—	—	3.5
Common stock issued for exercise of stock options and other	—	—	0.4	—	—	0.4
Tax on restricted and performance stock unit vesting	—	—	(5.8)	—	—	(5.8)
Balance at March 31, 2020	$0.9	$(15.0)	$1,572.8	$(184.2)	$(120.7)	$1,253.8

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net loss	—	—	(2.7)	—	(2.7)
Other comprehensive earnings, net of tax	—	—	—	4.8	4.8
Stock-based compensation expense	—	6.7	—	—	6.7
Common stock issued for exercise of stock options and other	—	0.9	—	—	0.9
Tax on restricted stock unit vesting	—	(4.8)	—	—	(4.8)
Balance at March 31, 2019	$0.9	$1,548.7	$(226.9)	$(106.2)	$1,216.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(9.1)	$(2.7)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	15.3	13.3
Stock-based compensation	3.5	6.7
Non-cash interest expense and amortization of debt issuance costs	2.1	2.0
Write-off of fixed assets	1.3	—
Loss on disposal of fixed assets	0.1	—
Deferred income taxes	(0.5)	(0.5)
Other, net	(4.1)	1.8
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	38.8	11.2
Inventories, net	(22.1)	(16.3)
Prepaid and other current assets	(5.6)	(2.9)
Accounts payable	(6.3)	(3.5)
Accrued compensation and employee benefits	(10.3)	(17.4)
Other accrued expenses	—	1.8
Accrued taxes	(2.9)	(0.4)
Other non-current assets and non-current liabilities	(1.7)	(4.3)
Net cash used in operating activities	(1.5)	(11.2)

Investing Activities
Additions to property, plant, and equipment	(7.8)	(15.1)
Acquisitions of business (net of cash acquired)	—	(11.4)
Net cash used in investing activities	(7.8)	(26.5)

Financing Activities
Borrowings under revolving credit facility	100.0	10.0
Repurchase of common stock	(15.0)	—
Tax on restricted and performance stock unit vesting	(5.8)	(4.8)
Payments of finance lease obligations	(0.5)	(0.4)
Payment of consideration owed for acquisitions	—	(0.2)
Net proceeds from exercise of stock-based awards	0.2	0.7
Net cash provided by financing activities	78.9	5.3

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2

Net increase (decrease) in cash and cash equivalents	69.4	(32.2)
Cash and cash equivalents at beginning of period	78.4	73.5
Cash and cash equivalents at end of period	$147.8	$41.3

Supplemental information - cash paid for:
Income taxes	$5.4	$4.4
Interest	$0.4	$0.5

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the COVID-19 pandemic on the macroeconomic environment. The situation related to the COVID-19 pandemic continues to be complex and rapidly evolving. The Company cannot reasonably estimate the duration of the COVID-19 pandemic or fully ascertain its impact on the Company’s future results and market capitalization, which could adversely impact estimates such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2020, the Company repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, the Company has temporarily suspended share repurchases. However, the Company may resume the share repurchase program at any time when it believes it is prudent to do so and without further notice.

On December 20, 2019, the Company acquired substantially all of the assets of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”). See Note 4. Acquisitions for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2020 and 2019 were $3.9 million and $3.6 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Leases not yet Commenced - As of March 31, 2020, the Company has an additional operating lease for a research and development and administrative facility that has not yet commenced with fixed lease payments of approximately $5.0 million. The lease is expected to commence in fiscal 2020 with a lease term of approximately 5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Recent Accounting Standards

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 to simplify the accounting for income taxes. This guidance removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and amends existing guidance to improve consistent application. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and prospective application of the guidance is required. The Company has not yet determined the impact of the standard on its Consolidated Financial Statements or its adoption date.

3. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On November 28, 2017, the Company completed the sale of its high-end oscillators business (“Timing Device Business”), part of the Precision Devices (“PD”) segment, for $130.0 million, plus purchase price adjustments for a net amount of $135.1 million. On July 7, 2016, the Company completed the sale of its speaker and receiver product line (“Speaker and Receiver Product Line”) for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations and financial positions of the Timing Device Business and Speaker and Receiver Product Line have been reclassified to discontinued operations for all periods presented as these disposals represent strategic shifts that had a major effect on the Company's results of operations.

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three Months Ended March 31, 2020
Revenues	$—
Cost of goods sold	—
Gross profit	—
Operating income	—
Earnings from discontinued operations before taxes (1)	—
Benefit from income taxes (2)	(3.7)
Earnings from discontinued operations, net of tax	$3.7
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The discontinued operations did not have any such interest expense in the periods presented.
(2) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	March 31, 2020	December 31, 2019
Liabilities of discontinued operations:
Other liabilities (1)	$0.6	$0.6
Total liabilities	$0.6	$0.6
(1) The Company recorded an unrecognized tax benefit related to the Speaker and Receiver Product Line during the fourth quarter of 2019.

Discontinued operations had no impact on the Company's results of operations for three months ended March 31, 2019. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the three months ended March 31, 2020 and 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Acquisitions

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

The table below represents the final allocation of the purchase price to net assets acquired as of December 20, 2019:

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

Unaudited Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information for the three months ended March 31, 2019 as if the ASIC Design Business had been acquired on January 1, 2018. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and the ASIC Design Business. The pro-forma results include estimated amortization of definite-lived intangible assets and exclude transaction costs.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2018. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(unaudited)
(in millions, except share and per share amounts)	Three Months Ended March 31, 2019
Loss from continuing operations:
As reported	$(2.7)
Pro-forma	(5.0)
Basic loss per share from continuing operations:
As reported	$(0.03)
Pro-forma	(0.06)
Diluted loss per share from continuing operations:
As reported	$(0.03)
Pro-forma	(0.06)

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$94.8	$82.8
Work in progress	32.7	30.9
Finished goods	59.7	53.5
Subtotal	187.2	167.2
Less reserves	(26.0)	(25.4)
Total	$161.2	$141.8

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2020	December 31, 2019
Land	$7.7	$7.7
Buildings and improvements	103.1	104.5
Machinery, equipment, and other	530.5	533.1
Subtotal	641.3	645.3
Less accumulated depreciation	(442.9)	(438.8)
Total	$198.4	$206.5

Depreciation expense totaled $12.0 million and $11.5 million for the three months ended March 31, 2020 and 2019, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2020.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2020		December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.2	$1.0	$0.2
Patents	40.8	32.7	40.8	31.5
Customer relationships	12.0	4.0	12.0	3.6
Developed technology	36.5	2.3	36.5	0.7
Non-competition agreements	1.8	0.2	1.8	0.1
Total	92.1	39.4	92.1	36.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$88.4		$91.7

Amortization expense totaled $3.3 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2020	$9.7
2021	13.0
2022	7.7
2023	7.1
2024	7.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three months ended March 31, 2020, the Company recorded restructuring charges of $1.4 million within Gross profit, primarily for fixed asset write-off costs directly associated with actions to rationalize the Audio segment workforce. During the three months ended March 31, 2020, the Company also recorded restructuring charges of $3.9 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2020	2019
Audio	$4.1	$1.8
Precision Devices	—	0.3
Corporate	1.2	0.2
Total	$5.3	$2.3

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2019	$1.4	$—	$1.4
Restructuring charges	4.0	0.1	4.1
Payments	(3.3)	—	(3.3)
Balance at March 31, 2020	$2.1	$0.1	$2.2

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	March 31, 2020	December 31, 2019
Other accrued expenses	$1.8	$1.4
Other liabilities	0.4	—
Total	$2.2	$1.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2020	December 31, 2019
3.25% convertible senior notes	$158.8	$156.8
Revolving credit facility	100.0	—
Total	258.8	156.8
Less current maturities (1)	—	—
Total long-term debt	$258.8	$156.8
(1) There are no required principal payments due under the 3.25% convertible senior notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

Total debt principal payments over the next five years are as follows:

(in millions)	Q2-Q4 2020	2021	2022	2023	2024
Debt principal payments	$—	$172.5	$100.0	$—	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of March 31, 2020, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	March 31, 2020	December 31, 2019
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(13.7)	(15.7)
Total	158.8	156.8
Less current maturities (1)	—	—
Long-term portion	$158.8	$156.8

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at March 31, 2020 was $177.8 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the first quarter of 2020.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
(in millions)	2020	2019
3.25% coupon	$1.4	$1.4
Amortization of debt issuance costs	0.2	0.2
Amortization of debt discount	1.8	1.7
Total	$3.4	$3.3

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

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2020	December 31, 2019
$400.0 million revolving credit facility due October 2022	$100.0	$—
Less current maturities (1)	—	—
Long-term portion	$100.0	$—
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

The New Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Facility. At March 31, 2020, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 3.09% and 4.01% for the three months ended March 31, 2020 and 2019, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% for the three months ended March 31, 2020 and 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(7.5)	$—	$(7.5)	$4.0	$—	$4.0
Employee benefit plans	0.2	(0.3)	(0.1)	0.1	—	0.1
Changes in fair value of cash flow hedges	(1.2)	0.1	(1.1)	0.9	(0.2)	0.7
Total other comprehensive (loss) earnings	$(8.5)	$(0.2)	$(8.7)	$5.0	$(0.2)	$4.8

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2020 and 2019:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive loss, net of tax	(1.1)	(0.1)	(7.5)	(8.7)
Balance at March 31, 2020	$(0.6)	$(18.8)	$(101.3)	$(120.7)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive earnings, net of tax	0.7	0.1	4.0	4.8
Balance at March 31, 2019	$0.3	$(15.4)	$(91.1)	$(106.2)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.2	$0.1
Tax	Provision for income taxes	(0.3)	—
Net of tax		$(0.1)	$0.1

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.1	$0.2
Tax	Provision for income taxes	—	(0.1)
Net of tax		$0.1	$0.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR from continuing operations for the three months ended March 31, 2020 and 2019 was a 20.8% provision and a 2,600.0% provision, respectively. The 2020 year-to-date provision for income taxes was $2.2 million as compared to the 2019 year-to-date provision of $2.6 million. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the three months ended March 31, 2020 and 2019. The unusually high ETR for the three months ended March 31, 2019 was driven by the near break-even loss before income taxes and discontinued operations.

The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three months ended March 31, 2020 was approximately $1.3 million, or $0.01 on a per share basis. The continuing operations benefit of these incentives for the three months ended March 31, 2019 was approximately $3.4 million, or $0.04 on a per share basis.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $3.5 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

Stock Options and SSARs

The expense related to stock options granted in the three months ended March 31, 2020 and 2019 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Three Months Ended March 31,
	2020			2019
Risk-free interest rate	1.42%			2.44%
Dividend yield	—%			—%
Expected life (years)	4.3	to	4.5	4.5
Volatility	38.8%	to	40.6%	42.9%
Fair value at date of grant	$5.56	to	$5.95	$6.22

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2020 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	596,537	$22.72			5,377,148	$17.51
Granted	—	—			886,799	16.77
Exercised	—	—			(14,475)	15.66
Forfeited	—	—			(59,306)	17.00
Expired	—	—			(9,379)	24.33
Outstanding at March 31, 2020	596,537	$22.72	$—	2.1	6,180,787	$17.40	$3.1	3.6

Exercisable at March 31, 2020	596,537	$22.72	$—	2.1	4,523,952	$17.81	$3.1	2.6

There was no unrecognized compensation expense related to SSARs at March 31, 2020. At March 31, 2020, unrecognized compensation expense related to stock options not yet exercisable of $8.6 million is expected to be recognized over a weighted-average period of 2.2 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	2,261,114	$15.99
Granted	1,275,046	16.77
Vested (1)	(907,352)	16.24
Forfeited	(279,249)	15.99
Unvested at March 31, 2020	2,349,559	$16.35
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2020, $32.1 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
PSUs

The Company grants performance stock units ("PSUs") to senior management. In each case, the awards will cliff vest three years following the grant date. For the awards granted in February 2018 and 2017, the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. For the awards granted in February 2019, the number of PSUs that may be earned and vest is based on the Company's revenues and total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period. For the awards granted in February 2020, the number of PSUs that may be earned and vested is based on total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period.

PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable performance metrics, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. In February 2020, the awards granted in February 2017 were converted from 176,154 PSUs to 88,959 shares of stock based on an achievement of performance metrics. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

The following table summarizes the Company's PSU activity for the three months ended March 31, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	844,789	$15.90
Granted	322,178	16.14
Vested (1)	(176,154)	15.38
Forfeited	(47,317)	15.85
Unvested at March 31, 2020	943,496	$16.08
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2020, $7.8 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.8 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2020	2019
Loss from continuing operations	$(12.8)	$(2.7)
Earnings from discontinued operations, net	3.7	—
Net loss	$(9.1)	$(2.7)

Basic (loss) earnings per common share:
Loss from continuing operations	$(0.14)	$(0.03)
Earnings from discontinued operations, net	0.04	—
Net loss	$(0.10)	$(0.03)

Weighted-average shares outstanding	91,795,980	90,535,188

Diluted (loss) earnings per common share:
Loss from continuing operations	$(0.14)	$(0.03)
Earnings from discontinued operations, net	0.04	—
Net loss	$(0.10)	$(0.03)

Diluted weighted-average shares outstanding	91,795,980	90,535,188

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three months ended March 31, 2020 and 2019, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 5,381,017 and 5,970,833, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2020 and December 31, 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues:
Audio	$120.1	$139.1
Precision Devices	43.0	40.7
Total revenues	$163.1	$179.8

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$(6.1)	$11.8
Precision Devices	7.1	7.5
Total segments	1.0	19.3
Corporate expense / other	7.9	15.9
Interest expense, net	3.7	3.5
Loss before income taxes and discontinued operations	(10.6)	(0.1)
Provision for income taxes	2.2	2.6
Loss from continuing operations	$(12.8)	$(2.7)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2020	December 31, 2019
Audio	$1,502.5	$1,487.6
Precision Devices	189.2	162.0
Corporate / eliminations	5.1	5.0
Total	$1,696.8	$1,654.6

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2020	2019
Asia	$109.7	$121.1
United States	29.3	32.2
Europe	22.4	23.8
Other Americas	0.6	1.1
Other	1.1	1.6
Total	$163.1	$179.8

Receivables, net from contracts with customers were $112.1 million and $152.8 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our total remaining performance obligations are immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions , among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks related to the COVID-19 pandemic, including but not limited to, the risk of new and different government restrictions that limit our ability to do business, the risk of infection in our workforce that subsequently impact on our ability to conduct business, the risk that our supply chain or customer demand may be negatively impacted and the potential for costs associated with our operations to be greater than we anticipate as a result of all of these factors. Other risks and uncertainties include, but are not limited to:

o	Unforeseen changes in MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	the success and rate of multi-microphone and smart microphone adoption and proliferation of our “intelligent audio” solutions, including our audio edge processors, to high volume platforms;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability including the recent economic slowdown in China;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	risks associated with shareholder activism, including proxy contests;
o	our ability to achieve continued reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	difficulties or delays in and/or the Company's inability to realize expected cost synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones and balanced armature speakers, audio processors, and software and algorithms used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•PD Segment
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

COVID-19 Impact

During the first quarter of 2020, COVID-19, the most recently discovered coronavirus, has spread throughout areas of the world where we operate. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. This has resulted in global business disruption, which has impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

Beginning at the end of the first quarter, we have taken steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees. Such steps include, but are not limited to, suspending employee travel; having office workers work remotely; suspending our share repurchase program; suspending annual wage increases and temporarily reducing salaries of employees, including the CEO and executive team; and reducing the cash compensation of our board of directors.

The situation related to COVID-19 continues to be complex and rapidly evolving. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results, but we currently expect that full year revenues, net income, and cash flow will be lower than 2019. During the first quarter of 2020, we considered and determined that there was no impact on our long-lived assets (including goodwill and intangible assets, property, plant, and equipment, and lease right-of-use assets). We concluded that it is not more likely than not that any of our long-lived assets have carrying values exceeding their respective fair values. Our analysis considered, among other factors; the nature of our products and services as well as our position within our industry and our expectation that we will continue generating positive operating cash flows over the long-term. In addition, we have not experienced and do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories.

For additional information on risk factors that could impact our future results, please refer to "Risk Factors" in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

ASIC Design Business Acquisition

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

Results of Operations for the Three Months Ended March 31, 2020 compared with the Three Months Ended March 31, 2019

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Revenues	$163.1	$179.8

Gross profit	$56.2	$68.5
Non-GAAP gross profit	$58.2	$69.9

(Loss) earnings from continuing operations before interest and income taxes	$(6.9)	$3.4
Adjusted earnings from continuing operations before interest and income taxes	$5.5	$16.7

Provision for income taxes	$2.2	$2.6
Non-GAAP provision for income taxes	$0.4	$3.1

Loss from continuing operations	$(12.8)	$(2.7)
Non-GAAP net earnings from continuing operations	$3.2	$11.8

Loss per share from continuing operations - diluted	$(0.14)	$(0.03)
Non-GAAP diluted earnings per share from continuing operations	$0.03	$0.13

Revenues

Revenues for the first quarter of 2020 were $163.1 million, compared with $179.8 million for the first quarter of 2019, a decrease of $16.7 million or 9.3%. Audio revenues decreased $19.0 million, primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets, particularly in China. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $2.3 million, primarily due to higher shipments to the defense, automotive, and medtech markets, partially offset by lower shipments to the communications market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2020 was $105.5 million, compared with $110.8 million for the first quarter of 2019, a decrease of $5.3 million or 4.8%. This decrease was primarily the result of lower shipping volumes in Audio and product cost reductions, partially offset by our reduced plant productivity and capacity utilization as a result of the disruptions related to the COVID-19 pandemic that we experienced within our manufacturing operations across Asia.

Restructuring Charges

During the first quarter of 2020, we recorded restructuring charges of $1.4 million within Gross profit, primarily for fixed asset write-off costs directly associated with actions to rationalize the Audio segment workforce. We also recorded restructuring charges of $3.9 million within Operating expenses, primarily for actions associated with rationalizing the workforce. We expect cost reductions associated with the Audio segment to continue through the remainder of the fiscal year, with related restructuring charges primarily being incurred in the second quarter of 2020.

During the first quarter of 2019, we recorded restructuring charges of $0.5 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $1.8 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2020 was $56.2 million, compared with $68.5 million for the first quarter of 2019, a decrease of $12.3 million or 18.0%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2020 was 34.5%, compared with 38.1% for the first quarter of 2019. The decreases were primarily due to lower Audio revenue volumes and lower average pricing on mature Audio products. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment, partially offset by product cost reductions.

Non-GAAP gross profit for the first quarter of 2020 was $58.2 million, compared with $69.9 million for the first quarter of 2019, a decrease of $11.7 million or 16.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2020 was 35.7%, compared with 38.9% for the first quarter of 2019. The decreases were primarily due to lower Audio revenue volumes and lower average pricing on mature Audio products. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment, partially offset by product cost reductions.

Research and Development Expenses

Research and development expenses for the first quarter of 2020 were $25.7 million, compared with $24.7 million for the first quarter of 2019, an increase of $1.0 million or 4.0%. Research and development expenses as a percentage of revenues for the first quarter of 2020 and 2019 were 15.8% and 13.7%, respectively. The increase in expenses was primarily driven by our acquisition of the ASIC Design Business, partially offset by the benefits of our operating cost reductions in our existing Audio research group as a result of headcount reductions to optimize the Audio workforce. We expect cost reductions associated with the Audio segment to continue through the remainder of the fiscal year, with related restructuring charges primarily being incurred in the second quarter of 2020. The increase in expenses as a percentage of revenues was primarily due to a decrease in revenues, along with the increase in expenses.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2020 were $36.2 million, compared with $37.6 million for the first quarter of 2019, a decrease of $1.4 million or 3.7%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2020 and 2019 were 22.2% and 20.9%, respectively. The decrease in expenses was primarily driven by reduced stock-based compensation, lower deferred compensation costs, and reduced shareholder activism costs, partially offset by higher legal expenses related to protecting our intellectual property.

Interest Expense, net

Interest expense for the first quarter of 2020 was $3.7 million, compared with $3.5 million for the first quarter of 2019, an increase of $0.2 million. The increase is primarily due to higher outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other (income) expense, net

Other income for the first quarter of 2020 was $2.7 million, compared with a loss of $1.0 million for the first quarter of 2019, an increase of $3.7 million. The increase is primarily due to favorable impacts from foreign currency exchange rate changes in the first quarter of 2020.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2020 was a 20.8% provision, compared with a 2,600.0% provision for the first quarter of 2019. The 2020 year-to-date provision for income taxes was $2.2 million, as compared to the 2019 year-to-date provision of $2.6 million. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the first quarter of 2020 and 2019. The unusually high ETR for the first quarter of 2019 was driven by the near break-even loss before income taxes and discontinued operations.

The non-GAAP ETR from continuing operations for the first quarter of 2020 was an 11.1% provision, compared with a 20.8% provision for the first quarter of 2019. The non-GAAP ETR from continuing operations for the first quarter of 2020 was impacted by a net discrete benefit totaling $0.5 million due to a change in the indefinite reinvestment assertion related to a portion of undistributed earnings of our Malaysian subsidiary. The non-GAAP ETR from continuing operations for the first quarter of 2019 was impacted by net discrete expense totaling $1.2 million, primarily related to a change in the Company’s uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the first quarter of 2020 and 2019 was a 25.0% provision and a 12.8% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

Loss from Continuing Operations

Loss from continuing operations for the first quarter of 2020 was $12.8 million, compared with $2.7 million for the first quarter of 2019, an increase of $10.1 million. The increase is primarily due to lower gross profit and an increase in restructuring charges as described above, partially offset by favorable impacts from foreign currency exchange rate changes.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the first quarter of 2020 was $6.9 million, compared with earnings of $3.4 million for the first quarter of 2019, a decrease of $10.3 million. The decrease was primarily due to lower gross profit and an increase in restructuring charges as described above, partially offset by favorable impacts from foreign currency exchange rate changes.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the first quarter of 2020 was $5.5 million, compared with $16.7 million for the first quarter of 2019, a decrease of $11.2 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2020 was 3.4%, compared with 9.3% for the first quarter of 2019. The decreases in Adjusted EBIT and Adjusted EBIT margin were primarily due to lower non-GAAP gross profit and an increase in non-GAAP operating expenses, partially offset by favorable impacts from foreign currency exchange rate changes.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $3.7 million in the first quarter of 2020 compared with no impact in the first quarter of 2019. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.14 for the first quarter of 2020, compared with a $0.03 loss per share for the first quarter of 2019. The decrease in diluted earnings per share was primarily due to a higher loss before interest and income taxes as described above.

Non-GAAP diluted earnings per share from continuing operations was $0.03 for the first quarter of 2020, compared with $0.13 for the first quarter of 2019. The decrease in Non-GAAP diluted earnings per share was mainly driven by lower Adjusted EBIT as described above, partially offset by a lower Non-GAAP provision for income taxes as described above.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except share and per share amounts)	2020	2019
Gross profit	$56.2	$68.5
Stock-based compensation expense	0.5	0.4
Restructuring charges	1.4	0.5
Production transfer costs (2)	0.1	0.5
Non-GAAP gross profit	$58.2	$69.9

Loss from continuing operations	$(12.8)	$(2.7)
Interest expense, net	3.7	3.5
Provision for income taxes	2.2	2.6
(Loss) earnings from continuing operations before interest and income taxes	(6.9)	3.4
Stock-based compensation expense	3.5	6.7
Intangibles amortization expense	3.3	1.8
Restructuring charges	5.3	2.3
Production transfer costs (2)	0.1	0.5
Other (3)	0.2	2.0
Adjusted earnings from continuing operations before interest and income taxes	$5.5	$16.7

Interest expense, net	$3.7	$3.5
Interest expense, net non-GAAP reconciling adjustments (4)	1.8	1.7
Non-GAAP interest expense	$1.9	$1.8

Provision for income taxes	$2.2	$2.6
Income tax effects of non-GAAP reconciling adjustments (5)	(1.8)	0.5
Non-GAAP provision for income taxes	$0.4	$3.1

Loss from continuing operations	$(12.8)	$(2.7)
Non-GAAP reconciling adjustments (6)	12.4	13.3
Interest expense, net non-GAAP reconciling adjustments (4)	1.8	1.7
Income tax effects of non-GAAP reconciling adjustments (5)	(1.8)	0.5
Non-GAAP net earnings from continuing operations	$3.2	$11.8

Diluted loss per share from continuing operations	$(0.14)	$(0.03)
Earnings per share non-GAAP reconciling adjustment	0.17	0.16
Non-GAAP diluted earnings per share from continuing operations	$0.03	$0.13

Diluted average shares outstanding	91,795,980	90,535,188
Non-GAAP adjustment (7)	3,180,724	3,185,581
Non-GAAP diluted average shares outstanding (7)	94,976,704	93,720,769

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
(3) In 2020, Other expenses represent expenses related to shareholder activism. In 2019, Other expenses represent expenses related to shareholder activism and the acquisition of DITF Interconnect Technology, Inc. ("DITF") by the PD segment.
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
(6) The non-GAAP reconciling adjustments are those adjustments made to reconcile (Loss) earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
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

Segment Results of Operations for the Three Months Ended March 31, 2020 compared with the Three Months Ended March 31, 2019

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings (loss) from continuing operations before interest and income taxes to our consolidated loss from continuing operations.

Audio

	Three Months Ended March 31,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$120.1		$139.1

(Loss) earnings from continuing operations before interest and income taxes	$(6.1)	NM (1)	$11.8	8.5%
Stock-based compensation expense	3.4		3.6
Intangibles amortization expense	2.6		1.2
Restructuring charges	4.1		1.8
Adjusted earnings from continuing operations before interest and income taxes	$4.0	3.3%	$18.4	13.2%

(1) Not meaningful.

Revenues

Revenues were $120.1 million for the first quarter of 2020, compared with $139.1 million for the first quarter of 2019, a decrease of $19.0 million or 13.7%. Revenues decreased primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets, particularly in China. Audio revenues were also impacted by lower average pricing on mature products..

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes was $6.1 million for the first quarter of 2020, compared with earnings of $11.8 million for the first quarter of 2019, a decrease of $17.9 million. The decrease was primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, increased restructuring charges, and higher warranty claims, which were partially offset by product cost reductions, benefits of our operating cost reductions, and favorable foreign currency exchange rate changes.

Adjusted EBIT was $4.0 million for the first quarter of 2020, compared with $18.4 million for the first quarter of 2019, a decrease of $14.4 million. Adjusted EBIT margin for the first quarter of 2020 was 3.3%, compared to 13.2% for the first quarter of 2019. The decreases were primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, and higher warranty claims, which were partially offset by product cost reductions, benefits of our operating cost reductions, and favorable foreign currency exchange rate changes.

Precision Devices

	Three Months Ended March 31,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$43.0		$40.7

Earnings from continuing operations before interest and income taxes	$7.1	16.5%	$7.5	18.4%
Stock-based compensation expense	0.1		0.3
Intangibles amortization expense	0.7		0.6
Restructuring charges	—		0.3
Production transfer costs (1)	0.1		0.5
Other (2)	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$8.0	18.6%	$9.7	23.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of DITF.

Revenues

Revenues were $43.0 million for the first quarter of 2020, compared with $40.7 million for the first quarter of 2019, an increase of $2.3 million or 5.7%. Revenues increased primarily due to higher shipments to the defense, automotive, and medtech markets, partially offset by lower shipments to the communications market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") was $7.1 million for the first quarter of 2020, compared with $7.5 million for the first quarter of 2019, a decrease of $0.4 million. EBIT margin for the first quarter of 2020 was 16.5%, compared to 18.4% for the first quarter of 2019. The decreases were primarily driven by higher product costs and factory overhead increases to support higher production volumes and manufacturing capacity, partially offset by the benefits of productivity initiatives and increased shipments.

Adjusted EBIT was $8.0 million for the first quarter of 2020, compared with $9.7 million for the first quarter of 2019, a decrease of $1.7 million. Adjusted EBIT margin for the first quarter of 2020 was 18.6%, compared with 23.8% for the first quarter of 2019. The decreases were primarily driven by higher product costs and factory overhead increases to support higher production volumes and manufacturing capacity, partially offset by the benefits of productivity initiatives and increased shipments.

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

On January 3, 2019, we acquired substantially all of the assets of DITF for $11.1 million. The acquired business provides thin film components to the defense, telecommunication, industrial, and medtech markets. This acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

On December 20, 2019, we acquired substantially all of the assets of the ASIC Design Business for $57.9 million. The acquired business, which does not generate revenues, includes intellectual property and an assembled workforce. The acquisition’s operations are included in the Audio segment. For additional information, refer to Note 4. Acquisitions to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2020, we repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, we have temporarily suspended share repurchases. However, we may resume the share repurchase program at any time when we believe it is prudent to do so and without further notice.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $147.8 million and $78.4 million at March 31, 2020 and December 31, 2019, respectively. Of these amounts, cash held by our non-U.S. operations totaled $58.7 million and $74.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash flows (used in) provided by:
Operating activities	$(1.5)	$(11.2)
Investing activities	(7.8)	(26.5)
Financing activities	78.9	5.3
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2
Net increase (decrease) in cash and cash equivalents	$69.4	$(32.2)

Operating Activities

Cash used in operating activities in 2020 decreased $9.7 million compared to 2019, primarily due to the net sum of favorable changes in receivables and accrued compensation, partially offset by the unfavorable changes in net losses and inventories. The change in receivables is impacted by lower revenues in the current year and the timing of collections. The decreased accrued compensation payment in 2020 settled our annual incentive compensation obligation, which was accrued at a lower level in the previous year. The change in inventories are impacted by the lower demand for our Audio products in the current year.

Investing Activities

The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion. The cash used in investing activities during 2019 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of DITF.

In 2020, we expect capital expenditures to be in the range of 5.0% to 6.0% of revenues.

Financing Activities

Cash provided by financing activities during 2020 is primarily related to the borrowings under our revolving credit facility of $100.0 million, partially offset by the $15.0 million of repurchases of common stock and the $5.8 million payment of taxes related to net share settlement of equity awards. Cash provided by financing activities during 2019 is primarily related to the borrowings under our revolving credit facility of $10.0 million, partially offset by the $4.8 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2020	December 31, 2019
3.25% convertible senior notes	$158.8	$156.8
Revolving credit facility	100.0	—
Total	258.8	156.8
Less current maturities (1)	—	—
Total long-term debt	$258.8	$156.8
(1) There are no required principal payments due under the 3.25% Convertible Senior Notes or the revolving credit facility until maturities in November 2021 and October 2022, respectively.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.20% to 0.35%. At March 31, 2020, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 12, 2020. There are no material changes in our previously reported critical accounting policies.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of our exposure to market risk as of December 31, 2019, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there have been no material changes in our previously reported risk factors, except as described below.

Financial condition and results of operations have been and are expected to continue to be adversely impacted by the recent COVID-19 pandemic.

The effects on our operations due to the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19's spread have negatively impacted our operations and financial results and future impacts are uncertain and difficult to predict, but may include:

◦The effects of the COVID-19 pandemic on our business may extend well beyond the current health crisis and immediate related governmental action. Disruptions resulting from COVID-19 has caused some of our customers to take cost-cutting actions. As a result, we are experiencing lower demand for products, customer requests for potential payment deferrals, pricing concessions, delays of deliveries and other contract modifications. In addition, shifts in consumer spending and market downturns due to pandemic fears and the measures taken to contain its spread have negatively impacted demand for our products, primarily in our Audio segment, and may continue to have a significant negative impact to our markets.
◦We may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the governments in Malaysia and the Philippines have imposed restrictions on the number of workers in our facilities in those countries to accommodate social distancing measures. If those restrictions were to extend in scope or continue for a significant period of time, it could have a material negative impact on our results of operations. We also experienced a temporary reduction of our manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. While those restrictions have been lifted, they may be reinstated as the pandemic continues to evolve. In addition, our U.S. facilities have been designated as an essential business in jurisdictions where facility closures have been mandated, but we can give no assurance that this will not change in the future or that our business will continue to be classified as essential in each of the U.S. jurisdictions in which we operate.
◦To date we have not experienced significant disruption to our supply chain. However, if our suppliers' operations were to be impacted, we may need to seek alternative suppliers, which may result in higher supply chain costs to us, supplies not being available, or delays in shipments to us and subsequently to our customers.
◦We have experienced increased costs resulting from efforts to mitigate the impact of COVID-19 through social distancing measures (such as limiting or reducing the number of workers at our sites), as well as incremental costs associated with enhanced cleaning measures, providing workers with personal protection equipment, and providing lodging costs in Asia for employees prevented from commuting to our facilities.
◦The Company believes that our future cash flow from operations and access to capital markets will provide adequate resources to fund our future working capital needs, capital expenditures, and strategic investments. However, the uncertainty regarding the duration and severity of the COVID-19 pandemic, including the effect on our product markets, pose heightened risks to our liquidity. In the first quarter of 2020, the Company borrowed $100 million under its existing revolving credit agreement in order to increase its cash position and preserve financial flexibility out of an abundance of caution. In the future, conditions in the financial and credit markets may limit the future availability of funding or increase the cost of funding.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. The ultimate impact on our business and results of operations depends on the severity and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. In connection with the COVID-19 pandemic, the Company has temporarily suspended share repurchases. However, the Company may resume the share repurchase program at any time when it believes it is prudent to do so and without further notice.

Below is a summary of share repurchases for the three months ended March 31, 2020:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
February 2020	91,500	$16.39	91,500	$98.5
March 2020	904,609	$14.92	904,609	$85.0
Total Activity	996,109	$15.06	996,109

Item 6. Exhibits

10.49	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.02 of the Registrant's Current Report on Form 8-K filed on May 1, 2020)

10.50*
Knowles Corporation Senior Executive Change-in-Control Severance Plan, as amended and restated effective April 27, 2020 (incorporated by reference to Exhibit 10.04 of the Registrant's Current Report on Form 8-K filed on May 1, 2020)

10.51*
Knowles Corporation Executive Severance Plan, as amended and restated effective April 27, 2020 (incorporated by reference to Exhibit 10.03 of the Registrant's Current Report on Form 8-K filed on May 1, 2020)

10.52*	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.01 of the Registrant's Current Report on Form 8-K filed on May 1, 2020)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2020 and 2019, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

* Indicates exhibit is a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 5, 2020	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)