Form 10-Q
period 2020-06-30
Knowles Corp
filed 2020-07-29
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 27, 2020 was 91,641,109.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$152.2	$205.2	$315.3	$385.0
Cost of goods sold	103.5	128.4	209.0	239.2
Restructuring charges - cost of goods sold	0.9	0.4	2.3	0.9
Gross profit	47.8	76.4	104.0	144.9
Research and development expenses	22.6	25.0	48.3	49.7
Selling and administrative expenses	31.1	38.9	67.3	76.5
Restructuring charges	6.5	0.1	10.4	1.9
Operating expenses	60.2	64.0	126.0	128.1
Operating (loss) earnings	(12.4)	12.4	(22.0)	16.8
Interest expense, net	4.1	3.6	7.8	7.1
Other expense (income), net	1.9	(0.5)	(0.8)	0.5
(Loss) earnings before income taxes and discontinued operations	(18.4)	9.3	(29.0)	9.2
Provision for income taxes	1.1	3.4	3.3	6.0
(Loss) earnings from continuing operations	(19.5)	5.9	(32.3)	3.2
Earnings from discontinued operations, net	—	—	3.7	—
Net (loss) earnings	$(19.5)	$5.9	$(28.6)	$3.2

(Loss) earnings per share from continuing operations:
Basic	$(0.21)	$0.06	$(0.35)	$0.04
Diluted	$(0.21)	$0.06	$(0.35)	$0.03

Earnings per share from discontinued operations:
Basic	$—	$—	$0.04	$—
Diluted	$—	$—	$0.04	$—

Net (loss) earnings per share:
Basic	$(0.21)	$0.06	$(0.31)	$0.04
Diluted	$(0.21)	$0.06	$(0.31)	$0.03

Weighted-average common shares outstanding:
Basic	91,589,156	91,018,213	91,721,440	90,780,035
Diluted	91,589,156	92,507,279	91,721,440	92,184,274
See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(19.5)	$5.9	$(28.6)	$3.2

Other comprehensive earnings (loss), net of tax

Foreign currency translation	3.4	(2.5)	(4.1)	1.5

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.3	0.2	0.2	0.3
Net change in employee benefit plans	0.3	0.2	0.2	0.3

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	0.3	(0.4)	(0.9)	0.2
Net losses reclassified into earnings	0.3	—	0.4	0.1
Total cash flow hedges	0.6	(0.4)	(0.5)	0.3

Other comprehensive earnings (loss), net of tax	4.3	(2.7)	(4.4)	2.1

Comprehensive (loss) earnings	$(15.2)	$3.2	$(33.0)	$5.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$168.3	$78.4
Receivables, net of allowances of $1.9 and $0.8	101.6	159.6
Inventories, net	162.5	141.8
Prepaid and other current assets	10.6	8.6
Total current assets	443.0	388.4
Property, plant, and equipment, net	192.8	206.5
Goodwill	909.9	909.9
Intangible assets, net	85.2	91.7
Operating lease right-of-use assets	31.3	33.6
Other assets and deferred charges	25.5	24.5
Total assets	$1,687.7	$1,654.6

Current liabilities:
Current maturities of long-term debt	$100.0	$—
Accounts payable	75.0	87.7
Accrued compensation and employee benefits	21.5	32.1
Operating lease liabilities	9.8	9.3
Other accrued expenses	19.7	16.5
Federal and other taxes on income	5.8	5.9
Total current liabilities	231.8	151.5
Long-term debt	160.9	156.8
Deferred income taxes	2.2	2.2
Long-term operating lease liabilities	22.4	25.1
Other liabilities	26.0	29.9
Liabilities of discontinued operations	0.6	0.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 92,637,218 and 91,641,109 shares issued and outstanding at June 30, 2020, respectively, and 91,701,745 shares issued and outstanding at December 31, 2019	0.9	0.9
Treasury stock - at cost; 996,109 shares at June 30, 2020	(15.0)	—
Additional paid-in capital	1,578.0	1,574.7
Accumulated deficit	(203.7)	(175.1)
Accumulated other comprehensive loss	(116.4)	(112.0)
Total stockholders' equity	1,243.8	1,288.5
Total liabilities and stockholders' equity	$1,687.7	$1,654.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2020	$0.9	$(15.0)	$1,572.8	$(184.2)	$(120.7)	$1,253.8
Net loss	—	—	—	(19.5)	—	(19.5)
Other comprehensive earnings, net of tax	—	—	—	—	4.3	4.3
Stock-based compensation expense	—	—	4.1	—	—	4.1
Common stock issued for exercise of stock options	—	—	1.3	—	—	1.3
Tax on restricted and performance stock unit vesting	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2019	$0.9	$1,548.7	$(226.9)	$(106.2)	$1,216.5
Net earnings	—	—	5.9	—	5.9
Other comprehensive loss, net of tax	—	—	—	(2.7)	(2.7)
Stock-based compensation expense	—	7.3	—	—	7.3
Common stock issued for exercise of stock options	—	0.9	—	—	0.9
Tax on restricted stock unit vesting	—	(0.7)	—	—	(0.7)
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(28.6)	—	(28.6)
Other comprehensive loss, net of tax	—	—	—	—	(4.4)	(4.4)
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Common stock issued for exercise of stock options and other	—	—	1.7	—	—	1.7
Tax on restricted and performance stock unit vesting	—	—	(6.0)	—	—	(6.0)
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net earnings	—	—	3.2	—	3.2
Other comprehensive earnings, net of tax	—	—	—	2.1	2.1
Stock-based compensation expense	—	14.0	—	—	14.0
Common stock issued for exercise of stock options and other	—	1.8	—	—	1.8
Tax on restricted stock unit vesting	—	(5.5)	—	—	(5.5)
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) earnings	$(28.6)	$3.2
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	30.5	27.0
Stock-based compensation	7.6	14.0
Non-cash interest expense and amortization of debt issuance costs	4.3	4.1
Write-off of fixed assets	1.7	—
Deferred income taxes	(1.0)	(0.7)
Other, net	(2.2)	1.1
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	58.1	5.7
Inventories, net	(22.1)	(17.7)
Prepaid and other current assets	(2.6)	(3.0)
Accounts payable	(10.9)	(9.1)
Accrued compensation and employee benefits	(10.2)	(11.2)
Other accrued expenses	3.6	1.0
Accrued taxes	(2.8)	0.8
Other non-current assets and non-current liabilities	(0.4)	(4.3)
Net cash provided by operating activities	25.0	10.9

Investing Activities
Additions to property, plant, and equipment	(14.6)	(24.5)
Acquisitions of business (net of cash acquired)	—	(11.4)
Net cash used in investing activities	(14.6)	(35.9)

Financing Activities
Borrowings under revolving credit facility	100.0	10.0
Repurchase of common stock	(15.0)	—
Tax on restricted and performance stock unit vesting	(6.0)	(5.5)
Payments of finance lease obligations	(0.9)	(0.9)
Payment of consideration owed for acquisitions	—	(0.2)
Net proceeds from exercise of stock-based awards	1.5	1.6
Net cash provided by financing activities	79.6	5.0

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1

Net increase (decrease) in cash and cash equivalents	89.9	(19.9)
Cash and cash equivalents at beginning of period	78.4	73.5
Cash and cash equivalents at end of period	$168.3	$53.6

Supplemental information - cash paid for:
Income taxes	$8.2	$6.9
Interest	$4.1	$3.8

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2020, the Company repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, the Company has temporarily suspended share repurchases. However, the Company may resume the share repurchase program at any time when it believes it is prudent to do so and without further notice.

On December 20, 2019, the Company acquired substantially all of the assets of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”). See Note 4. Acquisitions for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2020 and 2019 were $3.3 million and $3.1 million, respectively. These non-cash amounts are not reflected as outflows to "Additions to property, plant, and equipment" within "Investing Activities" of the Consolidated Statements of Cash Flows for the respective periods.

Leases not yet Commenced - As of June 30, 2020, the Company has an additional operating lease for a research and development and administrative facility that has not yet commenced with fixed lease payments of approximately $5.0 million. The lease is expected to commence in fiscal 2020 with a lease term of approximately 5 years.

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

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Six Months Ended June 30, 2020
Revenues	$—
Cost of goods sold	—
Gross profit	—
Operating income	—
Earnings from discontinued operations before taxes (1)	—
Benefit from income taxes (2)	(3.7)
Earnings from discontinued operations, net of tax	$3.7
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The discontinued operations did not have any such interest expense in the periods presented.
(2) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	June 30, 2020	December 31, 2019
Liabilities of discontinued operations:
Other liabilities (1)	$0.6	$0.6
Total liabilities	$0.6	$0.6
(1) The Company recorded an unrecognized tax benefit related to the Speaker and Receiver Product Line during the fourth quarter of 2019.

Discontinued operations had no impact on the Company's results of operations for the three months ended June 30, 2020 and the three and six months ended June 30, 2019. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the six months ended June 30, 2020 and 2019.

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

Unaudited Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information for the three and six months ended June 30, 2019 as if the ASIC Design Business had been acquired on January 1, 2018. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and the ASIC Design Business. The pro-forma results include estimated amortization of definite-lived intangible assets and exclude transaction costs.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2018. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	(unaudited)
(in millions, except share and per share amounts)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Earnings (loss) from continuing operations:
As reported	$5.9	$3.2
Pro-forma	3.5	(1.5)
Basic earnings (loss) per share from continuing operations:
As reported	$0.06	$0.04
Pro-forma	0.04	(0.02)
Diluted earnings (loss) per share from continuing operations:
As reported	$0.06	$0.03
Pro-forma	0.04	(0.02)

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

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$108.9	$82.8
Work in progress	27.4	30.9
Finished goods	58.0	53.5
Subtotal	194.3	167.2
Less reserves	(31.8)	(25.4)
Total	$162.5	$141.8

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2020	December 31, 2019
Land	$7.8	$7.7
Buildings and improvements	102.7	104.5
Machinery, equipment, and other	530.9	533.1
Subtotal	641.4	645.3
Less accumulated depreciation	(448.6)	(438.8)
Total	$192.8	$206.5

Depreciation expense totaled $12.0 million for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, depreciation expense totaled $24.0 million and $23.5 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2020.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2020		December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.3	$1.0	$0.2
Patents	40.8	33.8	40.8	31.5
Customer relationships	12.0	4.4	12.0	3.6
Developed technology	36.5	3.7	36.5	0.7
Non-competition agreements	1.8	0.4	1.8	0.1
Total	92.1	42.6	92.1	36.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$85.2		$91.7

Amortization expense totaled $3.2 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $6.5 million and $3.5 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2020	$6.5
2021	13.0
2022	7.7
2023	7.1
2024	7.0

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the three and six months ended June 30, 2020, the Company restructured its Intelligent Audio product line, which is included within the Audio segment. These actions resulted in a reduction in workforce and the refocusing of certain research and development activities. During the three and six months ended June 30, 2020, the Company recorded restructuring charges of $4.9 million and $8.3 million, respectively, related to these actions, including $3.3 million and $5.4 million, respectively, in severance pay and benefits, $0.4 million and $1.7 million, respectively, in fixed asset write-off costs, and $1.2 million in contract termination costs. The Company does not expect to incur additional restructuring costs related to this product line during the remainder of the fiscal year.

In addition, during the three and six months ended June 30, 2020, the Company recorded restructuring charges of $2.5 million and $4.4 million, respectively, for severance pay and benefits primarily to rationalize the remaining Audio segment workforce as a direct result of the lower demand the Company is experiencing due to the COVID-19 pandemic.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and six months ended June 30, 2020, the Company recorded total restructuring charges within Gross profit of $0.9 million and $2.3 million, respectively, primarily for fixed asset write-off costs and severance pay and benefits associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce. During the three and six months ended June 30, 2020, the Company also recorded total restructuring charges within Operating expenses of $6.5 million and $10.4 million, respectively, primarily for severance pay and benefits and contract termination costs associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce.

During the three and six months ended June 30, 2019, the Company recorded restructuring charges within Gross profit of $0.4 million and $0.9 million, respectively, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. During the three and six months ended June 30, 2019, the Company also recorded restructuring charges within Operating expenses of $0.1 million and $1.9 million, respectively, primarily for actions associated with rationalizing the Audio segment workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Audio	$6.9	$0.1	$11.0	$1.9
Precision Devices	—	0.4	—	0.7
Corporate	0.5	—	1.7	0.2
Total	$7.4	$0.5	$12.7	$2.8

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2019	$1.4	$—	$1.4
Restructuring charges	9.7	1.2	10.9
Payments	(5.5)	(0.1)	(5.6)
Balance at June 30, 2020	$5.6	$1.1	$6.7

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	June 30, 2020	December 31, 2019
Other accrued expenses	$6.1	$1.4
Other liabilities	0.6	—
Total	$6.7	$1.4

9. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2020	December 31, 2019
3.25% convertible senior notes	$160.9	$156.8
Revolving credit facility	100.0	—
Total	260.9	156.8
Less current maturities	100.0	—
Total long-term debt	$160.9	$156.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total debt principal payments over the next five years are as follows:

(in millions)	Q3-Q4 2020	2021	2022	2023	2024
Debt principal payments	$—	$272.5	$—	$—	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2020, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Notes consist of the following:

(in millions)	June 30, 2020	December 31, 2019
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(11.6)	(15.7)
Total	160.9	156.8
Less current maturities (1)	—	—
Long-term portion	$160.9	$156.8

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at June 30, 2020 was $183.7 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the second quarter of 2020.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
3.25% coupon	$1.4	$1.4	$2.8	$2.8
Amortization of debt issuance costs	0.3	0.2	0.5	0.4
Amortization of debt discount	1.8	1.7	3.6	3.4
Total	$3.5	$3.3	$6.9	$6.6

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2020	December 31, 2019
$400.0 million revolving credit facility	$100.0	$—
Less current maturities	100.0	—
Long-term portion	$—	$—

On October 11, 2017, the Company entered into a Revolving Credit Facility Agreement (the "Credit Facility"). The Credit Facility contains a five-year senior secured revolving credit facility providing for borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million.

Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on October 11, 2022; provided, that if all the Company’s Notes have not been repaid, refinanced, and/or converted to common stock of the Company by April 30, 2021, then the commitments under the Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date. As the Notes have not been repaid, refinanced, and/or converted to common stock of the Company as of June 30, 2020, the revolving credit facility has been classified as a current maturity as of June 30, 2020.

The Credit Facility includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the Credit Facility. At June 30, 2020, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rate under the Credit Facility is variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon the Company’s total indebtedness to Consolidated EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the Credit Facility at a rate of 0.20% to 0.35%.

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 2.37% and 3.99% for the six months ended June 30, 2020 and 2019, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% for the six months ended June 30, 2020 and 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$3.4	$—	$3.4	$(2.5)	$—	$(2.5)
Employee benefit plans	0.1	0.2	0.3	0.2	—	0.2
Changes in fair value of cash flow hedges	0.6	—	0.6	(0.5)	0.1	(0.4)
Total other comprehensive earnings (loss)	$4.1	$0.2	$4.3	$(2.8)	$0.1	$(2.7)

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(4.1)	$—	$(4.1)	$1.5	$—	$1.5
Employee benefit plans	0.3	(0.1)	0.2	0.3	—	0.3
Changes in fair value of cash flow hedges	(0.6)	0.1	(0.5)	0.4	(0.1)	0.3
Total other comprehensive (loss) earnings	$(4.4)	$—	$(4.4)	$2.2	$(0.1)	$2.1

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2020 and 2019:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive (loss) earnings, net of tax	(0.5)	0.2	(4.1)	(4.4)
Balance at June 30, 2020	$—	$(18.5)	$(97.9)	$(116.4)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive earnings, net of tax	0.3	0.3	1.5	2.1
Balance at June 30, 2019	$(0.1)	$(15.2)	$(93.6)	$(108.9)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.1	$0.2
Tax	Provision for income taxes	0.2	—
Net of tax		$0.3	$0.2

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.3	$—
Tax	Provision for income taxes	—	—
Net of tax		$0.3	$—

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.3	$0.3
Tax	Provision for income taxes	(0.1)	—
Net of tax		$0.2	$0.3

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.4	$0.2
Tax	Provision for income taxes	—	(0.1)
Net of tax		$0.4	$0.1

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2020 was a 6.0% provision and an 11.4% provision, respectively. The Company's ETR from continuing operations for the three and six months ended June 30, 2019 was a 36.6% provision and a 65.2% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the three and six months ended June 30, 2020 and 2019.

The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and six months ended June 30, 2020 was approximately $0.2 million and $1.5 million, respectively, or $0.01 and $0.02 on a per share basis. The continuing operations benefit of these incentives for the three and six months ended June 30, 2019 was approximately $4.5 million and $7.9 million, respectively, or $0.05 and $0.09 on a per share basis.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $4.1 million and $7.3 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, stock-based compensation expense was $7.6 million and $14.0 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the six months ended June 30, 2020 and 2019 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Six Months Ended June 30,
	2020			2019
Risk-free interest rate	0.16%	to	1.42%	2.29%	to	2.44%
Dividend yield	—%			—%
Expected life (years)	4.3	to	4.5	4.5
Volatility	38.8%	to	40.6%	41.8%	to	42.9%
Fair value at date of grant	$4.78	to	$5.95	$6.22	to	$6.55

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2020 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	596,537	$22.72			5,377,148	$17.51
Granted	—	—			888,891	16.76
Exercised	—	—			(123,574)	12.43
Forfeited	—	—			(139,969)	16.59
Expired	—	—			(100,791)	19.73
Outstanding at June 30, 2020	596,537	$22.72	$—	1.9	5,901,705	$17.48	$6.0	3.4

Exercisable at June 30, 2020	596,537	$22.72	$—	1.9	4,335,643	$17.92	$5.8	2.5

There was no unrecognized compensation expense related to SSARs at June 30, 2020. At June 30, 2020, unrecognized compensation expense related to stock options not yet exercisable of $6.6 million is expected to be recognized over a weighted-average period of 2.0 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	2,261,114	$15.99
Granted	1,406,939	16.52
Vested (1)	(1,016,274)	16.26
Forfeited	(635,437)	16.24
Unvested at June 30, 2020	2,016,342	$16.19
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2020, $23.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.9 years.

PSUs

The Company grants performance stock units ("PSUs") to senior management. In each case, the awards will cliff vest three years following the grant date. For the awards granted in February 2018 and 2017, the number of PSUs that may be earned and vest is based on the Company's revenues and stock price performance over a three year performance period. For the awards granted in February 2019, the number of PSUs that may be earned and vest is based on the Company's revenues and total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period. For the awards granted in February 2020, the number of PSUs that may be earned and vest is based on total shareholder return relative to the S&P Semiconductor Select Industry Index over a three year performance period.

PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable performance metrics, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of the initial grant value. In February 2020, the awards granted in February 2017 were converted from 176,154 PSUs to 88,959 shares of stock based on achievement of performance metrics. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense as appropriate. The fair value of the PSUs is determined by using a Monte Carlo simulation.

The following table summarizes the Company's PSU activity for the six months ended June 30, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	844,789	$15.90
Granted	322,178	16.14
Vested (1)	(176,154)	15.38
Forfeited	(61,589)	17.05
Unvested at June 30, 2020	929,224	$16.01
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2020, $3.7 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.6 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
(Loss) earnings from continuing operations	$(19.5)	$5.9	$(32.3)	$3.2
Earnings from discontinued operations, net	—	—	3.7	—
Net (loss) earnings	$(19.5)	$5.9	$(28.6)	$3.2

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.21)	$0.06	$(0.35)	$0.04
Earnings from discontinued operations, net	—	—	0.04	—
Net (loss) earnings	$(0.21)	$0.06	$(0.31)	$0.04

Weighted-average shares outstanding	91,589,156	91,018,213	91,721,440	90,780,035

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.21)	$0.06	$(0.35)	$0.03
Earnings from discontinued operations, net	—	—	0.04	—
Net (loss) earnings	$(0.21)	$0.06	$(0.31)	$0.03

Diluted weighted-average shares outstanding	91,589,156	92,507,279	91,721,440	92,184,274

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and six months ended June 30, 2020, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 6,157,127 and 5,176,141, respectively. For the three and six months ended June 30, 2019, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,306,633 and 4,457,926, respectively.

14. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business. The majority of these claims and proceedings relate to commercial, warranty, employment, and intellectual property matters. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company believes that, apart from the action set forth below, the disposition of these legal proceedings or claims, individually or in the aggregate, after taking into account recorded accruals and the availability and limits of insurance coverage, will not have a material adverse effect on its cash flow, results of operations, or financial condition.

The Company is party to a representative action filed in the Superior Court of California, Los Angeles County under the Private Attorneys General Act. The complaint was filed on June 5, 2020 and alleges that the Company incorrectly calculated overtime rate of pay, incorrectly paid overtime, and provided inaccurate wage statements, to certain non-exempt employees at the Company’s Valencia, California manufacturing facility in violation of California law. The action seeks penalties, attorneys' fees, and other relief. The Company intends to defend these claims vigorously. Due to the early stage of this litigation among other factors, the Company is currently unable to predict the ultimate outcome of this lawsuit or provide meaningful quantification of how the final resolution of this matter may impact our future financial condition, results of operations, or cash flows.

The Company owns many patents and other intellectual property pertaining to its products, technology, and manufacturing processes. Some of the Company's patents have been and may continue to be infringed upon or challenged by others. In appropriate cases, the Company has taken and will take steps to protect and defend its patents and other intellectual property,

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2020 and December 31, 2019.

15. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues:
Audio	$104.5	$159.9	$224.6	$299.0
Precision Devices	47.7	45.3	90.7	86.0
Total revenues	$152.2	$205.2	$315.3	$385.0

(Loss) earnings from continuing operations before interest and income taxes:
Audio	$(12.2)	$21.2	$(18.3)	$33.0
Precision Devices	11.1	8.2	18.2	15.7
Total segments	(1.1)	29.4	(0.1)	48.7
Corporate expense / other	13.2	16.5	21.1	32.4
Interest expense, net	4.1	3.6	7.8	7.1
(Loss) earnings before income taxes and discontinued operations	(18.4)	9.3	(29.0)	9.2
Provision for income taxes	1.1	3.4	3.3	6.0
(Loss) earnings from continuing operations	$(19.5)	$5.9	$(32.3)	$3.2

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2020	December 31, 2019
Audio	$1,475.8	$1,487.6
Precision Devices	207.9	162.0
Corporate / eliminations	4.0	5.0
Total	$1,687.7	$1,654.6

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Asia	$106.9	$144.0	$216.6	$265.1
United States	28.7	32.9	58.0	65.1
Europe	14.3	25.1	36.7	48.9
Other Americas	0.9	1.6	1.5	2.7
Other	1.4	1.6	2.5	3.2
Total	$152.2	$205.2	$315.3	$385.0

Receivables, net from contracts with customers were $93.7 million and $152.8 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our total remaining performance obligations are immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks related to the COVID-19 pandemic and governmental responses to it, including but not limited to, the impact on our supply chain, customer demand, and costs associated with our operations. Other risks and uncertainties include, but are not limited to:

o	unforeseen changes in MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	risks associated with shareholder activism, including proxy contests;
o	our ability to achieve continued reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	difficulties or delays in and/or the Company's inability to realize expected cost synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

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

COVID-19 Impact

During 2020, COVID-19, the most recently discovered coronavirus, spread throughout areas of the world where we operate. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. This has resulted in global business disruption, which has impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

We have taken various steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees. Such steps include, but are not limited to, significantly reducing employee travel; having office workers work remotely; suspending our share repurchase program; suspending annual wage increases and temporarily reducing salaries of employees, including the CEO and executive team; and reducing the cash compensation of our board of directors. Our facility locations are operating within varying stages of restrictions; with some jurisdictions re-opening only to return to restrictions as new COVID-19 cases continue to rise in those areas. In locations where public health protocols have accommodated returning to work at our facilities, we have implemented additional safety measures, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices.

The situation related to COVID-19 continues to be complex and rapidly evolving. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results, but we currently expect that full year revenues, net income, and cash flow will be lower than 2019. During the first and second quarters of 2020, we considered and determined that there was no impact on our long-lived assets (including goodwill and intangible assets, property, plant, and equipment, and lease right-of-use assets). We concluded that it is not more likely than not that any of our long-lived assets have carrying values exceeding their respective fair values. Our analysis considered, among other factors; the nature of our products and services as well as our position within our industry and our expectation that we will continue generating positive operating cash flows over the long-term. In addition, we have not experienced and do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories.

As the COVID-19 pandemic evolves, we will continue to actively monitor developments and business conditions and may take further actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, stockholders, and communities. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

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

Results of Operations for the Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

	Three Months Ended June 30,
(in millions, except per share amounts)	2020	2019
Revenues	$152.2	$205.2

Gross profit	$47.8	$76.4
Non-GAAP gross profit	$49.1	$78.1

(Loss) earnings from continuing operations before interest and income taxes	$(14.3)	$12.9
Adjusted earnings from continuing operations before interest and income taxes	$0.6	$26.1

Provision for income taxes	$1.1	$3.4
Non-GAAP (benefit from) provision for income taxes	$(0.5)	$3.5

(Loss) earnings from continuing operations	$(19.5)	$5.9
Non-GAAP net (loss) earnings from continuing operations	$(1.2)	$20.7

(Loss) earnings per share from continuing operations - diluted	$(0.21)	$0.06
Non-GAAP diluted (loss) earnings per share from continuing operations	$(0.01)	$0.22

Revenues

Revenues for the second quarter of 2020 were $152.2 million, compared with $205.2 million for the second quarter of 2019, a decrease of $53.0 million or 25.8%. Audio revenues decreased $55.4 million, primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $2.4 million, primarily due to higher shipments to the defense, automotive, and communication markets, partially offset by lower shipments to the medtech market as hospitals are slowing elective procedures as a result of the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2020 was $103.5 million, compared with $128.4 million for the second quarter of 2019, a decrease of $24.9 million or 19.4%. This decrease was primarily the result of lower shipping volumes in Audio and product cost reductions, partially offset by our reduced plant productivity and capacity utilization as a result of the disruptions related to the COVID-19 pandemic that we experienced within our manufacturing operations across Asia and the establishment of an inventory reserve within the Intelligent Audio product line.

Restructuring Charges

During the second quarter of 2020, we restructured our Intelligent Audio product line, which is included within our Audio segment. This resulted in a reduction in workforce and the refocusing of certain research and development activities. As a result, we recorded restructuring charges of $0.1 million within Gross profit, primarily for fixed asset write-off costs directly associated with the product line. In addition, we recorded restructuring charges of $4.8 million within Operating expenses, primarily for rationalizing the research and development workforce and contract termination costs associated with the product line. We do not expect to incur additional restructuring costs related to this product line during the remainder of the fiscal year.

Also, during the second quarter of 2020, we recorded restructuring charges of $0.8 million within Gross profit, primarily for actions to rationalize the remainder of the Audio segment workforce, as a direct result of the lower current demand we are experiencing from the COVID-19 pandemic for our remaining Audio products. We also recorded restructuring charges of $1.7 million within Operating expenses, primarily for actions associated with rationalizing the remaining Audio research and development workforce. We do not expect to incur additional restructuring costs related to the remaining Audio segment workforce through the remainder of the fiscal year.

During the second quarter of 2019, we recorded restructuring charges of $0.4 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $0.1 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2020 was $47.8 million, compared with $76.4 million for the second quarter of 2019, a decrease of $28.6 million or 37.4%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2020 was 31.4%, compared with 37.2% for the second quarter of 2019. The decreases were primarily due to lower Audio revenue volumes. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. The Audio segment was also negatively impacted by lower average pricing on mature products and the establishment of an inventory reserve within the Intelligent Audio product line, partially offset by product cost reductions.

Non-GAAP gross profit for the second quarter of 2020 was $49.1 million, compared with $78.1 million for the second quarter of 2019, a decrease of $29.0 million or 37.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2020 was 32.3%, compared with 38.1% for the second quarter of 2019. The decreases were primarily due to lower Audio revenue volumes. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. The Audio segment was also impacted by lower average pricing on mature products and the establishment of an inventory reserve within the Intelligent Audio product line, partially offset by product cost reductions.

Research and Development Expenses

Research and development expenses for the second quarter of 2020 were $22.6 million, compared with $25.0 million for the second quarter of 2019, a decrease of $2.4 million or 9.6%. Research and development expenses as a percentage of revenues for the second quarter of 2020 and 2019 were 14.8% and 12.2%, respectively. The decrease in expenses was primarily driven by the benefits of operating cost reductions in our Audio segment as a result of headcount reductions to optimize the workforce, partially offset by increased expense related to our acquisition of the ASIC Design Business. In addition, there will be incremental cost reduction benefits in the third quarter of 2020 related to the restructuring actions that were substantially completed in June 2020. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2020 were $31.1 million, compared with $38.9 million for the second quarter of 2019, a decrease of $7.8 million or 20.1%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2020 and 2019 were 20.4% and 19.0%, respectively. The decrease in expenses was primarily driven by the benefits of our operating cost reduction efforts, which were implemented to minimize the negative impact of the COVID-19 pandemic. The cost reduction efforts included, but were not limited to, temporarily reducing salaries of employees, suspending annual wage increases, and significantly reducing employee travel. In addition, we incurred lower stock-based and incentive compensation as certain performance targets will not be met due to the impacts of COVID-19 pandemic, partially offset by higher legal expenses related to protecting our intellectual property. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Interest Expense, net

Interest expense for the second quarter of 2020 was $4.1 million, compared with $3.6 million for the second quarter of 2019, an increase of $0.5 million. The increase is primarily due to higher outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other expense (income), net

Other expense for the second quarter of 2020 was $1.9 million, compared with income of $0.5 million for the second quarter of 2019, a decrease of $2.4 million. The decrease is primarily due to unfavorable impacts from foreign currency exchange rate changes in the second quarter of 2020.

Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2020 was a 6.0% provision, compared with a 36.6% provision for the second quarter of 2019. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the second quarter of 2020 and 2019.

The non-GAAP ETR from continuing operations for the second quarter of 2020 was a 29.4% benefit, compared with a 14.5% provision for the second quarter of 2019. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the second quarter of 2020 was $19.5 million, compared with earnings of $5.9 million for the second quarter of 2019, a decrease of $25.4 million. As described above, the decrease is primarily due to lower gross profit and an increase in operating restructuring charges, partially offset by the reductions in operating expenses.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the second quarter of 2020 was $14.3 million, compared with earnings of $12.9 million for the second quarter of 2019, a decrease of $27.2 million. As described above, the decrease was primarily due to lower gross profit and an increase in operating restructuring charges, partially offset by the reductions in operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the second quarter of 2020 was $0.6 million, compared with $26.1 million for the second quarter of 2019, a decrease of $25.5 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2020 was 0.4%, compared with 12.7% for the second quarter of 2019. As described above, the decreases were primarily due to lower non-GAAP gross profit, partially offset by a decrease in non-GAAP operating expenses.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted (Loss) Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.21 for the second quarter of 2020, compared with earnings of $0.06 per share for the second quarter of 2019, a decrease of $0.27. As described above, the decrease is primarily due to lower gross profit and an increase in restructuring charges, partially offset by the reductions in operating expenses.

Non-GAAP diluted loss per share from continuing operations was $0.01 for the second quarter of 2020, compared with earnings of $0.22 for the second quarter of 2019, a decrease of $0.23. As described above, the decrease is primarily due to lower gross profit, partially offset by the reductions in non-GAAP operating expenses.

Results of Operations for the Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

	Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019
Revenues	$315.3	$385.0

Gross profit	$104.0	$144.9
Non-GAAP gross profit	$107.3	$148.0

(Loss) earnings from continuing operations before interest and income taxes	$(21.2)	$16.3
Adjusted earnings from continuing operations before interest and income taxes	$6.1	$42.8

Provision for income taxes	$3.3	$6.0
Non-GAAP (benefit from) provision for income taxes	$(0.1)	$6.6

(Loss) earnings from continuing operations	$(32.3)	$3.2
Non-GAAP net earnings from continuing operations	$2.0	$32.5

(Loss) earnings per share from continuing operations - diluted	$(0.35)	$0.03
Non-GAAP diluted earnings per share from continuing operations	$0.02	$0.34

Revenues

Revenues for the six months ended June 30, 2020 were $315.3 million, compared with $385.0 million for the six months ended June 30, 2019, a decrease of $69.7 million or 18.1%. Audio revenues decreased $74.4 million due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $4.7 million primarily due to higher shipments to the defense and automotive markets, partially offset by decreases in the communication and medtech markets as hospitals are slowing elective procedures as a result of the COVID-19 pandemic.

Cost of Goods Sold

COGS for the six months ended June 30, 2020 was $209.0 million, compared with $239.2 million for the six months ended June 30, 2019, a decrease of $30.2 million or 12.6%. This decrease was primarily the result of lower shipping volumes in Audio and product cost reductions, partially offset by our reduced plant productivity and capacity utilization as a result of the disruptions related to the COVID-19 pandemic that we experienced within our manufacturing operations across Asia and the establishment of an inventory reserve within the Intelligent Audio product line.

Restructuring Charges

During the six months ended June 30, 2020, we restructured our Intelligent Audio product line, which is included within our Audio segment. This resulted in a reduction in workforce and the refocusing of certain research and development activities. As a result, we recorded restructuring charges of $1.5 million within Gross profit, primarily for fixed asset write-off costs directly associated with the product line. In addition, we recorded restructuring charges of $6.8 million within Operating expenses, primarily for rationalizing the research and development workforce and contract termination costs associated with the product line. We do not expect to incur additional restructuring costs related to this product line during the remainder of the fiscal year.

Also, during the six months ended June 30, 2020, we recorded restructuring charges of $0.8 million within Gross profit, primarily for actions to rationalize the remainder of the Audio segment workforce, as a direct result of the lower current demand we are experiencing from the COVID-19 pandemic for our remaining Audio products. We also recorded restructuring charges of $3.6 million within Operating expenses, primarily for actions associated with rationalizing the remaining Audio workforce. We do not expect to incur additional restructuring costs related to the remaining Audio segment workforce through the remainder of the fiscal year.

During the six months ended June 30, 2019, we recorded restructuring charges of $0.9 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $1.9 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2020 was $104.0 million, compared with $144.9 million for the six months ended June 30, 2019, a decrease of $40.9 million or 28.2%. Gross profit margin for the six months ended June 30, 2020 was 33.0%, compared with 37.6% for the six months ended June 30, 2019. The decreases were primarily due to lower Audio revenue volumes. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. The Audio segment was also negatively impacted by lower average pricing on mature products and the establishment of an inventory reserve within the Intelligent Audio product line, partially offset by product cost reductions.

Non-GAAP gross profit for the six months ended June 30, 2020 was $107.3 million, compared with $148.0 million for the six months ended June 30, 2019, a decrease of $40.7 million or 27.5%. Non-GAAP gross profit margin for the six months ended June 30, 2020 and 2019 was 34.0% and 38.4%, respectively. The decreases were primarily due to lower Audio revenue volumes. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. The Audio segment was also negatively impacted by lower average pricing on mature products and the establishment of an inventory reserve within the Intelligent Audio product line, partially offset by product cost reductions.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 were $48.3 million, compared with $49.7 million for the six months ended June 30, 2019, a decrease of $1.4 million or 2.8%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2020 and 2019 were 15.3% and 12.9%, respectively. The decrease in expenses was primarily driven by the benefits of operating cost reductions in our Audio segment as a result of headcount reductions to optimize the workforce, partially offset by increased expense related to our acquisition of the ASIC Design Business. In addition, there will be incremental cost reduction benefits in the third quarter of 2020 related to the restructuring actions that were substantially completed in June 2020. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2020 were $67.3 million, compared with $76.5 million for the six months ended June 30, 2019, a decrease of $9.2 million or 12.0%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2020 and 2019 were 21.3% and 19.9%, respectively. The decrease in expenses was primarily driven by the benefits of our operating cost reduction efforts, which were implemented to minimize the negative impact of the COVID-19 pandemic. The cost reduction efforts included, but were not limited to, temporarily reducing salaries of employees, suspending annual wage increases, and significantly reducing employee travel. In addition, we incurred lower stock-based and incentive compensation as certain performance targets will not be met due to the impacts of COVID-19, partially offset by higher legal expenses related to protecting our intellectual property. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Interest Expense, net

Interest expense for the six months ended June 30, 2020 was $7.8 million, compared with $7.1 million for the six months ended June 30, 2019, an increase of $0.7 million. The increase in interest expense is primarily due to higher outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other expense (income), net

Other income for the six months ended June 30, 2020 was $0.8 million, compared with expense of $0.5 million for the six months ended June 30, 2019, an increase of $1.3 million. The increase is primarily due to favorable impacts from foreign currency exchange rate changes in 2020.

Provision for Income Taxes and Non-GAAP (Benefit from) Provision for Income Taxes

The ETR from continuing operations for the six months ended June 30, 2020 was an 11.4% provision, compared with a 65.2% provision for the six months ended June 30, 2019. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the six months ended June 30, 2020 and 2019.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2020 was a 5.3% benefit, compared with a 16.9% provision for the six months ended June 30, 2019. The non-GAAP ETR from continuing operations for the six months ended June 30, 2020 was impacted by a net discrete benefit totaling $0.5 million due to a change in the indefinite reinvestment assertion related to a portion of undistributed earnings of our Malaysian subsidiary. The non-GAAP ETR from continuing operations for the six months ended June 30, 2019 was impacted by net discrete expense totaling $0.8 million, primarily related to a change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the six months ended June 30, 2020 was a 21.1% provision, compared to a 14.8% provision for the six months ended June 30, 2019. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the six months ended June 30, 2020 was $32.3 million, compared with earnings of $3.2 million for the six months ended June 30, 2019, a decrease of $35.5 million. As described above, the decrease is primarily due to lower gross profit and an increase in operating restructuring charges, partially offset by the reductions in operating expenses.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the six months ended June 30, 2020 was $21.2 million, compared with earnings of $16.3 million for the six months ended June 30, 2019, a decrease of $37.5 million. As described above, the decrease was primarily due to lower gross profit and an increase in operating restructuring charges, partially offset by the reductions in operating expenses.

Adjusted EBIT from continuing operations for the six months ended June 30, 2020 was $6.1 million, compared with $42.8 million for the six months ended June 30, 2019, a decrease of $36.7 million. Adjusted EBIT margin for the six months ended

June 30, 2020 was 1.9%, compared with 11.1% for the six months ended June 30, 2019. As described above, the decreases were primarily due to lower non-GAAP gross profit, partially offset by a decrease in non-GAAP operating expenses.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $3.7 million in the six months ended June 30, 2020, compared with no impact for the six months ended June 30, 2019. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.35 for the six months ended June 30, 2020, compared with earnings of $0.03 for the six months ended June 30, 2019, a decrease of $0.38. As described above, the decrease is primarily due to lower gross profit and an increase in restructuring charges, partially offset by the reductions in operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.02 for the six months ended June 30, 2020, compared with $0.34 for the six months ended June 30, 2019, a decrease of $0.32. As described above, the decrease is primarily due to lower gross profit, partially offset by the reductions in non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Gross profit	$47.8	$76.4	$104.0	$144.9
Stock-based compensation expense	0.4	0.4	0.9	0.8
Restructuring charges	0.9	0.4	2.3	0.9
Production transfer costs (2)	—	0.9	0.1	1.4
Non-GAAP gross profit	$49.1	$78.1	$107.3	$148.0

(Loss) earnings from continuing operations	$(19.5)	$5.9	$(32.3)	$3.2
Interest expense, net	4.1	3.6	7.8	7.1
Provision for income taxes	1.1	3.4	3.3	6.0
(Loss) earnings from continuing operations before interest and income taxes	(14.3)	12.9	(21.2)	16.3
Stock-based compensation expense	4.1	7.3	7.6	14.0
Intangibles amortization expense	3.2	1.7	6.5	3.5
Restructuring charges	7.4	0.5	12.7	2.8
Production transfer costs (2)	—	0.9	0.1	1.4
Other (3)	0.2	2.8	0.4	4.8
Adjusted earnings from continuing operations before interest and income taxes	$0.6	$26.1	$6.1	$42.8

Interest expense, net	$4.1	$3.6	$7.8	$7.1
Interest expense, net non-GAAP reconciling adjustments (4)	1.8	1.7	3.6	3.4
Non-GAAP interest expense	$2.3	$1.9	$4.2	$3.7

Provision for income taxes	$1.1	$3.4	$3.3	$6.0
Income tax effects of non-GAAP reconciling adjustments (5)	(1.6)	0.1	(3.4)	0.6
Non-GAAP (benefit from) provision for income taxes	$(0.5)	$3.5	$(0.1)	$6.6

(Loss) earnings from continuing operations	$(19.5)	$5.9	$(32.3)	$3.2
Non-GAAP reconciling adjustments (6)	14.9	13.2	27.3	26.5
Interest expense, net non-GAAP reconciling adjustments (4)	1.8	1.7	3.6	3.4
Income tax effects of non-GAAP reconciling adjustments (5)	(1.6)	0.1	(3.4)	0.6
Non-GAAP net (loss) earnings from continuing operations	$(1.2)	$20.7	$2.0	$32.5

Diluted (loss) earnings per share from continuing operations	$(0.21)	$0.06	$(0.35)	$0.03
Earnings per share non-GAAP reconciling adjustment	0.20	0.16	0.37	0.31
Non-GAAP diluted (loss) earnings per share from continuing operations	$(0.01)	$0.22	$0.02	$0.34

Diluted average shares outstanding	91,589,156	92,507,279	91,721,440	92,184,274
Non-GAAP adjustment (7)	—	2,215,158	2,922,435	2,079,695
Non-GAAP diluted average shares outstanding (7)	91,589,156	94,722,437	94,643,875	94,263,969

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

Segment Results of Operations for the Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

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

Audio

	Three Months Ended June 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$104.5		$159.9

(Loss) earnings from continuing operations before interest and income taxes	$(12.2)	NM (1)	$21.2	13.3%
Stock-based compensation expense	2.8		4.0
Intangibles amortization expense	2.7		1.1
Restructuring charges	6.9		0.1
Adjusted earnings from continuing operations before interest and income taxes	$0.2	0.2%	$26.4	16.5%

(1) Not meaningful.

Revenues

Revenues were $104.5 million for the second quarter of 2020, compared with $159.9 million for the second quarter of 2019, a decrease of $55.4 million or 34.6%. Revenues decreased primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes was $12.2 million for the second quarter of 2020, compared with earnings of $21.2 million for the second quarter of 2019, a decrease of $33.4 million. The decrease was primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by increased restructuring charges, lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, and the establishment of an inventory reserve within the Intelligent Audio product line, which were partially offset by the benefits of our operating cost reductions, product cost reductions, and lower warranty claims.

Adjusted EBIT was $0.2 million for the second quarter of 2020, compared with $26.4 million for the second quarter of 2019, a decrease of $26.2 million. Adjusted EBIT margin for the second quarter of 2020 was 0.2%, compared to 16.5% for the second quarter of 2019. The decreases were primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, and the establishment of an inventory reserve within the Intelligent Audio product line, which were partially offset by the benefits of our operating cost reductions, product cost reductions, and lower warranty claims.

Precision Devices

	Three Months Ended June 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$47.7		$45.3

Earnings from continuing operations before interest and income taxes	$11.1	23.3%	$8.2	18.1%
Stock-based compensation expense	0.2		0.4
Intangibles amortization expense	0.5		0.6
Restructuring charges	—		0.4
Production transfer costs (1)	—		0.9
Adjusted earnings from continuing operations before interest and income taxes	$11.8	24.7%	$10.5	23.2%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $47.7 million for the second quarter of 2020, compared with $45.3 million for the second quarter of 2019, an increase of $2.4 million or 5.3%. Revenues increased primarily due to higher shipments to the defense, automotive, and communication markets, partially offset by lower shipments to the medtech market as hospitals are slowing elective procedures as a result of the COVID-19 pandemic.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") was $11.1 million for the second quarter of 2020, compared with $8.2 million for the second quarter of 2019, an increase of $2.9 million. EBIT margin for the second quarter of 2020 was 23.3%, compared to 18.1% for the second quarter of 2019. The increases were primarily driven by benefits of productivity initiatives, increased shipments, and lower production transfer costs, partially offset by factory overhead increases to support higher production volumes and manufacturing capacity and higher product costs.

Adjusted EBIT was $11.8 million for the second quarter of 2020, compared with $10.5 million for the second quarter of 2019, an increase of $1.3 million. Adjusted EBIT margin for the second quarter of 2020 was 24.7%, compared with 23.2% for the second quarter of 2019. The increases were primarily driven by benefits of productivity initiatives and increased shipments, partially offset by factory overhead increases to support higher production volumes and manufacturing capacity and higher product costs.

Segment Results of Operations for the Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Audio

	Six Months Ended June 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$224.6		$299.0

(Loss) earnings from continuing operations before interest and income taxes	$(18.3)	NM (1)	$33.0	11.0%
Stock-based compensation expense	6.2		7.6
Intangibles amortization expense	5.3		2.3
Restructuring charges	11.0		1.9
Adjusted earnings from continuing operations before interest and income taxes	$4.2	1.9%	$44.8	15.0%

(1) Not meaningful.

Revenues

Revenues were $224.6 million for the six months ended June 30, 2020, compared with $299.0 million for the six months ended June 30, 2019, a decrease of $74.4 million or 24.9%. Revenues decreased primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes was $18.3 million for the six months ended June 30, 2020, compared with earnings from continuing operations before interest and income taxes of $33.0 million for the six months ended June 30, 2019, a decrease of $51.3 million. The decrease was primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, increased restructuring charges, higher legal expenses related to protecting our intellectual property, and the establishment of an inventory reserve within the Intelligent Audio product line, which were partially offset by benefits of our product cost reductions and operating cost reductions.

Adjusted EBIT was $4.2 million for the six months ended June 30, 2020, compared with $44.8 million for the six months ended June 30, 2019, a decrease of $40.6 million. Adjusted EBIT margin for the six months ended June 30, 2020 was 1.9%, compared to 15.0% for the six months ended June 30, 2019. The decreases were primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, and the establishment of an inventory reserve within the Intelligent Audio product line, which were partially offset by benefits of our product cost reductions and operating cost reductions.

Precision Devices

	Six Months Ended June 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$90.7		$86.0

Earnings from continuing operations before interest and income taxes	$18.2	20.1%	$15.7	18.3%
Stock-based compensation expense	0.3		0.7
Intangibles amortization expense	1.2		1.2
Restructuring charges	—		0.7
Production transfer costs (1)	0.1		1.4
Other (2)	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$19.8	21.8%	$20.2	23.5%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of DITF.

Revenues

Revenues were $90.7 million for the six months ended June 30, 2020, compared with $86.0 million for the six months ended June 30, 2019, an increase of $4.7 million or 5.5%. Revenues increased primarily due to higher shipments to the defense and automotive markets, partially offset by decreases in the communication and medtech markets as hospitals are slowing elective procedures as a result of the COVID-19 pandemic.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $18.2 million for the six months ended June 30, 2020, compared with $15.7 million for the six months ended June 30, 2019, an increase of $2.5 million. EBIT margin for the six months ended June 30, 2020 was 20.1%, compared to 18.3% for the six months ended June 30, 2019. The increases were primarily driven by benefits of productivity initiatives, increased shipments, and lower production transfer costs, partially offset by factory overhead increases to support higher production volumes and manufacturing capacity and higher product costs.

Adjusted EBIT was $19.8 million for the six months ended June 30, 2020, compared with $20.2 million for the six months ended June 30, 2019, a decrease of $0.4 million. Adjusted EBIT margin for the six months ended June 30, 2020 was 21.8%, compared with 23.5% for the six months ended June 30, 2019. The decreases were primarily driven by factory overhead increases to support higher production volumes and manufacturing capacity and higher product costs, partially offset by the benefits of productivity initiatives and increased shipments.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2020, we repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, we have temporarily suspended share repurchases. However, we may resume the share repurchase program at any time when we believe it is prudent to do so and without further notice.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $168.3 million and $78.4 million at June 30, 2020 and December 31, 2019, respectively. Of these amounts, cash held by our non-U.S. operations totaled $77.5 million and $74.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash flows provided by (used in):
Operating activities	$25.0	$10.9
Investing activities	(14.6)	(35.9)
Financing activities	79.6	5.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase (decrease) in cash and cash equivalents	$89.9	$(19.9)

Operating Activities

Cash provided by operating activities in 2020 increased $14.1 million compared to 2019, primarily due to the favorable change in receivables, partially offset by the net loss during the six months ended June 30, 2020. The change in receivables was driven by lower revenues in the current year and the timing of collections.

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

Financing Activities

Cash provided by financing activities during 2020 is primarily related to the borrowings under our revolving credit facility of $100.0 million, partially offset by the $15.0 million of repurchases of common stock and the $6.0 million payment of taxes related to net share settlement of equity awards. Cash provided by financing activities during 2019 is primarily related to the borrowings under our revolving credit facility of $10.0 million, partially offset by the $5.5 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2020	December 31, 2019
3.25% convertible senior notes	$160.9	$156.8
Revolving credit facility	100.0	—
Total	260.9	156.8
Less current maturities	100.0	—
Total long-term debt	$160.9	$156.8

Commitments under the revolving credit facility will terminate, and loans outstanding thereunder will mature, on October 11, 2022; provided, that if all of our Notes have not been repaid, refinanced, and/or converted to our common stock by April 30, 2021, then the commitments under the revolving credit facility will terminate, and the loans outstanding thereunder will mature, on such earlier date. As the Notes have not been repaid, refinanced, and/or converted to our common stock as of June 30, 2020, the revolving credit facility has been classified as a current maturity as of June 30, 2020.

The interest rate under the revolving credit facility is variable based on LIBOR at the time of the borrowing and our leverage as measured by a total indebtedness to Consolidated EBITDA ratio. Based upon our total indebtedness to Consolidated EBITDA ratio, our borrowing rate could range from LIBOR + 1.25% to LIBOR + 2.25%. In addition, a commitment fee accrues on the average daily unused portion of the revolving credit facility at a rate of 0.20% to 0.35%. At June 30, 2020, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of our exposure to market risk as of December 31, 2019, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2020. As of June 30, 2020, the remaining amount authorized for share repurchases was $85.0 million.

Item 6. Exhibits

3.1
Third Amended and Restated By-Laws of Knowles Corporation, adopted May 15, 2020 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on May 19, 2020 (SEC file No. 001-36102))

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 29, 2020	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)