Form 10-Q
period 2020-09-30
Knowles Corp
filed 2020-10-29
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36102

Knowles Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-1002689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1151 Maplewood Drive, Itasca, IL
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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 27, 2020 was 91,673,777.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$205.8	$235.9	$521.1	$620.9
Cost of goods sold	130.6	142.3	339.6	381.5
Restructuring charges - cost of goods sold	—	0.1	2.3	1.0
Gross profit	75.2	93.5	179.2	238.4
Research and development expenses	21.9	23.4	70.2	73.1
Selling and administrative expenses	32.0	34.6	99.3	111.1
Impairment charges	7.6	—	7.6	—
Restructuring charges	0.1	1.9	10.5	3.8
Operating expenses	61.6	59.9	187.6	188.0
Operating earnings (loss)	13.6	33.6	(8.4)	50.4
Interest expense, net	4.7	3.8	12.5	10.9
Other expense (income), net	1.0	(0.6)	0.2	(0.1)
Earnings (loss) before income taxes and discontinued operations	7.9	30.4	(21.1)	39.6
Provision for income taxes	2.3	5.0	5.6	11.0
Earnings (loss) from continuing operations	5.6	25.4	(26.7)	28.6
Earnings from discontinued operations, net	—	—	3.7	—
Net earnings (loss)	$5.6	$25.4	$(23.0)	$28.6

Earnings (loss) per share from continuing operations:
Basic	$0.06	$0.28	$(0.29)	$0.31
Diluted	$0.06	$0.27	$(0.29)	$0.31

Earnings per share from discontinued operations:
Basic	$—	$—	$0.04	$—
Diluted	$—	$—	$0.04	$—

Net earnings (loss) per share:
Basic	$0.06	$0.28	$(0.25)	$0.31
Diluted	$0.06	$0.27	$(0.25)	$0.31

Weighted-average common shares outstanding:
Basic	91,688,765	91,398,539	91,707,702	90,988,468
Diluted	92,473,318	93,859,446	91,707,702	92,655,874
See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$5.6	$25.4	$(23.0)	$28.6

Other comprehensive earnings (loss), net of tax

Foreign currency translation	9.2	(4.9)	5.1	(3.4)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.3	0.1	0.5	0.4
Net change in employee benefit plans	0.3	0.1	0.5	0.4

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.4	(1.3)	0.5	(1.1)
Net (gains) losses reclassified into earnings	(0.5)	0.4	(0.1)	0.5
Total cash flow hedges	0.9	(0.9)	0.4	(0.6)

Other comprehensive earnings (loss), net of tax	10.4	(5.7)	6.0	(3.6)

Comprehensive earnings (loss)	$16.0	$19.7	$(17.0)	$25.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$139.1	$78.4
Receivables, net of allowances of $1.7 and $0.8	125.2	159.6
Inventories, net	160.1	141.8
Prepaid and other current assets	10.5	8.6
Total current assets	434.9	388.4
Property, plant, and equipment, net	188.6	206.5
Goodwill	909.9	909.9
Intangible assets, net	81.9	91.7
Operating lease right-of-use assets	24.6	33.6
Other assets and deferred charges	27.8	24.5
Total assets	$1,667.7	$1,654.6

Current liabilities:
Accounts payable	$68.9	$87.7
Accrued compensation and employee benefits	26.8	32.1
Operating lease liabilities	10.0	9.3
Other accrued expenses	23.8	16.5
Federal and other taxes on income	8.5	5.9
Total current liabilities	138.0	151.5
Long-term debt	213.0	156.8
Deferred income taxes	1.7	2.2
Long-term operating lease liabilities	20.5	25.1
Other liabilities	29.3	29.9
Liabilities of discontinued operations	0.6	0.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 92,658,766 and 91,662,657 shares issued and outstanding at September 30, 2020, respectively, and 91,701,745 shares issued and outstanding at December 31, 2019	0.9	0.9
Treasury stock - at cost; 996,109 shares at September 30, 2020	(15.0)	—
Additional paid-in capital	1,582.8	1,574.7
Accumulated deficit	(198.1)	(175.1)
Accumulated other comprehensive loss	(106.0)	(112.0)
Total stockholders' equity	1,264.6	1,288.5
Total liabilities and stockholders' equity	$1,667.7	$1,654.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8
Net earnings	—	—	—	5.6	—	5.6
Other comprehensive earnings, net of tax	—	—	—	—	10.4	10.4
Stock-based compensation expense	—	—	4.8	—	—	4.8
Common stock issued for exercise of stock options	—	—	0.1	—	—	0.1
Tax on restricted and performance stock unit vesting	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2020	$0.9	$(15.0)	$1,582.8	$(198.1)	$(106.0)	$1,264.6

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2019	$0.9	$1,556.2	$(221.0)	$(108.9)	$1,227.2
Net earnings	—	—	25.4	—	25.4
Other comprehensive loss, net of tax	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	5.2	—	—	5.2
Common stock issued for exercise of stock options	—	5.7	—	—	5.7
Tax on restricted stock unit vesting	—	(0.5)	—	—	(0.5)
Balance at September 30, 2019	$0.9	$1,566.6	$(195.6)	$(114.6)	$1,257.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(23.0)	—	(23.0)
Other comprehensive earnings, net of tax	—	—	—	—	6.0	6.0
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	12.4	—	—	12.4
Common stock issued for exercise of stock options and other	—	—	1.8	—	—	1.8
Tax on restricted and performance stock unit vesting	—	—	(6.1)	—	—	(6.1)
Balance at September 30, 2020	$0.9	$(15.0)	$1,582.8	$(198.1)	$(106.0)	$1,264.6

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	$0.9	$1,545.9	$(224.2)	$(111.0)	$1,211.6
Net earnings	—	—	28.6	—	28.6
Other comprehensive loss, net of tax	—	—	—	(3.6)	(3.6)
Stock-based compensation expense	—	19.2	—	—	19.2
Common stock issued for exercise of stock options and other	—	7.5	—	—	7.5
Tax on restricted stock unit vesting	—	(6.0)	—	—	(6.0)
Balance at September 30, 2019	$0.9	$1,566.6	$(195.6)	$(114.6)	$1,257.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) earnings	$(23.0)	$28.6
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	45.7	40.4
Stock-based compensation	12.4	19.2
Non-cash interest expense and amortization of debt issuance costs	6.6	6.1
Impairment charges	7.6	—
Write-off of fixed assets	1.7	—
Loss on disposal of fixed assets	0.2	0.1
Deferred income taxes	(2.6)	(0.1)
Other, net	1.4	(0.9)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	34.6	(20.9)
Inventories, net	(16.3)	(11.1)
Prepaid and other current assets	(1.5)	(0.6)
Accounts payable	(17.2)	(0.3)
Accrued compensation and employee benefits	(5.3)	(9.4)
Other accrued expenses	8.0	1.6
Accrued taxes	—	1.8
Other non-current assets and non-current liabilities	0.3	(3.9)
Net cash provided by operating activities	52.6	50.6

Investing Activities
Additions to property, plant, and equipment	(20.4)	(32.6)
Acquisitions of business (net of cash acquired)	—	(11.4)
Proceeds from the sale of property, plant, and equipment	0.1	—
Net cash used in investing activities	(20.3)	(44.0)

Financing Activities
Payments under revolving credit facility	(50.0)	(19.0)
Borrowings under revolving credit facility	100.0	10.0
Repurchase of common stock	(15.0)	—
Tax on restricted and performance stock unit vesting	(6.1)	(6.0)
Payments of finance lease obligations	(1.4)	(1.4)
Payments of debt issuance costs	(0.9)	—
Payment of consideration owed for acquisitions	—	(1.2)
Net proceeds from exercise of stock-based awards	1.6	7.3
Net cash provided by (used in) financing activities	28.2	(10.3)

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)

Net increase (decrease) in cash and cash equivalents	60.7	(3.8)
Cash and cash equivalents at beginning of period	78.4	73.5
Cash and cash equivalents at end of period	$139.1	$69.7

Supplemental information - cash paid for:
Income taxes	$9.5	$9.9
Interest	$5.0	$4.3

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2020, the Company repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, the Company temporarily suspended share repurchases, but intends to resume the share repurchase program in the fourth quarter of 2020.

On December 20, 2019, the Company acquired substantially all of the assets of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”). See Note 4. Acquisitions for additional information related to the transaction.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2020 and 2019 were $1.9 million and $4.2 million, respectively. These non-cash amounts are not reflected as outflows to "Additions to property, plant, and equipment" within "Investing Activities" of the Consolidated Statements of Cash Flows for the respective periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company plans to adopt the standard using the modified retrospective method on January 1, 2022. The Company does not expect the standard to impact the Consolidated Financial Statements as all currently outstanding convertible instruments will mature prior to the expected adoption date. See Note 10. Borrowings for detail on the Company's outstanding convertible instruments.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes. This guidance removes certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and prospective application of the guidance is required. The Company has not yet determined its adoption date for the standard, which will not have a significant impact on the Consolidated Financial Statements upon adoption.

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

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Nine Months Ended September 30, 2020
Revenues	$—
Cost of goods sold	—
Gross profit	—
Operating income	—
Earnings from discontinued operations before taxes (1)	—
Benefit from income taxes (2)	(3.7)
Earnings from discontinued operations, net of tax	$3.7
(1) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The discontinued operations did not have any such interest expense in the periods presented.
(2) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Assets and liabilities of discontinued operations are summarized below:

(in millions)	September 30, 2020	December 31, 2019
Liabilities of discontinued operations:
Other liabilities (1)	$0.6	$0.6
Total liabilities	$0.6	$0.6
(1) The Company recorded an unrecognized tax benefit related to the Speaker and Receiver Product Line during the fourth quarter of 2019.

Discontinued operations had no impact on the Company's results of operations for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019. There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the nine months ended September 30, 2020 and 2019.

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
(unaudited)
The Company believes the fair values assigned to intangible assets are based on reasonable assumptions and estimates that approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. Actual results could differ materially from these estimates.

Unaudited Pro-forma Summary

The following unaudited pro-forma summary presents consolidated financial information for the three and nine months ended September 30, 2019 as if the ASIC Design Business had been acquired on January 1, 2018. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and the ASIC Design Business. The pro-forma results include estimated amortization of definite-lived intangible assets and exclude cost savings and transaction costs.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2018. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

	(unaudited)
(in millions, except share and per share amounts)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Earnings from continuing operations:
As reported	$25.4	$28.6
Pro-forma	23.1	21.6
Basic earnings per share from continuing operations:
As reported	$0.28	$0.31
Pro-forma	0.25	0.24
Diluted earnings per share from continuing operations:
As reported	$0.27	$0.31
Pro-forma	0.25	0.23

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Impairments

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California during the three months ended September 30, 2020, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the Audio segment. Based on current market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the related operating lease right-of-use asset was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Based on the excess of the carrying amount of the operating lease right-of-use asset over its fair value, the Company recorded an impairment loss of $5.4 million within Impairment charges in Operating expenses during the three months ended September 30, 2020.

Leases not yet Commenced - As of September 30, 2020, the Company has an operating lease for a research and development facility in Santa Clara, California that has not yet commenced with fixed lease payments of approximately $5 million. The lease is expected to commence in the first quarter of fiscal 2021 with a lease term of approximately five years. The Company plans to sublet a significant portion of the facility due to the restructuring of the Intelligent Audio product line. During the three months ended September 30, 2020, the Company determined a loss was probable and reasonably estimable under ASC 450, Contingencies, based on its current plans and the continuing negative impact of the COVID-19 pandemic on market conditions. The estimated loss was determined by comparing the estimated carrying amount of the operating lease right-of-use asset to be recognized for the sublet portion of the facility upon lease commencement to an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. These measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. The Company recorded an estimated loss of $2.2 million within Impairment charges in Operating expenses during the three months ended September 30, 2020. The corresponding estimated liability, which will reduce the operating lease right-of-use asset upon lease commencement, is recorded in Other liabilities on the Consolidated Balance Sheets as of September 30, 2020.

If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

6. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$106.0	$82.8
Work in progress	30.2	30.9
Finished goods	60.9	53.5
Subtotal	197.1	167.2
Less reserves	(37.0)	(25.4)
Total	$160.1	$141.8

7. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2020	December 31, 2019
Land	$7.9	$7.7
Buildings and improvements	109.4	104.5
Machinery, equipment, and other	540.6	533.1
Subtotal	657.9	645.3
Less accumulated depreciation	(469.3)	(438.8)
Total	$188.6	$206.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Depreciation expense totaled $11.9 million and $11.6 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense totaled $35.9 million and $35.1 million, respectively.

8. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2020.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2020		December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.3	$1.0	$0.2
Patents	40.8	35.0	40.8	31.5
Customer relationships	12.0	4.9	12.0	3.6
Developed technology	36.5	5.2	36.5	0.7
Non-competition agreements	1.8	0.5	1.8	0.1
Total	92.1	45.9	92.1	36.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$81.9		$91.7

Amortization expense totaled $3.3 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $9.8 million and $5.3 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
Q4 2020	$3.2
2021	13.0
2022	7.7
2023	7.1
2024	7.0

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the nine months ended September 30, 2020, the Company restructured its Intelligent Audio product line, which is included within the Audio segment. These actions resulted in a reduction in workforce and the refocusing of certain research and development activities. During the nine months ended September 30, 2020, the Company recorded restructuring charges of $8.3 million related to these actions, including $5.4 million in severance pay and benefits, $1.7 million in fixed asset write-off costs, and $1.2 million in contract termination costs. No restructuring charges were recorded related to the Intelligent Audio product line during the three months ended September 30, 2020. The Company does not expect to incur additional restructuring costs related to this product line during the remainder of the fiscal year.

In addition, during the three and nine months ended September 30, 2020, the Company recorded restructuring charges of $0.1 million and $4.5 million, respectively, for severance pay and benefits primarily to rationalize the remaining Audio segment workforce as a direct result of the lower demand the Company is experiencing due to the COVID-19 pandemic.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the nine months ended September 30, 2020, the Company recorded total restructuring charges within Gross profit of $2.3 million, primarily for fixed asset write-off costs and severance pay and benefits associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce. No restructuring charges were recorded within Gross profit for the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company also recorded total restructuring charges within Operating expenses of $0.1 million and $10.5 million, respectively, primarily for severance pay and benefits and contract termination costs associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce.

During the three and nine months ended September 30, 2019, the Company recorded restructuring charges within Gross profit of $0.1 million and $1.0 million, respectively, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. During the three and nine months ended September 30, 2019, the Company also recorded restructuring charges within Operating expenses of $1.9 million and $3.8 million, respectively, primarily for actions associated with rationalizing the Audio segment workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Audio	$—	$1.9	$11.0	$3.8
Precision Devices	0.1	0.1	0.1	0.8
Corporate	—	—	1.7	0.2
Total	$0.1	$2.0	$12.8	$4.8

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2019	$1.4	$—	$1.4
Restructuring charges	9.9	1.2	11.1
Payments	(7.8)	(0.3)	(8.1)
Balance at September 30, 2020	$3.5	$0.9	$4.4

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	September 30, 2020	December 31, 2019
Other accrued expenses	$4.0	$1.4
Other liabilities	0.4	—
Total	$4.4	$1.4

10. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2020	December 31, 2019
3.25% convertible senior notes	$163.0	$156.8
Revolving credit facility	50.0	—
Total	213.0	156.8
Less current maturities	—	—
Total long-term debt	$213.0	$156.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total debt principal payments over the next five years are as follows:

(in millions)	Q4 2020	2021	2022	2023	2024
Debt principal payments	$—	$172.5	$—	$—	$50.0

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 each year and commenced on November 1, 2016.

The Notes are governed by an Indenture (the "Indenture") between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company will pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash at maturity. The initial conversion rate is 54.2741 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $18.4250 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may be required, in certain circumstances, to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of September 30, 2020, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Notes consist of the following:

(in millions)	September 30, 2020	December 31, 2019
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(9.5)	(15.7)
Total	163.0	156.8
Less current maturities (1)	—	—
Long-term portion	$163.0	$156.8

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2020 was $183.0 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the third quarter of 2020.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
3.25% coupon	$1.4	$1.4	$4.2	$4.2
Amortization of debt issuance costs	0.2	0.2	0.7	0.6
Amortization of debt discount	1.9	1.7	5.5	5.1
Total	$3.5	$3.3	$10.4	$9.9

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2020	December 31, 2019
$400.0 million revolving credit facility	$50.0	$—
Less current maturities	—	—
Long-term portion	$50.0	$—

On September 4, 2020, the Company entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. Up to $100.0 million of the New Credit Facility will be available in Euro, Pounds Sterling, and other currencies requested by the Company and agreed to by each Lender and up to $50.0 million of the New Credit Facility will be made available in the form of letters of credit denominated in currencies approved by the issuing banks.

The New Credit Agreement serves as refinancing of indebtedness and terminates the Company's Revolving Credit Facility Agreement dated as of October 11, 2017 ("Prior Credit Facility"). The Prior Credit Facility consisted of a $400.0 million senior secured revolving credit facility.

At any time during the term of the New Credit Facility, the Company will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities.

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024; provided, that if all the Notes have not been repaid, refinanced, and/or converted to common stock of the Company by August 2, 2021 (the "Springing Maturity Test Date"), then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date unless, from and after the Springing Maturity Test Date and for so long as the Notes have not been repaid, refinanced, and/or converted to common stock of the Company, the Company does not maintain liquidity (as defined in the New Credit Agreement) for any period of three consecutive business days of $150.0 million or more.

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At September 30, 2020, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rates under the New Credit Facility will be, at the Borrowers' option (1) LIBOR (or, in the case of borrowings under the New Credit Facility denominated in Euro, EURIBOR) plus the rates per annum determined from time to time based on the total leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the New Credit Agreement) plus the Applicable Margin. The Applicable Margin for LIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Applicable Margin. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%.

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facility was 2.18% and 3.99% for the nine months ended September 30, 2020 and 2019, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.25% and 0.23% for the nine months ended September 30, 2020 and 2019, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$9.2	$—	$9.2	$(4.9)	$—	$(4.9)
Employee benefit plans	0.2	0.1	0.3	0.1	—	0.1
Changes in fair value of cash flow hedges	1.1	(0.2)	0.9	(1.1)	0.2	(0.9)
Total other comprehensive earnings (loss)	$10.5	$(0.1)	$10.4	$(5.9)	$0.2	$(5.7)

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$5.1	$—	$5.1	$(3.4)	$—	$(3.4)
Employee benefit plans	0.5	—	0.5	0.4	—	0.4
Changes in fair value of cash flow hedges	0.5	(0.1)	0.4	(0.7)	0.1	(0.6)
Total other comprehensive earnings (loss)	$6.1	$(0.1)	$6.0	$(3.7)	$0.1	$(3.6)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2020 and 2019:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive earnings, net of tax	0.4	0.5	5.1	6.0
Balance at September 30, 2020	$0.9	$(18.2)	$(88.7)	$(106.0)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive (loss) earnings, net of tax	(0.6)	0.4	(3.4)	(3.6)
Balance at September 30, 2019	$(1.0)	$(15.1)	$(98.5)	$(114.6)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.2	$0.1
Tax	Provision for income taxes	0.1	—
Net of tax		$0.3	$0.1

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(0.6)	$0.5
Tax	Provision for income taxes	0.1	(0.1)
Net of tax		$(0.5)	$0.4

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.5	$0.4
Tax	Provision for income taxes	—	—
Net of tax		$0.5	$0.4

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(0.2)	$0.7
Tax	Provision for income taxes	0.1	(0.2)
Net of tax		$(0.1)	$0.5

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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2020 was a 29.1% provision and a 26.5% provision, respectively. During the three and nine months ended September 30, 2020, the ETR from continuing operations was impacted by discrete items totaling $1.2 million of benefit, primarily related to a benefit resulting from an increase to the recognized deferred tax assets in the Company's U.S. and Malaysian subsidiaries. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2020 was a 44.3% provision and a 32.2% provision, respectively. The Company's ETR from continuing operations for the three and nine months ended September 30, 2019 was a 16.4% provision and a 27.8% provision, respectively. During the three and nine months ended September 30, 2019, the ETR from continuing operations was impacted by discrete items totaling $0.2 million of expense and $0.3 million of benefit, respectively. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2019 was a 15.8% provision and a 28.5% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the three and nine months ended September 30, 2020 and 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three and nine months ended September 30, 2020 was approximately $2.7 million and $4.2 million, respectively, or $0.03 and $0.05 on a per share basis. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2019 was approximately $6.5 million and $14.4 million, respectively, or $0.07 and $0.16 on a per share basis.

13. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $4.8 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, stock-based compensation expense was $12.4 million and $19.2 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the nine months ended September 30, 2020 and 2019 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Nine Months Ended September 30,
	2020			2019
Risk-free interest rate	0.11%	to	1.42%	1.72%	to	2.44%
Dividend yield	—%			—%
Expected life (years)	4.3	to	4.5	4.5
Volatility	38.8%	to	40.6%	41.0%	to	42.9%
Fair value at date of grant	$4.78	to	$5.95	$6.22	to	$7.35

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2020 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	596,537	$22.72			5,377,148	$17.51
Granted	—	—			896,875	16.75
Exercised	—	—			(129,463)	12.55
Forfeited	—	—			(173,680)	16.49
Expired	—	—			(138,742)	19.39
Outstanding at September 30, 2020	596,537	$22.72	$—	1.6	5,832,138	$17.49	$5.3	3.2

Exercisable at September 30, 2020	596,537	$22.72	$—	1.6	4,300,404	$17.92	$5.1	2.2

There was no unrecognized compensation expense related to SSARs at September 30, 2020. At September 30, 2020, unrecognized compensation expense related to stock options not yet exercisable of $5.6 million is expected to be recognized over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	2,261,114	$15.99
Granted	1,431,843	16.50
Vested (1)	(1,040,850)	16.29
Forfeited	(715,701)	16.22
Unvested at September 30, 2020	1,936,406	$16.16
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2020, $19.8 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	844,789	$15.90
Granted	322,178	16.14
Vested (1)	(184,405)	15.24
Forfeited	(61,589)	17.05
Unvested at September 30, 2020	920,973	$16.04
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2020, $3.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.3 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Earnings (loss) from continuing operations	$5.6	$25.4	$(26.7)	$28.6
Earnings from discontinued operations, net	—	—	3.7	—
Net earnings (loss)	$5.6	$25.4	$(23.0)	$28.6

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$0.28	$(0.29)	$0.31
Earnings from discontinued operations, net	—	—	0.04	—
Net earnings (loss)	$0.06	$0.28	$(0.25)	$0.31

Weighted-average shares outstanding	91,688,765	91,398,539	91,707,702	90,988,468

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.06	$0.27	$(0.29)	$0.31
Earnings from discontinued operations, net	—	—	0.04	—
Net earnings (loss)	$0.06	$0.27	$(0.25)	$0.31

Diluted weighted-average shares outstanding	92,473,318	93,859,446	91,707,702	92,655,874

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and nine months ended September 30, 2020, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,559,131 and 5,102,219, respectively. For the three and nine months ended September 30, 2019, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 2,064,121 and 4,118,639, respectively.

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

As previously disclosed, the Company is party to a representative action filed in the Superior Court of California, Los Angeles County under the Private Attorneys General Act, Consuelo Andrade, individually and on behalf of other similarly situated vs. Novacap LLC et al. (Case No. 20STCV21805). The complaint was filed on June 5, 2020 and, as amended, alleges that the Company incorrectly calculated overtime rate of pay, incorrectly paid overtime, and provided inaccurate wage statements, to certain non-exempt employees at the Company’s Valencia, California manufacturing facility in violation of California law. The action seeks penalties, attorneys' fees, and other relief. The Company intends to defend these claims vigorously. While the Company is unable to predict the ultimate outcome of this lawsuit, based on its current assessment of the facts underlying the complaint, the Company does not believe this matter will have a material adverse effect on its future financial condition, results of operations, or cash flows.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2020 and December 31, 2019.

16. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues:
Audio	$164.8	$193.7	$389.4	$492.7
Precision Devices	41.0	42.2	131.7	128.2
Total revenues	$205.8	$235.9	$521.1	$620.9

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$17.8	$39.1	$(0.5)	$72.1
Precision Devices	8.0	7.6	26.2	23.3
Total segments	25.8	46.7	25.7	95.4
Corporate expense / other	13.2	12.5	34.3	44.9
Interest expense, net	4.7	3.8	12.5	10.9
Earnings (loss) before income taxes and discontinued operations	7.9	30.4	(21.1)	39.6
Provision for income taxes	2.3	5.0	5.6	11.0
Earnings (loss) from continuing operations	$5.6	$25.4	$(26.7)	$28.6

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2020	December 31, 2019
Audio	$1,466.9	$1,487.6
Precision Devices	195.6	162.0
Corporate / eliminations	5.2	5.0
Total	$1,667.7	$1,654.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Asia	$151.7	$178.0	$368.3	$443.1
United States	28.8	32.2	86.8	97.3
Europe	23.1	22.2	59.8	71.1
Other Americas	1.3	1.9	2.8	4.6
Other	0.9	1.6	3.4	4.8
Total	$205.8	$235.9	$521.1	$620.9

Receivables, net from contracts with customers were $116.2 million and $152.8 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our total remaining performance obligations are immaterial.

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

We took various steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees. Such steps included, but were not limited to, significantly reducing employee travel; having office workers work remotely; suspending our share repurchase program; suspending annual wage increases; temporarily reducing salaries of employees, including the CEO and executive team; and reducing the cash compensation of our board of directors. Our facilities are currently operating with limited restrictions and the majority of our office workers have now returned to our facilities. In locations where public health protocols have accommodated returning to work at our facilities, we have implemented additional safety measures, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. During the third quarter of 2020, as our end markets began to show signs of recovery and we generated better than expected operating cash flow, we reinstated employee salaries including executive management salaries. We also restored the cash compensation for our board of directors and anticipate that we will resume the share repurchase program in the fourth quarter of 2020.

The situation related to COVID-19 continues to be complex and rapidly evolving. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results, but we currently expect that full year revenues, net income, and cash flow will be lower than 2019. During the first, second, and third quarters of 2020, we considered and determined that the only impact on our long-lived assets (including goodwill and intangible assets, property, plant, and equipment, and lease right-of-use assets) was the impairment charges discussed in Note 5. Impairments to our Consolidated Financial Statements. We concluded that it is not more likely than not that any of our other long-lived assets have carrying values exceeding their respective fair values. Our analysis considered, among other factors; the nature of our products and services as well as our position within our industry and our expectation that we will continue generating positive operating cash flows over the long-term. In addition, we have not experienced and do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories.

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

Results of Operations for the Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

	Three Months Ended September 30,
(in millions, except per share amounts)	2020	2019
Revenues	$205.8	$235.9

Gross profit	$75.2	$93.5
Non-GAAP gross profit	$75.6	$94.7

Earnings from continuing operations before interest and income taxes	$12.6	$34.2
Adjusted earnings from continuing operations before interest and income taxes	$28.8	$44.3

Provision for income taxes	$2.3	$5.0
Non-GAAP provision for income taxes	$3.7	$6.4

Earnings from continuing operations	$5.6	$25.4
Non-GAAP net earnings from continuing operations	$22.3	$35.8

Earnings per share from continuing operations - diluted	$0.06	$0.27
Non-GAAP diluted earnings per share from continuing operations	$0.24	$0.38

Revenues

Revenues for the third quarter of 2020 were $205.8 million, compared with $235.9 million for the third quarter of 2019, a decrease of $30.1 million or 12.8%. Audio revenues decreased $28.9 million, primarily due to the impacts of lower average pricing on mature products and lower shipping volumes related to the COVID-19 pandemic. The COVID-19 pandemic caused lower demand for our hearing health products and MEMS microphones in the mobile, ear, and IoT markets, partially offset by increased MEMS microphone shipments to a key North American OEM in connection with their launch of next generation handsets. PD revenues decreased $1.2 million, primarily from lower shipments to the medtech and defense markets, partially offset by higher shipments to the communication market. The medtech market is impacted by the COVID-19 pandemic as hospitals have reduced elective procedures, while defense markets have been impacted by projects being delayed.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2020 was $130.6 million, compared with $142.3 million for the third quarter of 2019, a decrease of $11.7 million or 8.2%. This decrease was primarily the result of product cost reductions and lower shipping volumes, partially offset by the reduced plant productivity and capacity utilization that we experienced within our hearing health manufacturing operations across Asia.

Restructuring Charges

During the third quarter of 2020, we recorded restructuring charges of $0.1 million within Operating expenses, primarily for actions associated with rationalizing the PD segment workforce.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2020 was $75.2 million, compared with $93.5 million for the third quarter of 2019, a decrease of $18.3 million or 19.6%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2020 was 36.5%, compared with 39.6% for the third quarter of 2019. The decreases were primarily due to lower average pricing on mature Audio products and lower shipping volumes. In addition, we experienced reduced plant productivity and capacity utilization within our hearing health manufacturing operations across Asia. Gross profit and margins benefited from product cost reductions.

Non-GAAP gross profit for the third quarter of 2020 was $75.6 million, compared with $94.7 million for the third quarter of 2019, a decrease of $19.1 million or 20.2%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2020 was 36.7%, compared with 40.1% for the third quarter of 2019. The decreases were primarily due to lower average pricing on mature Audio products and lower shipping volumes. In addition, we experienced reduced plant productivity and capacity utilization within our hearing health manufacturing operations across Asia. Non-GAAP gross profit and margins benefited from product cost reductions.

Research and Development Expenses

Research and development expenses for the third quarter of 2020 were $21.9 million, compared with $23.4 million for the third quarter of 2019, a decrease of $1.5 million or 6.4%. Research and development expenses as a percentage of revenues for the third quarter of 2020 and 2019 were 10.6% and 9.9%, respectively. The decrease in expenses was primarily driven by operating cost reductions in our Audio segment as a result of headcount reductions to optimize the workforce, partially offset by increased expense related to our acquisition of the ASIC Design Business. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2020 were $32.0 million, compared with $34.6 million for the third quarter of 2019, a decrease of $2.6 million or 7.5%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2020 and 2019 were 15.5% and 14.7%, respectively. The decrease in expenses was primarily driven by operating cost reduction efforts, which were implemented to minimize the negative impact of the COVID-19 pandemic. The cost reduction efforts included, but were not limited to, temporarily reducing salaries of employees, suspending annual wage increases, and significantly reducing employee travel. These decreases were partially offset by higher legal expenses related to protecting our intellectual property. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Impairment Charges

Impairment charges for the third quarter of 2020 were $7.6 million and relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 5. Impairments to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the third quarter of 2020 was $4.7 million, compared with $3.8 million for the third quarter of 2019, an increase of $0.9 million. The increase is primarily due to higher outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Other expense (income), net

Other expense for the third quarter of 2020 was $1.0 million, compared with income of $0.6 million for the third quarter of 2019, a change of $1.6 million. The change is primarily due to the net unfavorable impacts from foreign currency exchange rate changes in the third quarter of 2020.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2020 was a 29.1% provision, compared with a 16.4% provision for the third quarter of 2019. The ETR from continuing operations for the third quarter of 2020 was impacted by a net discrete benefit totaling $1.2 million, primarily related to a benefit resulting from an increase to the recognized deferred tax assets in our U.S. and Malaysian subsidiaries. The ETR from continuing operations for the third quarter of 2019 was impacted by net discrete expense totaling $0.2 million. Absent the discrete items, the ETR from continuing operations for the third quarter of 2020 and 2019 was a 44.3% provision and a 15.8% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the third quarter of 2020 and 2019.

The non-GAAP ETR from continuing operations for the third quarter of 2020 was a 14.2% provision, compared with a 15.2% provision for the third quarter of 2019. The non-GAAP ETR from continuing operations for the third quarter of 2020 was impacted by a net discrete benefit totaling $0.9 million, primarily related to a benefit resulting from an increase to the recognized deferred taxes in our Malaysian subsidiary. The non-GAAP ETR from continuing operations for the third quarter of 2019 was impacted by a net discrete benefit totaling $0.1 million. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2020 and 2019 was a 17.7% provision and a 15.4% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2020 was $5.6 million, compared with $25.4 million for the third quarter of 2019, a decrease of $19.8 million. As described above, the decrease is primarily due to lower gross profit and an increase in impairment charges, partially offset by the reductions in all other operating expenses and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the third quarter of 2020 was $12.6 million, compared with $34.2 million for the third quarter of 2019, a decrease of $21.6 million. As described above, the decrease was primarily due to lower gross profit and an increase in impairment charges, partially offset by the reductions in all other operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2020 was $28.8 million, compared with $44.3 million for the third quarter of 2019, a decrease of $15.5 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2020 was 14.0%, compared with 18.8% for the third quarter of 2019. As described above, the decreases were primarily due to lower non-GAAP gross profit, partially offset by a decrease in non-GAAP operating expenses.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.06 for the third quarter of 2020, compared with earnings of $0.27 per share for the third quarter of 2019, a decrease of $0.21. As described above, the decrease is primarily due to lower gross profit and an increase in impairment charges, partially offset by the reductions in all other operating expenses and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.24 for the third quarter of 2020, compared with earnings of $0.38 for the third quarter of 2019, a decrease of $0.14. As described above, the decrease is primarily due to lower non-GAAP gross profit, partially offset by the reductions in non-GAAP operating expenses and non-GAAP income tax expense.

Results of Operations for the Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019
Revenues	$521.1	$620.9

Gross profit	$179.2	$238.4
Non-GAAP gross profit	$182.9	$242.7

(Loss) earnings from continuing operations before interest and income taxes	$(8.6)	$50.5
Adjusted earnings from continuing operations before interest and income taxes	$34.9	$87.1

Provision for income taxes	$5.6	$11.0
Non-GAAP provision for income taxes	$3.6	$13.0

(Loss) earnings from continuing operations	$(26.7)	$28.6
Non-GAAP net earnings from continuing operations	$24.3	$68.3

(Loss) earnings per share from continuing operations - diluted	$(0.29)	$0.31
Non-GAAP diluted earnings per share from continuing operations	$0.26	$0.72

Revenues

Revenues for the nine months ended September 30, 2020 were $521.1 million, compared with $620.9 million for the nine months ended September 30, 2019, a decrease of $99.8 million or 16.1%. Audio revenues decreased $103.3 million due to lower shipping volumes related to the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $3.5 million primarily due to higher shipments to the defense, automotive, and communication markets, partially offset by decreases in the medtech market as hospitals have reduced elective procedures as a result of the COVID-19 pandemic.

Cost of Goods Sold

COGS for the nine months ended September 30, 2020 was $339.6 million, compared with $381.5 million for the nine months ended September 30, 2019, a decrease of $41.9 million or 11.0%. This decrease was primarily the result of lower shipping volumes in Audio and product cost reductions, partially offset by our reduced plant productivity and capacity utilization as a result of the disruptions related to the COVID-19 pandemic that we experienced within our manufacturing operations across Asia.

Restructuring Charges

During the nine months ended September 30, 2020, we restructured our Intelligent Audio product line, which is included within our Audio segment. This resulted in a reduction in workforce and the refocusing of certain research and development activities. As a result, we recorded restructuring charges of $1.5 million within Gross profit, primarily for fixed asset write-off costs directly associated with the product line. In addition, we recorded restructuring charges of $6.8 million within Operating expenses, primarily for rationalizing the research and development workforce and contract termination costs associated with the product line. We do not expect to incur additional restructuring costs related to this product line during the remainder of the fiscal year.

In addition, during the nine months ended September 30, 2020, we recorded restructuring charges of $0.8 million within Gross profit, primarily for actions to rationalize the remainder of the Audio segment workforce, as a direct result of the lower current demand we are experiencing from the COVID-19 pandemic for our remaining Audio products. We also recorded restructuring charges of $3.7 million within Operating expenses, primarily for actions associated with rationalizing the remaining Audio workforce. We do not expect to incur additional restructuring costs related to the remaining Audio segment workforce through the remainder of the fiscal year.

During the nine months ended September 30, 2019, we recorded restructuring charges of $1.0 million within Gross profit, primarily for actions associated with transferring certain operations of capacitors manufacturing to other existing facilities in order to further optimize operations in the PD segment. We also recorded restructuring charges of $3.8 million within Operating expenses, primarily for actions associated with rationalizing the Audio segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2020 was $179.2 million, compared with $238.4 million for the nine months ended September 30, 2019, a decrease of $59.2 million or 24.8%. Gross profit margin for the nine months ended September 30, 2020 was 34.4%, compared with 38.4% for the nine months ended September 30, 2019. The decreases were primarily due to lower shipping volumes and lower average pricing on mature products in the Audio segment. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. Gross profit and margins benefited from product cost reductions.

Non-GAAP gross profit for the nine months ended September 30, 2020 was $182.9 million, compared with $242.7 million for the nine months ended September 30, 2019, a decrease of $59.8 million or 24.6%. Non-GAAP gross profit margin for the nine months ended September 30, 2020 and 2019 was 35.1% and 39.1%, respectively. The decreases were primarily due to lower shipping volumes and lower average pricing on mature products in the Audio segment. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations across Asia, which negatively impacted plant productivity and capacity utilization in our Audio segment. Non-GAAP gross profit and margins benefited from product cost reductions.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 were $70.2 million, compared with $73.1 million for the nine months ended September 30, 2019, a decrease of $2.9 million or 4.0%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2020 and 2019 were 13.5% and 11.8%, respectively. The decrease in expenses was primarily driven by operating cost reductions in our Audio segment as a result of headcount reductions to optimize the workforce, partially offset by increased expense related to our acquisition of the ASIC Design Business. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2020 were $99.3 million, compared with $111.1 million for the nine months ended September 30, 2019, a decrease of $11.8 million or 10.6%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2020 and 2019 were 19.1% and 17.9%, respectively. The decrease in expenses was primarily driven by operating cost reduction efforts, which were implemented to minimize the negative impact of the COVID-19 pandemic. The cost reduction efforts included, but were not limited to, temporarily reducing salaries of employees, suspending annual wage increases, and significantly reducing employee travel. In addition, we incurred lower stock-based and incentive compensation as certain performance targets will not be met due to the impacts of the COVID-19 pandemic, partially offset by higher legal expenses related to protecting our intellectual property. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Impairment Charges

Impairment charges for the nine months ended September 30, 2020 were $7.6 million and relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 5. Impairments to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the nine months ended September 30, 2020 was $12.5 million, compared with $10.9 million for the nine months ended September 30, 2019, an increase of $1.6 million. The increase in interest expense is primarily due to higher outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Other expense (income), net

Other expense for the nine months ended September 30, 2020 was $0.2 million, compared with income of $0.1 million for the nine months ended September 30, 2019, a change of $0.3 million. The change is primarily due to the net unfavorable impacts from foreign currency exchange rate changes in 2020.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2020 was a 26.5% provision, compared with a 27.8% provision for the nine months ended September 30, 2019. The ETR from continuing operations for the nine months ended September 30, 2020 and 2019 was impacted by a net discrete benefit totaling $1.2 million and $0.3 million, respectively. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2020 and 2019 was a 32.2% provision and a 28.5% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the nine months ended September 30, 2020 and 2019.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2020 was a 12.9% provision, compared with a 16.0% provision for the nine months ended September 30, 2019. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2020 was impacted by a net discrete benefit totaling $1.4 million, primarily related to a change in the indefinite reinvestment assertion related to a portion of undistributed earnings of our Malaysian and Luxembourg subsidiaries and a benefit resulting from an increase to the Company's Malaysian subsidiary's deferred tax assets. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2019 was impacted by net discrete expense totaling $0.7 million, primarily related to a change in the Company's uncertain tax positions. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2020 was a 17.9% provision, compared to a 15.1% provision for the nine months ended September 30, 2019. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2020 was $26.7 million, compared with earnings of $28.6 million for the nine months ended September 30, 2019, a decrease of $55.3 million. As described above, the decrease is primarily due to lower gross profit and an increase in operating restructuring and impairment charges, partially offset by the reductions in all other operating expenses and income tax expense.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the nine months ended September 30, 2020 was $8.6 million, compared with earnings of $50.5 million for the nine months ended September 30, 2019, a decrease of $59.1 million. As described above, the decrease was primarily due to lower gross profit and an increase in operating restructuring and impairment charges, partially offset by the reductions in all other operating expenses.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2020 was $34.9 million, compared with $87.1 million for the nine months ended September 30, 2019, a decrease of $52.2 million. Adjusted EBIT margin for the nine months ended September 30, 2020 was 6.7%, compared with 14.0% for the nine months ended September 30, 2019. As described above, the decreases were primarily due to lower non-GAAP gross profit, partially offset by a decrease in non-GAAP operating expenses.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $3.7 million in the nine months ended September 30, 2020, compared with no impact for the nine months ended September 30, 2019. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was $0.29 for the nine months ended September 30, 2020, compared with earnings of $0.31 for the nine months ended September 30, 2019, a decrease of $0.60. As described above, the decrease is primarily due to lower gross profit and an increase in both restructuring and impairment charges, partially offset by the reductions in all other operating expenses and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.26 for the nine months ended September 30, 2020, compared with $0.72 for the nine months ended September 30, 2019, a decrease of $0.46. As described above, the decrease is primarily due to lower non-GAAP gross profit, partially offset by the reductions in non-GAAP operating expenses and non-GAAP income tax expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Gross profit	$75.2	$93.5	$179.2	$238.4
Stock-based compensation expense	0.4	0.4	1.3	1.2
Restructuring charges	—	0.1	2.3	1.0
Production transfer costs (2)	—	0.7	0.1	2.1
Non-GAAP gross profit	$75.6	$94.7	$182.9	$242.7

Earnings (loss) from continuing operations	$5.6	$25.4	$(26.7)	$28.6
Interest expense, net	4.7	3.8	12.5	10.9
Provision for income taxes	2.3	5.0	5.6	11.0
Earnings (loss) from continuing operations before interest and income taxes	12.6	34.2	(8.6)	50.5
Stock-based compensation expense	4.8	5.2	12.4	19.2
Intangibles amortization expense	3.3	1.8	9.8	5.3
Impairment charges	7.6	—	7.6	—
Restructuring charges	0.1	2.0	12.8	4.8
Production transfer costs (2)	—	0.7	0.1	2.1
Other (3)	0.4	0.4	0.8	5.2
Adjusted earnings from continuing operations before interest and income taxes	$28.8	$44.3	$34.9	$87.1

Interest expense, net	$4.7	$3.8	$12.5	$10.9
Interest expense, net non-GAAP reconciling adjustments (4)	1.9	1.7	5.5	5.1
Non-GAAP interest expense	$2.8	$2.1	$7.0	$5.8

Provision for income taxes	$2.3	$5.0	$5.6	$11.0
Income tax effects of non-GAAP reconciling adjustments (5)	1.4	1.4	(2.0)	2.0
Non-GAAP provision for income taxes	$3.7	$6.4	$3.6	$13.0

Earnings (loss) from continuing operations	$5.6	$25.4	$(26.7)	$28.6
Non-GAAP reconciling adjustments (6)	16.2	10.1	43.5	36.6
Interest expense, net non-GAAP reconciling adjustments (4)	1.9	1.7	5.5	5.1
Income tax effects of non-GAAP reconciling adjustments (5)	1.4	1.4	(2.0)	2.0
Non-GAAP net earnings from continuing operations	$22.3	$35.8	$24.3	$68.3

Diluted earnings (loss) per share from continuing operations	$0.06	$0.27	$(0.29)	$0.31
Earnings per share non-GAAP reconciling adjustment	0.18	0.11	0.55	0.41
Non-GAAP diluted earnings per share from continuing operations	$0.24	$0.38	$0.26	$0.72

Diluted average shares outstanding	92,473,318	93,859,446	91,707,702	92,655,874
Non-GAAP adjustment (7)	1,574,586	1,383,876	2,728,712	1,880,547
Non-GAAP diluted average shares outstanding (7)	94,047,904	95,243,322	94,436,414	94,536,421

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
(3)    In 2020, Other expenses represent the ongoing net lease cost (income) related to facilities not used in operations and expenses related to shareholder activism. In 2019, Other expenses represent expenses related to shareholder activism and the acquisition of DITF Interconnect Technology, Inc. ("DITF") by the PD segment.
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
(6)    The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings (loss) from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
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

Segment Results of Operations for the Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

The following is a summary of the results of operations of our two reportable segments: Audio and PD.

See Note 16. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings (loss) from continuing operations before interest and income taxes to our consolidated earnings (loss) from continuing operations.

Audio

	Three Months Ended September 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$164.8		$193.7

Earnings from continuing operations before interest and income taxes	$17.8	10.8%	$39.1	20.2%
Stock-based compensation expense	2.2		2.6
Intangibles amortization expense	2.7		1.2
Impairment charges	7.6		—
Restructuring charges	—		1.9
Other (1)	0.4		—
Adjusted earnings from continuing operations before interest and income taxes	$30.7	18.6%	$44.8	23.1%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.

Revenues

Revenues were $164.8 million for the third quarter of 2020, compared with $193.7 million for the third quarter of 2019, a decrease of $28.9 million or 14.9%. Revenues decreased primarily due to the impacts of lower average pricing on mature products and lower shipping volumes related to the COVID-19 pandemic. The COVID-19 pandemic caused lower demand for our hearing health, mobile, ear, and IoT products, partially offset by increased MEMS microphone shipments to a key North American OEM in connection with their launch of next generation handsets.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $17.8 million for the third quarter of 2020, compared with earnings of $39.1 million for the third quarter of 2019, a decrease of $21.3 million. The decrease was primarily driven by lower average pricing on mature products and impairment charges related to our Intelligent Audio product line. We also experienced reduced plant productivity and capacity utilization within our hearing health manufacturing operations across Asia. In addition, we incurred higher legal expenses related to protecting our intellectual property. EBIT benefited from reductions in both product and operating costs.

Adjusted EBIT was $30.7 million for the third quarter of 2020, compared with $44.8 million for the third quarter of 2019, a decrease of $14.1 million. Adjusted EBIT margin for the third quarter of 2020 was 18.6%, compared to 23.1% for the third quarter of 2019. The decrease was primarily driven by lower average pricing. We also experienced reduced plant productivity and capacity utilization within our hearing health manufacturing operations across Asia. In addition, we incurred higher legal expenses related to protecting our intellectual property. Adjusted EBIT benefited from reductions in both product and operating costs.

Precision Devices

	Three Months Ended September 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$41.0		$42.2

Earnings from continuing operations before interest and income taxes	$8.0	19.5%	$7.6	18.0%
Stock-based compensation expense	0.2		0.3
Intangibles amortization expense	0.6		0.6
Restructuring charges	0.1		0.1
Production transfer costs (1)	—		0.7
Adjusted earnings from continuing operations before interest and income taxes	$8.9	21.7%	$9.3	22.0%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $41.0 million for the third quarter of 2020, compared with $42.2 million for the third quarter of 2019, a decrease of $1.2 million or 2.8%. Revenues decreased primarily from lower shipments to the medtech and defense markets, partially offset by higher shipments to the communication market. The medtech market is impacted by the COVID-19 pandemic as hospitals have reduced elective procedures, while defense markets have been impacted by projects being delayed.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $8.0 million for the third quarter of 2020, compared with $7.6 million for the third quarter of 2019, an increase of $0.4 million. EBIT margin for the third quarter of 2020 was 19.5%, compared to 18.0% for the third quarter of 2019. The increases were primarily driven by benefits of productivity initiatives and lower production transfer costs, partially offset by higher raw material costs and lower shipments.

Adjusted EBIT was $8.9 million for the third quarter of 2020, compared with $9.3 million for the third quarter of 2019, a decrease of $0.4 million. Adjusted EBIT margin for the third quarter of 2020 was 21.7%, compared with 22.0% for the third quarter of 2019. The decreases were primarily driven by higher raw material costs and lower shipments, partially offset by the benefits of productivity initiatives.

Segment Results of Operations for the Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Audio

	Nine Months Ended September 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$389.4		$492.7

(Loss) earnings from continuing operations before interest and income taxes	$(0.5)	NM (1)	$72.1	14.6%
Stock-based compensation expense	8.4		10.2
Intangibles amortization expense	8.0		3.5
Impairment charges	7.6		—
Restructuring charges	11.0		3.8
Other (2)	0.4		—
Adjusted earnings from continuing operations before interest and income taxes	$34.9	9.0%	$89.6	18.2%

(1) Not meaningful.
(2) Other represents the ongoing net lease cost (income) related to facilities not used in operations.

Revenues

Revenues were $389.4 million for the nine months ended September 30, 2020, compared with $492.7 million for the nine months ended September 30, 2019, a decrease of $103.3 million or 21.0%. Revenues decreased primarily due to the impacts of the COVID-19 pandemic, which caused lower demand for hearing health products and MEMS microphones in the mobile, ear, and IoT markets. Audio revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss from continuing operations before interest and income taxes was $0.5 million for the nine months ended September 30, 2020, compared with earnings from continuing operations before interest and income taxes of $72.1 million for the nine months ended September 30, 2019, a decrease of $72.6 million. The decrease was primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products, higher legal expenses related to protecting our intellectual property, impairment charges, and increased restructuring charges, which were partially offset by benefits from reductions in both product and operating costs.

Adjusted EBIT was $34.9 million for the nine months ended September 30, 2020, compared with $89.6 million for the nine months ended September 30, 2019, a decrease of $54.7 million. Adjusted EBIT margin for the nine months ended September 30, 2020 was 9.0%, compared to 18.2% for the nine months ended September 30, 2019. The decrease was primarily driven by the impacts of the COVID-19 pandemic, which lowered demand for our Audio products and disrupted our manufacturing operations across Asia, reducing plant productivity and capacity utilization. In addition, we were also impacted by lower average pricing on mature products and higher legal expenses related to protecting our intellectual property, which were partially offset by benefits from reductions in both product and operating costs.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$131.7		$128.2

Earnings from continuing operations before interest and income taxes	$26.2	19.9%	$23.3	18.2%
Stock-based compensation expense	0.5		1.0
Intangibles amortization expense	1.8		1.8
Restructuring charges	0.1		0.8
Production transfer costs (1)	0.1		2.1
Other (2)	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$28.7	21.8%	$29.5	23.0%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) In 2019, Other represents expenses related to the acquisition of DITF.

Revenues

Revenues were $131.7 million for the nine months ended September 30, 2020, compared with $128.2 million for the nine months ended September 30, 2019, an increase of $3.5 million or 2.7%. Revenues increased primarily due to higher shipments to the defense, automotive, and communication markets, partially offset by decreases in the medtech market as hospitals have reduced elective procedures as a result of the COVID-19 pandemic.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $26.2 million for the nine months ended September 30, 2020, compared with $23.3 million for the nine months ended September 30, 2019, an increase of $2.9 million. EBIT margin for the nine months ended September 30, 2020 was 19.9%, compared to 18.2% for the nine months ended September 30, 2019. The increases were primarily driven by benefits of productivity initiatives, increased shipments, lower production transfer costs, and reduced restructuring charges, partially offset by factory overhead increases to support manufacturing capacity and higher raw material costs.

Adjusted EBIT was $28.7 million for the nine months ended September 30, 2020, compared with $29.5 million for the nine months ended September 30, 2019, a decrease of $0.8 million. Adjusted EBIT margin for the nine months ended September 30, 2020 was 21.8%, compared with 23.0% for the nine months ended September 30, 2019. The decreases were primarily driven by factory overhead increases to support manufacturing capacity and higher raw material costs, partially offset by the benefits of productivity initiatives and increased shipments.

Liquidity and Capital Resources

Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access to capital markets. We believe that our future cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures, strategic investments, and share repurchases. We have secured a revolving line of credit in the United States from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash above and beyond our cash on the balance sheet, the free cash flow generated by the business, and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2020, we repurchased 996,109 shares of common stock for a total of $15.0 million. In connection with the COVID-19 pandemic, we temporarily suspended share repurchases, but intend to resume the share repurchase program in the fourth quarter of 2020.

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. For additional information, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $139.1 million and $78.4 million at September 30, 2020 and December 31, 2019, respectively. Of these amounts, cash held by our non-U.S. operations totaled $61.5 million and $74.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash flows provided by (used in):
Operating activities	$52.6	$50.6
Investing activities	(20.3)	(44.0)
Financing activities	28.2	(10.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents	$60.7	$(3.8)

Operating Activities

Cash provided by operating activities in 2020 increased $2.0 million compared to 2019, primarily due to the favorable change in receivables, partially offset by the net loss during the nine months ended September 30, 2020. The change in receivables and net loss was primarily driven by lower revenues in the current year.

Investing Activities

The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion. The cash used in investing activities during 2019 was driven by capital expenditures to support our manufacturing capacity expansion and the acquisition of DITF.

In 2020, we expect capital expenditures to be in the range of 4.0% to 5.0% of revenues.

Financing Activities

Cash provided by financing activities during 2020 is primarily related to the net borrowings under our revolving credit facility of $50.0 million, partially offset by the $15.0 million of repurchases of common stock and the $6.1 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2019 is primarily related to the net payments under our revolving credit facility of $9.0 million and the $6.0 million payment of taxes related to net share settlement of equity awards, partially offset by the $7.3 million of proceeds received for option exercises.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2020	December 31, 2019
3.25% convertible senior notes	$163.0	$156.8
Revolving credit facility	50.0	—
Total	213.0	156.8
Less current maturities	—	—
Total long-term debt	$213.0	$156.8

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024; provided, that if all the Notes have not been repaid, refinanced, and/or converted to our common stock by August 2, 2021 (the "Springing Maturity Test Date"), then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date unless, from and after the Springing Maturity Test Date and for so long as the Notes have not been repaid, refinanced, and/or converted to our common stock, we do not maintain liquidity (as defined in the New Credit Agreement) for any period of three consecutive business days of $150.0 million or more.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and our total leverage ratio. Based upon our total leverage ratio, our borrowing rate could range from LIBOR + 1.50% to LIBOR + 2.50%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%. At September 30, 2020, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of our exposure to market risk as of December 31, 2019, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. In connection with the COVID-19 pandemic, the Company temporarily suspended share repurchases, but intends to resume the share repurchase program in the fourth quarter of 2020.

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2020. As of September 30, 2020, the remaining amount authorized for share repurchases was $85.0 million.

Item 6. Exhibits

10.1
Credit Agreement, dated as of September 4, 2020, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 8, 2020 (SEC file No. 001-36102))

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 29, 2020	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)