Form 10-K
period 2020-12-31
Knowles Corp
filed 2021-02-10
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2020 was approximately $1,380,000,000. The number of outstanding shares of the registrant’s common stock as of February 8, 2021 was 91,726,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with our unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 7,000 employees at facilities located in 13 countries around the world.

Our Strategy

The Company is focused on investing in high value solutions to diversify its revenue and increase exposure to high-growth markets.

In our Audio segment, our primary focus is to position the Company to benefit from the positive trends across consumer devices. With products ranging from mobile phones to headsets, and from smart speakers to household appliances, improved audio quality and voice-powered interactions have emerged as critical and necessary features. Across mobile, ear, and IoT markets, consumers want better audio performance and to engage with technology through natural, spoken commands, and original equipment manufacturers (“OEMs") are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones, balanced armature speakers, and digital signal processing place us in a competitive position to enhance audio performance and enable voice input.

Our focus on strategically positioning the business to support favorable trends in audio includes significant investments in MEMS microphones and balanced armature speakers to maintain our leadership positions and optimize our manufacturing footprint across our business units. We also divested our low-margin speaker and receiver product line for handsets ("Speaker and Receiver Product Line") in 2016 to focus on higher-value solutions for end markets exhibiting greater unit growth.

In our Precision Devices segment, we continue to focus on sales growth and improved operating margins through both organic initiatives and acquisitions. In 2017, we reshaped our portfolio by divesting our timing device business ("Timing Device Business") to increase our focus on growth platforms in Precision Devices where we have strong market positions and attractive margin profiles, including telecom, medtech, defense, electric vehicle, and industrial applications.

Our Business Segments

Our reportable segments are as follows:

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•Precision Devices ("PD") Segment
Our PD group specializes in the design and delivery of high performance capacitors and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, electric vehicle, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to OEMs and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

Market Trends

In our Audio segment, voice has been embraced as a primary user interface across consumer electronic devices. Voice assistants are proliferating throughout a variety of applications from mobile phones to headsets, and from smart speakers to household appliances. Across mobile, ear, and IoT markets, consumers want to engage with technology through natural, spoken commands, and OEMs are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones, balanced armature speakers, and digital signal processing place us in a competitive position to enhance audio performance and enable voice input.

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

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Key competitors include:

•Audio - AAC Technologies, Goertek, Infineon, and Sonion; and
•PD - Kyocera Corporation, Yageo Corporation, and Murata.

In the Audio segment, our investments in research and development enable us to continually introduce new products with better features and performance. Our customers are adopting these higher value microphones to improve the overall audio performance of their devices which in turn improves the end user experience. Typically our new products have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products trend lower, as is typical in the consumer electronics market.

For products that were introduced more than 18 months ago, we strive to offset anticipated price erosion through bill of material cost reductions, yield improvements, equipment efficiency, and movement to lower-cost manufacturing locations.

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors for a diverse set of end markets including telecom, defense, medtech, and industrial.

Customers, Sales, and Distribution

We serve customers in the mobile consumer electronics, industrial, defense, electric vehicle, medtech, and telecommunications markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global mobile phone manufacturers, hearing aid manufacturers, and many of the largest global EMS companies, particularly in China.

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2020	2019	2018
Apple Inc.	23%	22%	19%

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

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2021 through 2039. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2021, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

Seasonality

In general, our businesses tend to have higher revenues in the third and fourth quarters of each fiscal year. This is particularly true of those businesses that serve the consumer electronics market. Our businesses tend to have short product cycles and the timing of new OEM product launches can impact quarterly revenues, earnings, and cash flow.

Human Capital Management

As of December 31, 2020, Knowles had approximately 7,000 employees at facilities located in 13 countries around the world. Approximately 84% of our employees are located in Asia and approximately 70% of our employees identify as female. We believe our success is dependent upon attracting, developing, and retaining high performing employees at all levels of the organization. An important component of achieving this goal is fostering a workplace environment that embraces diversity and inclusion. Our Chief Human Resources Officer is responsible for developing and executing on our human capital strategy, with oversight by the Compensation Committee of our Board of Directors. Key initiatives of the Company with respect to human capital management include:

Recruitment, Training, and Development

We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, strategic partnerships with universities and industry organizations, and a robust employee referral program. We invest in the ongoing training and development of our employees by offering tuition and continuous education reimbursement, leveraging an e-learning platform, and implementing formal mentorship programs. Our Chief Human Resources Officer annually reviews with the Board of Directors our overall talent management strategy and progress.

Commitment To Diversity, Inclusion, and Equality

We believe our diverse teams, with their unique ideas, thoughts, and perspectives, form the building blocks for our culture of innovation at Knowles. We strive to create and maintain a workplace environment that embraces the diversity of thoughts, ideas, beliefs, and experiences, brought by our team members. We recognize that nurturing an inclusive workplace enables us to attract, develop, and retain our team members regardless of their race, color, gender identity, language, national origin, religion, orientation, or age. As part of our diversity and inclusion strategy, during fiscal year 2020, we launched implicit bias training for our U.S. employees and created a Diversity and Inclusion Council. The Diversity and Inclusion Council is comprised of employees from various areas of the Company along with members of senior management who serve as executive sponsors. The Council is tasked with advising the management team on concrete initiatives we can undertake as an organization to strengthen diversity and inclusion at the Company.

Knowles is also committed to the advancement of women in the workplace and gender diversity in engineering careers. We endeavor to be known as an Employer of Choice for Women in Engineering and have implemented programs with the goal of increasing the representation of women in the engineering community. For example, we have partnered with the University of Illinois at Chicago ("UIC") as a sponsor of their Women in Engineering Summer Program. We have also supported UIC's women engineering students with programs such as academic scholarships, summer internship programs, mentorship programs, and full-time employment opportunities. Our goal is to build a pipeline of multi-generational talent and accelerate the development of women engineers into advanced technical and leadership positions at Knowles. Additionally, we are focused on increasing the representation of women in leadership roles at Knowles.

Providing a Competitive Total Rewards Program

To be able to attract and retain the best employees, Knowles provides a competitive total rewards program that incorporates our pay for performance philosophy. Our total rewards program includes market-competitive base pay, broad-based short-term and long-term incentive plans, healthcare benefits, retirement plans, paid time off, family leave, and employee assistance programs.

Fostering a Safe Work Environment

We believe it is important to provide a healthy and safe workplace for our employees. We maintain an Environmental, Health, and Safety Policy that reflects our goals to not only reduce our carbon footprint, but to ensure the health, safety, and welfare of our employees. We provide environmental, health, and safety training and instruction at all levels within the Company. In addition, throughout the COVID-19 pandemic, we have adopted enhanced safety measures and practices across all of our facilities, including adopting social distancing measures (such as limiting or reducing the number of workers at our sites), enacting enhanced cleaning measures, and providing workers with personal protection equipment.

Other Information

Knowles was incorporated in Delaware on June 12, 2013 and was spun-off from Dover Corporation in 2014 (the "Separation"). The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

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

Risks Related to the COVID-19 Pandemic

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

The effects on our operations due to the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19's spread have negatively impacted our operations and financial results and future impacts are uncertain and difficult to predict, but may include:

◦The effects of the COVID-19 pandemic on our business may extend well beyond the current health crisis and immediate related governmental action. Disruptions resulting from COVID-19 have caused some of our customers to take cost-cutting actions. As a result, we are experiencing lower demand for products, customer requests for potential payment deferrals, pricing concessions, delays of deliveries, and other contract modifications. In addition, shifts in consumer spending and market downturns due to pandemic fears and the measures taken to contain its spread have negatively impacted demand for our products, primarily in our Audio segment, and may continue to have a significant negative impact to our markets.

◦We may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. For example, we experienced a temporary reduction of our manufacturing and operating capacity in China, Malaysia, and the Philippines as a result of government-mandated actions to control the spread of COVID-19. While those restrictions have been lifted, they may be reinstated as the pandemic continues to evolve. In addition, our U.S. facilities have been designated as an essential business in jurisdictions where facility closures have been mandated, but we can give no assurance that this will not change in the future or that our business will continue to be classified as essential in each of the U.S. jurisdictions in which we operate.
◦To date we have not experienced significant disruption to our supply chain. However, if our suppliers' operations were to be impacted, we may need to seek alternative suppliers, which may result in higher supply chain costs to us, supplies not being available, or delays in shipments to us and subsequently to our customers.
◦We have experienced increased costs resulting from efforts to mitigate the impact of COVID-19 through social distancing measures (such as limiting or reducing the number of workers at our sites), as well as incremental costs associated with enhanced cleaning measures and providing workers with personal protection equipment.
◦The Company believes that our future cash flow from operations and access to capital markets will provide adequate resources to fund our future working capital needs, capital expenditures, and strategic investments. However, the uncertainty regarding the duration and severity of the COVID-19 pandemic, including the effect on our product markets, pose heightened risks to our liquidity.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed herein. The ultimate impact on our business and results of operations depends on the severity and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Risks Related To Our Business

Our largest segment, Audio, derives a significant portion of its revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our Audio segment accounted for 77% of our consolidated revenues for fiscal 2020. Our Audio segment derives a significant portion of revenues from a small number of OEM customers. For 2020, Audio top five customers accounted for approximately 52% of Audio’s revenues. For the year ended December 31, 2020, Apple Inc. accounted for approximately 29% of Audio’s revenues and 23% of consolidated company revenues. The mobile handset industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of Audio’s top customers or a reduction in the purchases of Audio’s products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, our Audio segment’s revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

We derive the majority of our Audio revenues from MEMS microphones and a significant reduction in our sales of MEMS microphones could significantly reduce our revenues and adversely impact our operating results.

Within our Audio segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMS microphones accounted for approximately 59% of our consolidated revenues for fiscal 2020. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our Audio revenues to substantially decline, which may have a material adverse effect on our operating results.

We depend on the mobile handset market for a significant portion of our revenues, and any downturn or slower than expected growth in this market could significantly reduce our revenues and adversely impact our operating results.

The mobile handset market accounted for approximately 28% of our consolidated revenues for fiscal 2020. While other markets such as mobile headsets, wearables, and IoT are gaining in significance, we expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. Moreover, the mobile handset market may not continue to grow at the rate experienced in recent years or may decline for reasons outside of our control including competition among market participants, market saturation, and global economic conditions. The mobile handset market has experienced and may experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Given that the strength of the mobile handset market is a primary driver of revenues for our Audio segment, any downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in China and other geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies, the products and services of our customers or licensees, particularly OEM handset manufacturers, the solvency of key suppliers, failures by counterparties, and negative effects on mobile handset inventories. In addition, our customers’ ability to purchase or pay for our products and services and their customers’ ability to upgrade their mobile handsets could be adversely affected by economic conditions, leading to a reduction, cancellation, or delay of orders for our products or services.

If we are unable to offset erosion of average selling prices in our Audio segment our gross margins may be adversely affected.

Like most technology sectors, the mobile handset industry has traditionally experienced an erosion of average selling prices due to a number of factors, including intense competition, component pricing trends, changes in demand mix, excess inventories, and rapid obsolescence resulting from technology advances. Within our Audio segment, while average selling prices vary significantly on a product to product basis, we have traditionally been successful with largely offsetting price erosion by shifting our product mix to new, higher end or higher performance microphones and gradually shifting customers from analog microphones to higher value digital microphones. To offset average selling price erosion, we must either continue to be successful with these initiatives or increase our selling prices. If we are unable to offset average selling price erosion, the average selling prices of our products may decrease and our future operating results may be materially adversely affected.

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

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2020, the balance of our goodwill, other intangible assets, and long-lived assets was $1.2 billion and the total market value of the Company’s outstanding shares was $1.7 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

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

Risks Related to Our Industry

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

A significant portion of our consolidated revenues are derived from acoustic components and audio solutions that are required to go through extensive customer qualification processes before being selected by customers for inclusion in their end products. In order to meet the product launch schedules of our top customers, we may invest capital and devote substantial resources, including design, engineering, sales, marketing, and programming efforts, based on non-binding forecasts provided by these customers, without any assurance that our products will be designed into a customer’s product or qualified by the customer. In such cases, if our product is not designed into or qualified by the customer, we may not recover or realize any return on the capital that we invested and our operating results may be materially adversely affected.

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

Risks Related to Operating a Global Business

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

Many of our manufacturing operations, research and development operations, vendors, and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations, our results of operations and financial condition could be negatively impacted. These risks include:

o	labor unrest and strikes, particularly in Asia, where the majority of our manufacturing operations are located;
o	earthquakes, floods, and other natural disasters, pandemics (such as the coronavirus), or catastrophic events, particularly in Asia, where the majority of our manufacturing operations and suppliers are located;
o	acts of terrorism or armed conflicts;
o	political or economic instability;
o	government embargoes, trade restrictions, and import and export controls; and
o	transportation delays and interruptions.

Global economic conditions and changes in U.S. and international trade policy could materially adversely impact our business, results of operations, and financial position.

In the past, the Company's business and operating results have been adversely affected by these global economic conditions and remain vulnerable to future adverse impacts. Any prolonged economic deceleration in China may have a material adverse effect on our sales to customers in China, our operating results, and our financial condition.

We face uncertainty with respect to U.S. trade policy, due to the change in the U.S. presidential administration. The prior administration had taken certain actions and demonstrated its intent to alter its approach to international trade policy using many tactics at its disposal including the renegotiation, termination or threatened termination, or renegotiation of certain existing bilateral or multi-lateral trade agreements and treaties with, the imposition of tariffs on a wide range of products and other goods manufactured in, China, countries in Europe, and other countries and the imposition of sanctions on countries and companies that it had concluded were directly or indirectly avoiding United States’ trade sanctions or acting contrary to U.S. national security. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China, or other countries, such as the tariffs and sanctions would present particular risks for us that could adversely impact our results of operations and financial condition. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

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

For example, on May 16, 2019, the U.S. Department of Commerce published a final rule in the Federal Register that amended the Export Administration Regulations by adding Huawei Technologies Co., Ltd. ("Huawei") and 68 of its affiliates to the “Entity List” for actions contrary to the national security or foreign policy interests of the U.S. This rule imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S.-regulated products, software, and technology to the designated Huawei entities. To date, this action has not had a material impact on our results of operations. However, if new or different restrictions are placed on sales of our products to our existing or potential customers, this could adversely affect our business and results of operations in the future.

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

Fluctuations in commodity prices and foreign currency rates could have a material adverse effect on our operating results and financial condition.

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

In addition, we conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the Chinese renminbi (yuan), and the Philippine peso, in any period or periods, could have a material adverse effect on our business and our operating results due to a number of factors, including, among others:

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

While we have entered and may in the future enter into derivative financial instruments in an effort to hedge our foreign currency exposure, we remain exposed to the economic risks of foreign currency fluctuations. See the “Risk Management” section of Item 7 for additional discussion of commodity price and foreign currency risks.

Risks Related to Intellectual Property and Cybersecurity

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

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex data privacy environment. We are subject to many data privacy, data protection, and data breach notification laws and regulations in the United States and around the world. While we have taken measures to assess the requirements of, and to comply with data privacy legislation, there is the potential for fines and penalties, litigation, and reputational harm in the event of a data breach.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2020, our closing stock price ranged from a high of $22.05 per share to a low of $11.52 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

We are currently pursuing the sublease of our vacated leased facility in Mountain View, California. We believe that the owned and leased facilities we utilize are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of contingencies related to legal proceedings, see Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Except as otherwise noted above, there have been no material developments in legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 10, 2021.

Name	Age	Position

Jeffrey S. Niew	54	President & Chief Executive Officer

John S. Anderson	57	Senior Vice President & Chief Financial Officer

Raymond D. Cabrera	54	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	53	Senior Vice President & Chief Operating Officer

Robert J. Perna	57	Senior Vice President, General Counsel & Secretary

Air A. Bastarrica, Jr.	41	Vice President, Controller

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

Robert J. Perna has served as Senior Vice President, General Counsel & Secretary since May 2019. Prior to joining Knowles, Mr. Perna served as Senior Vice President and Chief Legal Officer of The AZEK Company, a manufacturer of commercial and residential building products (November 2018 to April 2019) and as Senior Vice President, General Counsel and Secretary of Rockwell Collins, Inc., a leading producer of cabin interior, communications and aviation systems for the aerospace and defense industry (January 2014 to November 2018). In addition, he served as Vice President, General Counsel and Secretary at A. M. Castle & Co., a specialty metals and plastics distributor and value-added processor (November 2008 to January 2014) and held various in-house legal positions at CNH Global, Navistar International and GE Capital Rail Services.

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

Holders

The number of holders of record of our common stock as of February 8, 2021 was approximately 867.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. In connection with the COVID-19 pandemic, the Company temporarily suspended share repurchases, but resumed the share repurchase program in the fourth quarter of 2020.

Below is a summary of share repurchases for the three months ended December 31, 2020:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2020	82,254	$14.95	82,254	$83.8

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

# Comparison of Cumulative Total Return*

$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Knowles Corp.
PHLX / Semiconductor
S&P Small Cap 600

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2015 in Knowles Corporation common stock, the PHLX / Semiconductor Sector Index, and the S&P Small Cap 600 Index.

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

	Years Ended December 31,
Statement of Earnings Data (1) (in millions, except share and per share amounts)	2020	2019	2018	2017	2016
Revenues	$764.3	$854.8	$826.9	$744.2	$755.7
Gross profit	271.2	328.0	322.6	286.0	295.7
Interest expense, net (2)	16.4	14.5	16.0	20.6	20.4
Provision for (benefit from) income taxes	8.4	16.6	(4.5)	12.9	8.3
Earnings from continuing operations	$2.9	$49.7	$65.6	$6.5	$19.8

Basic earnings per share from continuing operations	$0.03	$0.55	$0.73	$0.07	$0.22
Diluted earnings per share from continuing operations	$0.03	$0.53	$0.72	$0.07	$0.22
Basic shares outstanding	91,701,004	91,156,124	90,050,051	89,329,794	88,667,098
Diluted shares outstanding	92,883,138	93,439,023	91,194,747	90,490,007	89,182,967

	As of December 31,
Balance Sheet Data (in millions)	2020	2019	2018	2017	2016
Total assets	$1,654.9	$1,654.6	$1,547.9	$1,549.8	$1,515.0
Total third party debt and finance lease obligations (2)(3)	$173.2	$166.1	$170.6	$207.4	$313.8
	Years Ended December 31,
Other Data (1) (in millions)	2020	2019	2018	2017	2016
EBIT (4)	$27.7	$80.8	$77.1	$40.0	$48.5
Depreciation and amortization	$60.6	$54.4	$52.4	$53.8	$69.0
Capital expenditures	$31.9	$41.2	$80.1	$49.5	$32.2

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

(2)    On January 27, 2014, we entered into a $200.0 million five-year senior secured revolving credit facility with a group of lenders, as well as a $300.0 million five-year senior secured term loan facility pursuant to a Credit Agreement (the "Original Credit Agreement"). On December 31, 2014, we amended the Original Credit Agreement to increase the amount of the revolving credit facility to $350.0 million. On February 9, 2016, the Company entered into a third amendment to its Original Credit Agreement in connection with the Company’s decision to sell the Speaker and Receiver Product Line, which included a permanent reduction of the aggregate revolving commitment from $350.0 million to $300.0 million. On October 11, 2017, the Company entered into a Revolving Credit Facility Agreement (the "Prior Credit Facility"), which consisted of a $400.0 million senior secured revolving credit facility. On September 4, 2020, the Company entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement is being used for working capital and other general corporate purposes of the Company, including refinancing of indebtedness under the Company’s Prior Credit Facility. The New Credit Agreement contains a senior secured revolving credit facility providing for borrowings in an aggregate principal amount of up to $400.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" section for additional information related to our debt.

(3)    Also includes current portion of long-term debt and finance lease obligations.

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

Our Business

We are a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. We use our leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Our Business Segments

We are organized into two reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with Accounting Standards Codification ("ASC") 280 - Segment Reporting and are comprised of (i) Audio and (ii) Precision Devices ("PD"). The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies.

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, ear, and IoT markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, electric vehicle, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

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

We took various steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees. Such steps included, but were not limited to, significantly reducing employee travel; having office workers work remotely; suspending our share repurchase program; suspending annual wage increases; temporarily reducing salaries of employees, including the CEO and executive team; and reducing the cash compensation of our board of directors. Most restrictions have been lifted at our facilities and the majority of our office workers have now returned to working on-site. In locations where public health protocols have accommodated returning to work at our facilities, we have implemented additional safety measures, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. During the third quarter of 2020, as our end markets began to show signs of recovery and we generated better than expected operating cash flow, we reinstated employee salaries including executive management salaries. We also restored the cash compensation for our board of directors and resumed the share repurchase program in the fourth quarter of 2020.

The situation related to COVID-19 continues to be complex and rapidly evolving. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results. During the year ended December 31, 2020, we considered and determined that the only impact on our long-lived assets (including goodwill and intangible assets, property, plant, and equipment, and lease right-of-use assets) was the impairment charges discussed in Note 4. Impairments to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” We concluded that it is not more likely than not that any of our other long-lived assets have carrying values exceeding their respective fair values. Our analysis considered, among other factors; the nature of our products and services as well as our position within our industry and our expectation that we will continue generating positive operating cash flows over the long-term. In addition, we have not experienced and do not anticipate a material impact to the realizability of current assets, such as accounts receivable or inventories.

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

Recent Developments

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

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 12, 2020 and is incorporated by reference herein.

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

Results of Operations for the Year Ended December 31, 2020 compared with the Year Ended December 31, 2019

	Years Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Revenues	$764.3	$854.8	$826.9

Gross profit	$271.2	$328.0	$322.6
Non-GAAP gross profit	$275.4	$333.6	$327.0

Earnings from continuing operations before interest and income taxes	$27.7	$80.8	$77.1
Adjusted earnings from continuing operations before interest and income taxes	$79.3	$126.9	$117.2

Provision for (benefit from) income taxes	$8.4	$16.6	$(4.5)
Non-GAAP provision for income taxes	$7.1	$17.6	$13.0

Earnings from continuing operations	$2.9	$49.7	$65.6
Non-GAAP net earnings from continuing operations	$63.2	$101.6	$94.5

Earnings per share from continuing operations - diluted	$0.03	$0.53	$0.72
Non-GAAP diluted earnings per share from continuing operations	$0.67	$1.07	$1.01

Revenues

Revenues for the year ended December 31, 2020 were $764.3 million, compared with $854.8 million for the year ended December 31, 2019, a decrease of $90.5 million or 10.6%. Audio revenues decreased $91.6 million primarily due to lower shipping volumes related to the COVID-19 pandemic during the first half of 2020, which caused lower demand for hearing health products and MEMS microphones ("MEMS") in the ear and IoT markets. Audio revenues were also impacted by lower average pricing on mature products, partially offset by increased demand for MEMS in the computing markets, driven by work-from-home and remote-learning trends. PD revenues had an increase of $1.1 million primarily due to higher demand from the electric vehicle, industrial, and defense markets, partially offset by decreases in the medtech market as hospitals have reduced elective procedures as a result of the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2020 was $490.8 million, compared with $525.1 million for the year ended December 31, 2019, a decrease of $34.3 million or 6.5%. This decrease was primarily the result of product cost reductions and lower shipping volumes in Audio, partially offset by reduced plant productivity as a result of the disruptions related to the COVID-19 pandemic that we experienced within our manufacturing operations.

Restructuring Charges

We undertake restructuring programs from time to time to better align our operations with current market conditions. Such activities include facility consolidations, headcount reductions, and other measures to further optimize operations. We may have restructuring charges in the future as we continuously evaluate our operational footprint. Details regarding restructuring programs undertaken during the reporting period are as follows:

During the year ended December 31, 2020, we restructured our Intelligent Audio product line, which is included in our Audio segment. This resulted in a reduction in workforce and the refocusing of certain research and development activities. As a result, we recorded restructuring charges of $1.5 million within Gross Profit, primarily for fixed asset write-off costs directly associated with the product line. In addition, we recorded restructuring charges of $6.8 million within Operating expenses, primarily for rationalizing the research and development workforce and contract termination costs associated with the product line.

In addition, during the year ended December 31, 2020, we recorded restructuring charges of $0.8 million within Gross profit, primarily for actions to rationalize the remainder of the Audio segment workforce, as a direct result of the lower demand we experienced from the COVID-19 pandemic for our remaining Audio products. We also recorded restructuring charges of $3.2 million within Operating expenses, primarily for actions associated with rationalizing the remaining Audio workforce.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2020 was $271.2 million, compared with $328.0 million for the year ended December 31, 2019, a decrease of $56.8 million or 17.3%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2020 was 35.5%, compared with 38.4% for the year ended December 31, 2019. The decreases were primarily due to lower average pricing on mature products and lower shipping volumes in the Audio segment. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations, which negatively impacted plant productivity. Gross profit and margins benefited from product cost reductions.

Non-GAAP gross profit for the year ended December 31, 2020 was $275.4 million, compared with $333.6 million for the year ended December 31, 2019, a decrease of $58.2 million or 17.4%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2020 was 36.0%, as compared with 39.0% for the year ended December 31, 2019. The decreases were primarily due to lower average pricing on mature products and lower shipping volumes in the Audio segment. In addition, we experienced disruptions due to the COVID-19 pandemic within our manufacturing operations, which negatively impacted plant productivity, partially offset by the benefits of product cost reductions.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2020 and 2019 were $92.9 million and $96.8 million, respectively, a decrease of $3.9 million or 4.0%. Research and development expenses as a percentage of revenues for the years ended December 31, 2020 and 2019 were 12.2% and 11.3%, respectively. The decrease in expenses was primarily driven by operating cost reductions in our Audio segment as a result of headcount reductions to optimize the workforce, partially offset by increased expense related to our acquisition of the ASIC Design Business. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2020 were $131.5 million, compared with $145.7 million for the year ended December 31, 2019, a decrease of $14.2 million or 9.7%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2020 were 17.2%, compared with 17.0% for the year ended December 31, 2019. The decrease in expenses was primarily driven by operating cost reduction efforts, which were implemented to minimize the negative impact of the COVID-19 pandemic. The cost reduction efforts included, but were not limited to, temporarily reducing salaries of employees, suspending annual wage increases, and significantly reducing employee travel. In addition, we incurred lower stock-based compensation as certain performance targets will not be met due to the impacts of the COVID-19 pandemic, partially offset by higher legal expenses related to protecting our intellectual property. The increase in expenses as a percentage of revenues was due to the decrease in our revenues.

Impairment Charges

Impairment charges for the year ended December 31, 2020 were $7.6 million and relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 4. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Interest Expense, net

Interest expense, net for the year ended December 31, 2020 was $16.4 million, compared with $14.5 million for the year ended December 31, 2019, an increase of $1.9 million or 13.1%. The increase in interest expense is primarily due to higher average outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Other expense, net

Other expense for the year ended December 31, 2020 was $1.5 million, compared with expense of $0.4 million for the year ended December 31, 2019, a change of $1.1 million. The change is primarily due to the net unfavorable impacts from foreign currency exchange rate changes in 2020.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2020 was a 74.3% provision, compared with a 25.0% provision for the year ended December 31, 2019. The change in the ETR was primarily due to the mix of earnings and losses by taxing jurisdictions.

The ETR for the years ended December 31, 2020 and 2019 was favorably impacted by two tax holidays granted to us by Malaysia. For additional information on these tax holidays, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

The non-GAAP ETR for the year ended December 31, 2020 was a 10.1% provision, compared with a 14.8% provision for the year ended December 31, 2019. The decrease in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions and a one-time tax benefit related to new regulations released in 2020 applicable to the filing of the 2019 U.S. tax return.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy. Unless extended or renegotiated, our existing significant tax holiday in Malaysia will expire on December 31, 2021. The U.S. operations were in a cumulative loss position as of December 31, 2020 and 2019. Based on this, and other relevant information, the Company concluded that tax losses and deferred tax assets would not be benefited in the U.S.

Earnings from Continuing Operations

Earnings from continuing operations for the year ended December 31, 2020 was $2.9 million, compared with $49.7 million for the year ended December 31, 2019, a decrease of $46.8 million. As described above, the decrease is primarily due to lower gross profit and an increase in impairment and operating restructuring charges, partially offset by the reductions in all other operating expenses and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the year ended December 31, 2020 was $27.7 million, compared with $80.8 million for the year ended December 31, 2019, a decrease of $53.1 million or 65.7%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2020 was 3.6%, as compared with 9.5% for the year ended December 31, 2019. The decreases in EBIT and EBIT margin were primarily due to lower gross profit and an increase in impairment and operating restructuring charges, partially offset by the reductions in all other operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2020 was $79.3 million, compared with $126.9 million for the year ended December 31, 2019, a decrease of $47.6 million or 37.5%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2020 was 10.4%, as compared with 14.8% for the year ended December 31, 2019. The decreases in Adjusted EBIT and Adjusted EBIT margin were primarily due to lower non-GAAP gross profit, partially offset by a decrease in non-GAAP operating expenses.

Earnings (Loss) from Discontinued Operations, net

Earnings from discontinued operations was $3.7 million for the year ended December 31, 2020, compared with a loss of $0.6 million for the year ended December 31, 2019. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.03 for the year ended December 31, 2020, compared with $0.53 for the year ended December 31, 2019. As described above, the decrease is primarily due to lower gross profit and an increase in both impairment and restructuring charges, partially offset by the reductions in all other operating expenses and income tax expense.

Non-GAAP diluted earnings per share from continuing operations for the year ended December 31, 2020 was $0.67, compared with $1.07 for the year ended December 31, 2019. As described above, the decrease is primarily due to lower non-GAAP gross profit, partially offset by the reductions in non-GAAP operating expenses and non-GAAP income tax expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except share and per share amounts)	2020	2019	2018
Gross profit	$271.2	$328.0	$322.6
Stock-based compensation expense	1.7	1.6	1.6
Restructuring charges	2.3	1.7	0.4
Production transfer costs (2)	0.2	2.3	2.2
Other (3)	—	—	0.2
Non-GAAP gross profit	$275.4	$333.6	$327.0

Earnings from continuing operations	$2.9	$49.7	$65.6
Interest expense, net	16.4	14.5	16.0
Provision for (benefit from) income taxes	8.4	16.6	(4.5)
Earnings from continuing operations before interest and income taxes	27.7	80.8	77.1
Stock-based compensation expense	17.3	25.2	27.0
Intangibles amortization expense	13.0	7.0	6.5
Impairment charges	7.6	—	—
Restructuring charges	12.3	6.0	2.1
Production transfer costs (2)	0.2	2.3	2.6
Other (3)	1.2	5.6	1.9
Adjusted earnings from continuing operations before interest and income taxes	$79.3	$126.9	$117.2

Interest expense, net	$16.4	$14.5	$16.0
Interest expense, net non-GAAP reconciling adjustments (4)	7.4	6.8	6.3
Non-GAAP interest expense	$9.0	$7.7	$9.7

Provision for (benefit from) income taxes	$8.4	$16.6	$(4.5)
Income tax effects of non-GAAP reconciling adjustments (5)	(1.3)	1.0	17.5
Non-GAAP provision for income taxes	$7.1	$17.6	$13.0

Earnings from continuing operations	$2.9	$49.7	$65.6
Non-GAAP reconciling adjustments (6)	51.6	46.1	40.1
Interest expense, net non-GAAP reconciling adjustments (4)	7.4	6.8	6.3
Income tax effects of non-GAAP reconciling adjustments (5)	(1.3)	1.0	17.5
Non-GAAP net earnings from continuing operations	$63.2	$101.6	$94.5

Diluted earnings per share from continuing operations	$0.03	$0.53	$0.72
Earnings per share non-GAAP reconciling adjustment	0.64	0.54	0.29
Non-GAAP diluted earnings per share from continuing operations	$0.67	$1.07	$1.01

Diluted average shares outstanding	92,883,138	93,439,023	91,194,747
Non-GAAP adjustment (7)	1,477,156	1,449,627	2,046,989
Non-GAAP diluted average shares outstanding (7)	94,360,294	94,888,650	93,241,736

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

Segment Results of Operations for the Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Audio

	Years Ended December 31,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$591.2		$682.8		$682.2

Earnings from continuing operations before interest and income taxes	$44.9	7.6%	$107.3	15.7%	$105.7	15.5%
Stock-based compensation expense	10.6		13.1		13.4
Intangibles amortization expense	10.6		4.7		4.7
Impairment charges	7.6		—		—
Restructuring charges	10.5		4.8		1.4
Production transfer costs (1)	—		—		1.0
Other (2)	0.8		0.4		—
Adjusted earnings from continuing operations before interest and income taxes	$85.0	14.4%	$130.3	19.1%	$126.2	18.5%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities in Asia.
(2) In 2020, Other represents the ongoing net lease cost (income) related to facilities not used in operations. In 2019, Other represents expenses related to the acquisition of the ASIC Design Business.

Revenues

Audio revenues were $591.2 million for the year ended December 31, 2020, compared with $682.8 million for the year ended December 31, 2019, a decrease of $91.6 million or 13.4%. Revenues decreased primarily due to lower shipping volumes related to the COVID-19 pandemic during the first half of 2020, which caused lower demand for hearing health products and MEMS in the ear and IoT markets. Audio revenues were also impacted by lower average pricing on mature products, partially offset by increased demand for MEMS in the computing markets, driven by work-from-home and remote-learning trends.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio EBIT from continuing operations was $44.9 million for the year ended December 31, 2020, compared with $107.3 million for the year ended December 31, 2019, a decrease of $62.4 million or 58.2%. EBIT margin for the year ended December 31, 2020 was 7.6%, compared to 15.7% for the year ended December 31, 2019. The decreases were primarily due to lower average pricing on mature products and lower shipping volumes for hearing health products. Audio also experienced disruptions due to the COVID-19 pandemic within our manufacturing operations, which negatively impacted plant productivity. In addition, we were also impacted by higher legal expenses related to protecting our intellectual property, impairment charges, and increased restructuring charges, which were partially offset by benefits from reductions in both product and operating costs.

Audio Adjusted EBIT was $85.0 million for the year ended December 31, 2020, compared with $130.3 million for the year ended December 31, 2019, a decrease of $45.3 million or 34.8%. Adjusted EBIT margin for the year ended December 31, 2020 was 14.4%, compared with 19.1% for the year ended December 31, 2019. The decreases were primarily due to lower average pricing on mature products and lower shipping volumes for hearing health products. Audio also experienced disruptions due to the COVID-19 pandemic within our manufacturing operations, which negatively impacted plant productivity. In addition, we were also impacted by higher legal expenses related to protecting our intellectual property, which were partially offset by benefits from reductions in both product and operating costs.

Precision Devices

	Years Ended December 31,
(in millions)	2020	Percent of Revenues	2019	Percent of Revenues	2018	Percent of Revenues
Revenues	$173.1		$172.0		$144.7

Earnings from continuing operations before interest and income taxes	$31.7	18.3%	$30.4	17.7%	$27.5	19.0%
Stock-based compensation expense	0.8		1.4		0.8
Intangibles amortization expense	2.4		2.3		1.8
Restructuring charges	0.1		0.8		0.5
Production transfer costs (1)	0.2		2.3		1.6
Other (2)	—		0.5		1.7
Adjusted earnings from continuing operations before interest and income taxes	$35.2	20.3%	$37.7	21.9%	$33.9	23.4%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities.
(2) In 2019, Other represents expenses related to the acquisition of DITF. In 2018, Other represents expenses related to the acquisition of Compex Corporation and an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $173.1 million for the year ended December 31, 2020, compared with $172.0 million for the year ended December 31, 2019, an increase of $1.1 million or 0.6%. Revenues increased primarily due to higher demand from the electric vehicle, industrial, and defense markets, partially offset by decreases in the medtech market as hospitals have reduced elective procedures as a result of the COVID-19 pandemic.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT from continuing operations was $31.7 million for the year ended December 31, 2020, compared with $30.4 million for the year ended December 31, 2019, an increase of $1.3 million or 4.3%. EBIT margin for the year ended December 31, 2020 was 18.3%, compared with 17.7% for the year ended December 31, 2019. The increases were primarily driven by benefits of productivity initiatives, lower production transfer costs, and reduced restructuring charges, partially offset by factory overhead increases to support manufacturing capacity, higher raw material costs, and manufacturing disruptions related to the COVID-19 pandemic.

PD Adjusted EBIT was $35.2 million for the year ended December 31, 2020, compared with $37.7 million for the year ended December 31, 2019, a decrease of $2.5 million or 6.6%. Adjusted EBIT margin for the year ended December 31, 2020 was 20.3%, compared with 21.9% for the year ended December 31, 2019. The decreases were primarily driven by factory overhead increases to support manufacturing capacity, higher raw material costs, and manufacturing disruptions related to the COVID-19 pandemic, partially offset by the benefits of product cost reductions.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the year ended December 31, 2020, we repurchased 1,078,363 shares of common stock for a total of $16.2 million.

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"). For additional information, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $147.8 million and $78.4 million at December 31, 2020 and 2019, respectively. Of these amounts, cash held by our non-U.S. operations totaled $101.4 million and $74.6 million as of December 31, 2020 and 2019, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2020	2019	2018
Net cash flows provided by (used in):
Operating activities	$128.1	$123.9	$98.5
Investing activities	(35.1)	(110.5)	(88.0)
Financing activities	(23.9)	(8.5)	(48.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$69.4	$4.9	$(38.2)

Operating Activities

Cash provided by operating activities in 2020 increased $4.2 million compared to 2019, primarily due to reductions in receivables and inventory, partially offset by the lower earnings and higher non-cash charges during the year ended December 31, 2020 and the reduction in accounts payable. The change in receivables was driven by the timing of cash collections while lower earnings was primarily driven by lower revenues in the current year. The change in inventory was a result of control initiatives put in place during 2020, while the change in accounts payable is a result of our timing of payments and reduced operating spending.

Investing Activities

Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $31.9 million and $41.2 million for the years ended December 31, 2020 and 2019, respectively. The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion. The cash used in investing activities during 2019 was driven by capital expenditures and the acquisitions of the ASIC Design Business and DITF.

Financing Activities

Cash used in financing activities during 2020 is primarily related to the $16.2 million of repurchases of common stock and the $6.1 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2019 is primarily related to the net payments under our revolving credit facility of $9.0 million and the $6.4 million payment of taxes related to net share settlement of equity awards, partially offset by the net proceeds of $9.8 million from exercise of stock-based awards.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow and free cash flow as a percentage of revenues. Free cash flow is calculated as cash flow provided by operating activities less capital expenditures. Our management believes these measures are useful in measuring our cash generated from operations that is available to repay debt, fund acquisitions, and repurchase Knowles’ common stock. Free cash flow and free cash flow as a percentage of revenues are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, free cash flow and free cash flow as a percentage of revenues should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2020	2019	2018
Cash flow provided by operating activities	$128.1	$123.9	$98.5
Less: Capital expenditures	(31.9)	(41.2)	(80.1)
Free cash flow	$96.2	$82.7	$18.4
Free cash flow as a percentage of revenues	12.6%	9.7%	2.2%

In 2020, we generated free cash flow of $96.2 million, representing 12.6% of revenues, compared to free cash flow in 2019 of $82.7 million, representing 9.7% of revenues. The increase in free cash flow in 2020 compared to 2019 was primarily due to decreased capital expenditures.

In 2021, we expect capital expenditures to be in the range of 5.0% to 7.0% of revenues.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the normal course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our contractual obligations and commitments as of December 31, 2020 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$172.5	$172.5	$—	$—	$—
Operating leases (2)	30.9	11.2	15.3	3.5	0.9
Purchase obligations (3)	75.3	75.3	—	—	—
Finance leases (2)	9.0	2.6	5.0	1.4	—
Post-retirement benefits (4)	1.5	1.5	—	—	—
Total obligations	$289.2	$263.1	$20.3	$4.9	$0.9

(1) Relates to the maturity of indebtedness under our New Credit Facility and our Notes due in November 2021. Does not give effect to any early repayment of or future amounts which may be drawn under the New Credit Facility.

(2) Represents commitments related to operating and finance leases. See Note 8. Leases to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." We also have an operating lease for a facility in Santa Clara, California that has not yet commenced with total fixed lease payments of approximately $5 million, which are not included in the table above.

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

On September 4, 2020, the Company entered into the New Credit Agreement, which provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. Up to $100.0 million of the New Credit Facility will be available in Euro, Pounds Sterling, and other currencies requested by the Company and agreed to by each Lender and up to $50.0 million of the New Credit Facility will be made available in the form of letters of credit denominated in currencies approved by the issuing banks.

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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At December 31, 2020, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our operating results by approximately $17.2 million pre-tax. See Note 11. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2020, 2019, and 2018, Apple Inc. accounted for approximately 23%, 22%, and 19% of our total revenues, respectively. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

Borrowings under our New Credit Facility are at variable interest rates. We did not have variable rate borrowings outstanding as of December 31, 2020.

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

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. Our performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. We have no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2020 and 2019, our total remaining performance obligations were immaterial. We recognize sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. We estimate variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.2 million, $4.7 million, and $8.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Returns and allowances totaled $5.4 million, $6.6 million, and $7.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $741.0 million, $137.8 million, and $31.2 million, respectively, as of December 31, 2020.

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 25%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2020, 2019, or 2018.

See Note 7. Goodwill and Other Intangible Assets to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and indefinite-lived intangible assets.
Other Intangible and Long-Lived Assets: Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, patents, and trademarks and are amortized over their estimated useful lives, typically ranging from 5 to 10 years. We rely on patents and proprietary technology, and seek patent protection for products and production methods. We capitalize external legal costs incurred in the defense of our patents when we believe that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. We assess future economic benefit and/or the successful outcome of legal action related to patent defense, which involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. No legal costs were capitalized related to the defense of our patents during the years ended December 31, 2020, 2019, and 2018.

Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

We recorded impairment charges of $7.6 million during the year ended December 31, 2020 related to facilities in our Intelligent Audio product line. There were no impairments recorded during the years ended December 31, 2019 and 2018. See Note 4. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional details.

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

We have evaluated our deferred tax assets for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Since we are in a cumulative loss position in the U.S., there is significant negative evidence that impairs the ability to rely on projections of future income. Due to a lack of significant positive evidence and cumulative losses in the respective prior three-year periods, a valuation allowance was required for the 2020, 2019, and 2018 periods. It is reasonably possible that we may have a material adjustment to the valuation allowance for our U.S subsidiary in 2021.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments are made to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that are believed to be appropriate, as well as the related net interest and penalties. The effective tax rates on a continuing operations basis for 2020, 2019, and 2018 were a 74.3% provision, 25.0% provision, and 7.4% benefit, respectively.

On December 22, 2017, the Tax Reform Act was enacted which significantly changed U.S. tax law. Since enactment of the Tax Reform Act, the IRS and U.S. Treasury Department have issued and are expected to issue further interpretive guidance that impacts taxpayers. We will continue to evaluate such guidance as it is issued and will recognize any resulting impact in the period the related regulations are enacted.

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

We use the Black-Scholes valuation model to estimate the fair value of stock options granted to employees. The fair value of each RSU granted is equal to the share price at the date of the grant. The fair value of each PSU is determined using a binomial model simulation. At the time of grant, we estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. See Note 14. Equity Incentive Program to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for additional information related to our stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

48	Report of Independent Registered Public Accounting Firm
50	Consolidated Statements of Earnings
51	Consolidated Statements of Comprehensive Earnings
52	Consolidated Balance Sheets
53	Consolidated Statements of Stockholders' Equity
54	Consolidated Statements of Cash Flows
55	Notes to Consolidated Financial Statements
92	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Mobile Consumer Electronics (“MCE”) Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $910 million as of December 31, 2020, of which the goodwill associated with the MCE reporting unit was $741 million. Management performs its annual impairment assessment in the fourth quarter of each year on October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Fair value is estimated using a discounted cash flow model. Assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the MCE reporting unit is a critical audit matter are the significant judgments by management when developing the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s fair value estimate and significant assumptions, related to the forecasted revenue growth rates and profit margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the MCE reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy and relevance of underlying data used in the fair value estimate, and (iv) evaluating the significant assumptions used by management related to the forecasted revenue growth rates and profit margins. Evaluating management’s assumptions related to the forecasted revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the MCE reporting unit, (ii) consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 10, 2021

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues	$764.3	$854.8	$826.9
Cost of goods sold	490.8	525.1	503.9
Restructuring charges - cost of goods sold	2.3	1.7	0.4
Gross profit	271.2	328.0	322.6
Research and development expenses	92.9	96.8	100.6
Selling and administrative expenses	131.5	145.7	142.5
Impairment charges	7.6	—	—
Restructuring charges	10.0	4.3	1.7
Operating expenses	242.0	246.8	244.8
Operating earnings	29.2	81.2	77.8
Interest expense, net	16.4	14.5	16.0
Other expense, net	1.5	0.4	0.7
Earnings before income taxes and discontinued operations	11.3	66.3	61.1
Provision for (benefit from) income taxes	8.4	16.6	(4.5)
Earnings from continuing operations	2.9	49.7	65.6
Earnings (loss) from discontinued operations, net	3.7	(0.6)	2.1
Net earnings	$6.6	$49.1	$67.7

Earnings per share from continuing operations:
Basic	$0.03	$0.55	$0.73
Diluted	$0.03	$0.53	$0.72

Earnings (loss) per share from discontinued operations:
Basic	$0.04	$(0.01)	$0.02
Diluted	$0.04	$—	$0.02

Net earnings per share:
Basic	$0.07	$0.54	$0.75
Diluted	$0.07	$0.53	$0.74

Weighted-average common shares outstanding:
Basic	91,701,004	91,156,124	90,050,051
Diluted	92,883,138	93,439,023	91,194,747

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net earnings	$6.6	$49.1	$67.7

Other comprehensive earnings (loss), net of tax

Foreign currency translation	13.8	1.3	(9.9)

Employee benefit plans:
Actuarial losses and prior service costs arising during period	(4.0)	(3.7)	(0.7)
Amortization or settlement of actuarial losses and prior service costs	0.6	0.5	0.5
Net change in employee benefit plans	(3.4)	(3.2)	(0.2)

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	2.0	0.2	(2.0)
Net (gains) losses reclassified into earnings	(0.9)	0.7	1.1
Total cash flow hedges	1.1	0.9	(0.9)

Other comprehensive earnings (loss), net of tax	11.5	(1.0)	(11.0)

Comprehensive earnings	$18.1	$48.1	$56.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$147.8	$78.4
Receivables, net of allowances of $1.6 and $0.8	131.4	159.6
Inventories, net	130.1	141.8
Prepaid and other current assets	10.3	8.6
Total current assets	419.6	388.4
Property, plant, and equipment, net	191.5	206.5
Goodwill	910.0	909.9
Intangible assets, net	78.7	91.7
Operating lease right-of-use assets	23.3	33.6
Other assets and deferred charges	31.8	24.5
Total assets	$1,654.9	$1,654.6

Current liabilities:
Current maturities of long-term debt	$165.1	$—
Accounts payable	70.3	87.7
Accrued compensation and employee benefits	30.4	32.1
Operating lease liabilities	10.2	9.3
Other accrued expenses	18.6	16.5
Federal and other taxes on income	2.7	5.9
Total current liabilities	297.3	151.5
Long-term debt	—	156.8
Deferred income taxes	2.0	2.2
Long-term operating lease liabilities	18.7	25.1
Other liabilities	32.8	29.9
Liabilities of discontinued operations	0.6	0.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 92,689,912 and 91,611,549 shares issued and outstanding at December 31, 2020, respectively, and 91,701,745 shares issued and outstanding at December 31, 2019	0.9	0.9
Treasury stock - at cost; 1,078,363 shares at December 31, 2020	(16.2)	—
Additional paid-in capital	1,587.8	1,574.7
Accumulated deficit	(168.5)	(175.1)
Accumulated other comprehensive loss	(100.5)	(112.0)
Total stockholders' equity	1,303.5	1,288.5
Total liabilities and stockholders' equity	$1,654.9	$1,654.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018	$0.9	$—	$1,523.1	$(291.9)	$(100.0)	$1,132.1

Net earnings	—	—	—	67.7	—	67.7
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	(11.0)
Stock-based compensation expense	—	—	27.0	—	—	27.0
Common stock issued for exercise of stock options	—	—	0.5	—	—	0.5
Tax on restricted stock unit vesting	—	—	(4.7)	—	—	(4.7)
Balance at December 31, 2018	$0.9	$—	$1,545.9	$(224.2)	$(111.0)	$1,211.6

Net earnings	—	—	—	49.1	—	49.1
Other comprehensive loss, net of tax	—	—	—	—	(1.0)	(1.0)
Stock-based compensation expense	—	—	25.2	—	—	25.2
Common stock issued for exercise of stock options and other	—	—	10.0	—	—	10.0
Tax on restricted stock unit vesting	—	—	(6.4)	—	—	(6.4)
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5

Net earnings	—	—	—	6.6	—	6.6
Other comprehensive earnings, net of tax	—	—	—	—	11.5	11.5
Repurchase of common stock	—	(16.2)	—	—	—	(16.2)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Common stock issued for exercise of stock options and other	—	—	1.9	—	—	1.9
Tax on restricted and performance stock unit vesting	—	—	(6.1)	—	—	(6.1)
Balance at December 31, 2020	$0.9	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net earnings	$6.6	$49.1	$67.7
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	60.6	54.4	52.4
Stock-based compensation	17.3	25.2	27.0
Non-cash interest expense and amortization of debt issuance costs	8.9	8.1	7.6
Impairment charges	7.6	—	—
Write-off of fixed assets	1.7	—	—
Loss on disposal of fixed assets	0.3	0.2	0.2
Gain on sale of business	—	—	(1.6)
Deferred income taxes	(2.6)	(0.7)	8.7
Other, net	5.0	1.3	(2.8)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	29.0	(17.8)	(0.3)
Inventories, net	16.7	(0.3)	(15.7)
Prepaid and other current assets	(0.1)	2.7	(1.3)
Accounts payable	(17.5)	12.1	(6.3)
Accrued compensation and employee benefits	(2.1)	(8.1)	7.9
Other accrued expenses	2.6	(0.6)	(8.8)
Accrued taxes	(5.8)	2.7	(5.1)
Other non-current assets and non-current liabilities	(0.1)	(4.4)	(31.1)
Net cash provided by operating activities	128.1	123.9	98.5

Investing Activities
Additions to property, plant, and equipment	(31.9)	(41.2)	(80.1)
Acquisitions of business (net of cash acquired)	—	(69.3)	(18.0)
Proceeds from the sale of business	—	—	10.0
Purchase of investments	(3.5)	—	—
Proceeds from the sale of property, plant, and equipment	0.3	—	0.1
Net cash used in investing activities	(35.1)	(110.5)	(88.0)

Financing Activities
Payments under revolving credit facility	(100.0)	(19.0)	(47.7)
Borrowings under revolving credit facility	100.0	10.0	6.0
Repurchase of common stock	(16.2)	—	—
Tax on restricted and performance stock unit vesting	(6.1)	(6.4)	(4.7)
Payments of finance lease obligations	(2.0)	(1.7)	(1.7)
Payments of debt issuance costs	(1.4)	—	—
Payment of consideration owed for acquisitions	—	(1.2)	(1.0)
Net proceeds from exercise of stock-based awards	1.8	9.8	0.5
Net cash used in financing activities	(23.9)	(8.5)	(48.6)

Effect of exchange rate changes on cash and cash equivalents	0.3	—	(0.1)

Net increase (decrease) in cash and cash equivalents	69.4	4.9	(38.2)
Cash and cash equivalents at beginning of period	78.4	73.5	111.7
Cash and cash equivalents at end of period	$147.8	$78.4	$73.5

Supplemental information - cash paid during the year for:
Income taxes	$16.8	$12.1	$18.0
Interest	$8.1	$7.5	$9.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic, audio processing, and precision device solutions, serving the mobile consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. The Company uses its leading position in micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the year ended December 31, 2020, the Company repurchased 1,078,363 shares of common stock for a total of $16.2 million. In connection with the COVID-19 pandemic, the Company temporarily suspended share repurchases, but resumed the share repurchase program in the fourth quarter of 2020.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, inventory reserves, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, changes in tax laws, and contingencies. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the COVID-19 pandemic on the macroeconomic environment. The situation related to the COVID-19 pandemic continues to be complex and rapidly evolving. The Company cannot reasonably estimate the duration of the COVID-19 pandemic or fully ascertain its impact on the Company’s future results and market capitalization, which could adversely impact estimates such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits, and temporary cash investments with original maturities less than three months.

Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses as a result of customers' inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends, relevant forecasts, and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

The Company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets include prepaid fixed lease payments and exclude lease incentives. As the Company's leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Capacitors reporting units were $741.0 million, $137.8 million, and $31.2 million, respectively, as of December 31, 2020.

The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 25%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2020, 2019, or 2018.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, patents, and trademarks and are amortized over their estimated useful lives, typically ranging from 5 to 10 years. The Company relies on patents and proprietary technology, and seeks patent protection for products and production methods. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. These costs are amortized over the remaining estimated useful life of the patent, which is typically 7 to 10 years. The Company’s assessment of future economic benefit and/or the successful outcome of legal action related to patent defense involves considerable management judgment and a different outcome could result in material write-offs of the carrying value of these assets. The Company capitalized no legal costs related to the defense of its patents during the years ended December 31, 2020, 2019, and 2018.

Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

The Company recorded impairment charges of $7.6 million during the year ended December 31, 2020. There were no impairments recorded during the years ended December 31, 2019 and 2018. See Note 4. Impairments for additional details.

Other Assets and Deferred Charges - Other assets and deferred charges at December 31, 2020 includes $2.5 million of investments in mutual funds carried at fair value based on quoted prices for identical assets in active markets. The Company classifies these investments within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of Other expense, net. Other assets and deferred charges also include non-current deferred tax assets as of December 31, 2020 and 2019.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated using weighted-average yearly exchange rates. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other expense, net.

Revenue Recognition - Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2020 and 2019, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.2 million, $4.7 million, and $8.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Returns and allowances totaled $5.4 million, $6.6 million, and $7.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for shipping and handling activities that occur after control of the related good transfers to the customer as fulfillment activities rather than evaluating such activities as performance obligations. As a result, all shipping and handling costs related to contracts with customers are recognized in the Cost of goods sold line on the Consolidated Statements of Earnings. Additionally, the Company applies the practical expedient allowing incremental costs of obtaining a contract to be expensed as incurred if the amortization period of the resulting asset would have been less than one year. These costs primarily consist of sales commissions and the Company has no such significant costs exceeding the one year limit for applying the practical expedient.

Receivables, net from contracts with customers were $123.8 million and $152.8 million as of December 31, 2020 and 2019, respectively. See Note 18. Segment Information for disclosures regarding the disaggregation of revenues.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at December 31, 2020, 2019, and 2018 were $2.0 million, $4.7 million, and $7.1 million, respectively. These non-cash amounts are not reflected as outflows to Additions to property, plant, and equipment within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under ASC 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company plans to adopt the standard using the modified retrospective method on January 1, 2022. The Company does not expect the standard to impact the Consolidated Financial Statements as all currently outstanding convertible instruments will mature prior to the expected adoption date. See Note 12. Borrowings for detail on the Company's outstanding convertible instruments.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes. This guidance removes certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. The standard is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted and prospective application of the guidance is required. The Company elected to early adopt the standard in the fourth quarter of 2020, which did not have a material impact on the Consolidated Financial Statements.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Revenues	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Operating expenses	—	—	—
Other income, net	—	—	(0.2)
Gain on sale of business (1)	—	—	(1.6)
Earnings from discontinued operations before taxes (2)	—	—	1.8
(Benefit from) provision for income taxes (3)	(3.7)	0.6	(0.3)
Earnings (loss) from discontinued operations, net of tax	$3.7	$(0.6)	$2.1
(1) The Company recorded a change in estimated purchase price adjustments related to the Timing Device Business of $1.8 million during the third quarter of 2018.
(2) The Company's policy is to not allocate interest expense to discontinued operations unless it is directly attributable to the operations. The discontinued operations did not have any such interest expense in the periods presented.
(3) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2020	December 31, 2019
Liabilities of discontinued operations:
Other liabilities (1)	$0.6	$0.6
Total liabilities	$0.6	$0.6
(1) The Company recorded an unrecognized tax benefit related to the Speaker and Receiver Product Line during the fourth quarter of 2019.

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the years ended December 31, 2020, 2019, and 2018.

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

Other Acquisitions

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

On January 19, 2018, the Company acquired substantially all of the assets of Compex for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $0.6 million post-closing working capital adjustment that settled during the second quarter of 2018 as well as a $1.0 million holdback that was paid during the third quarter of 2019. The acquired business provides single layer electronic components to the telecommunication, fiber optics, and defense markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are Compex's revenues and earnings before income taxes of $12.6 million and $3.4 million, respectively, from the date of acquisition through December 31, 2018. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings during the year ended December 31, 2018.

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
4. Impairments

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California during the third quarter of 2020, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the Audio segment. Based on an assessment of market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the related operating lease right-of-use asset was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Based on the excess of the carrying amount of the operating lease right-of-use asset over its fair value, the Company recorded an impairment loss of $5.4 million within Impairment charges in Operating expenses during the year ended December 31, 2020. There were no impairments recorded during the years ended December 31, 2019 and 2018.

Leases not yet Commenced - As of December 31, 2020, the Company has an operating lease for a research and development facility in Santa Clara, California that has not yet commenced with total fixed lease payments of approximately $5 million. The lease is expected to commence in fiscal 2021 with a lease term of approximately five years. The Company plans to sublet a significant portion of the facility due to the restructuring of the Intelligent Audio product line. During the third quarter of 2020, the Company determined a loss was probable and reasonably estimable under ASC 450, Contingencies, based on its plans and the negative impact of the COVID-19 pandemic on market conditions. The estimated loss was determined by comparing the estimated carrying amount of the operating lease right-of-use asset to be recognized for the sublet portion of the facility upon lease commencement to an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. These measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. The Company recorded an estimated loss of $2.2 million within Impairment charges in Operating expenses during the year ended December 31, 2020. The corresponding estimated liability, which will reduce the operating lease right-of-use asset upon lease commencement, is recorded in Other liabilities on the Consolidated Balance Sheets as of December 31, 2020.

If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2020	December 31, 2019
Raw materials	$89.7	$82.8
Work in progress	31.0	30.9
Finished goods	48.4	53.5
Subtotal	169.1	167.2
Less reserves	(39.0)	(25.4)
Total	$130.1	$141.8

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2020	December 31, 2019
Land	$8.0	$7.7
Buildings and improvements	111.9	104.5
Machinery, equipment, and other	562.8	533.1
Subtotal	682.7	645.3
Less accumulated depreciation	(491.2)	(438.8)
Total	$191.5	$206.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense totaled $47.6 million, $47.4 million, and $45.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at January 1, 2019	$859.9	$28.0	$887.9
Acquisitions	18.8	3.2	22.0
Balance at December 31, 2019	878.7	31.2	909.9
Foreign currency translation	0.1	—	0.1
Balance at December 31, 2020	$878.8	$31.2	$910.0

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2020		December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.4	$1.0	$0.2
Patents	40.8	36.1	40.8	31.5
Customer relationships	12.0	5.2	12.0	3.6
Developed technology	36.5	6.7	36.5	0.7
Non-competition agreements	1.8	0.7	1.8	0.1
Total	92.1	49.1	92.1	36.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$78.7		$91.7

As of December 31, 2020, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 4.6 years, patents at 1.0 year, customer relationships at 6.0 years, developed technology at 5.0 years, and non-competition agreements at 2.0 years. The weighted average remaining useful life in total for all amortizable intangible assets was 4.6 years as of December 31, 2020.

Total amortization expense for the years ended December 31, 2020, 2019, and 2018 was $13.0 million, $7.0 million, and $6.5 million, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

(in millions)
2021	$13.0
2022	7.7
2023	7.1
2024	7.0
2025	6.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Leases

The Company has leases for manufacturing, sales, support, and engineering facilities, certain manufacturing and office equipment, and vehicles. The majority of the leases have remaining terms of 1 to 7 years, some of which include options to extend the leases for up to 6 years, and some of which include options to terminate the leases within 1 year. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain facilities to third parties.

The following table details the components of lease cost:

(in millions)	Years Ended December 31,
	2020	2019
Operating lease cost (1)	$9.9	$9.8
Finance lease cost:
Amortization of right-of-use assets	2.1	2.2
Interest on lease liabilities	0.5	0.2
Sublease income	(3.0)	(2.9)
Total lease cost	$9.5	$9.3
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2020	December 31, 2019
Finance lease right-of-use assets	Property, plant, and equipment, net	$10.2	$11.7

Current finance lease liabilities	Other accrued expenses	$2.6	$2.4
Long-term finance lease liabilities	Other liabilities	5.5	6.9
Total finance lease liabilities		$8.1	$9.3

The following table presents supplemental cash flow information related to leases:

(in millions)	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.6	$10.4
Operating cash flows from finance leases	0.5	0.6
Financing cash flows from finance leases	2.0	1.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.2	$2.6
Finance leases	0.1	0.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	3.7	4.3
Finance leases	4.1	5.1
Weighted-average discount rate:
Operating leases	4.2%	4.3%
Finance leases	5.5%	5.6%

The following table details maturities of lease liabilities as of December 31, 2020:

(in millions)	Operating Leases	Finance Leases
2021	$11.2	$2.6
2022	8.5	2.5
2023	6.8	2.5
2024	2.4	1.4
2025	1.1	—
2026 and thereafter	0.9	—
Total lease payments	30.9	9.0
Less interest	(2.0)	(0.9)
Present value of lease liabilities	$28.9	$8.1

Year Ended December 31, 2018

Total rental expense for all operating leases was $7.3 million for the year ended December 31, 2018, net of sublease income of $2.3 million. Contingent rentals under the operating leases were not significant.

9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2020	December 31, 2019
Accrued taxes other than income taxes	$3.7	$2.0
Sales volume rebates	3.5	3.3
Current finance lease liabilities	2.6	2.4
Restructuring and exit costs	2.4	1.4
Accrued insurance	1.7	1.9
Warranty	0.4	0.9
Hedging liability	—	0.3
Other	4.3	4.3
Total	$18.6	$16.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the major components of other liabilities:

(in millions)	December 31, 2020	December 31, 2019
Deferred compensation, including defined benefit plans	$20.5	$17.1
Long-term finance lease liabilities	5.5	6.9
Unrecognized tax benefits	1.5	4.2
Restructuring and exit costs	0.2	—
Other (1)	5.1	1.7
Total	$32.8	$29.9
(1) Includes an accrual for the estimated loss of $2.2 million related to the leased facility in Santa Clara, California. See Note 4. Impairments for additional details.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2020	2019
Beginning balance, January 1	$0.9	$0.5
Provision for warranties	3.8	3.8
Settlements made	(4.3)	(3.4)
Ending balance, December 31	$0.4	$0.9

10. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2020, the Company restructured its Intelligent Audio product line, which is included within the Audio segment. These actions resulted in a reduction in workforce and the refocusing of certain research and development activities. The Company recorded restructuring charges of $8.3 million related to these actions, including $5.4 million in severance pay and benefits, $1.7 million in fixed asset write-off costs, and $1.2 million in contract termination costs.

In addition, during the year ended December 31, 2020, the Company recorded restructuring charges of $4.0 million for severance pay and benefits primarily to rationalize the remaining Audio segment workforce as a direct result of the lower demand the Company experienced due to the COVID-19 pandemic.

During the year ended December 31, 2020, the Company recorded total restructuring charges within Gross profit of $2.3 million, primarily for fixed asset write-off costs and severance pay and benefits associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce. The Company also recorded total restructuring charges within Operating expenses of $10.0 million, primarily for severance pay and benefits and contract termination costs associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining Audio segment workforce.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2020	2019	2018
Audio	$10.5	$4.8	$1.4
Precision Devices	0.1	0.8	0.5
Corporate	1.7	0.4	0.2
Total	$12.3	$6.0	$2.1

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2018	$4.7	$0.4	$5.1
Restructuring charges	2.1	—	2.1
Payments	(5.9)	(0.1)	(6.0)
Other, including foreign currency	(0.1)	—	(0.1)
Balance at December 31, 2018	0.8	0.3	1.1
Restructuring charges	6.0	—	6.0
Payments	(5.4)	—	(5.4)
Other, including foreign currency (1)	—	(0.3)	(0.3)
Balance at December 31, 2019	1.4	—	1.4
Restructuring charges	9.4	1.2	10.6
Payments	(8.9)	(0.5)	(9.4)
Balance at December 31, 2020	$1.9	$0.7	$2.6
(1) Contract termination accruals related to leases of $0.3 million were reclassified to the related operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2020	December 31, 2019
Other accrued expenses	$2.4	$1.4
Other liabilities	0.2	—
Total	$2.6	$1.4

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2020 and 2019, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $69.0 million and $61.1 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2020 and 2019, the notional value of the derivatives related to economic hedging was $77.1 million and $41.8 million, respectively.

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

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$2.1	$0.9
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	—	(0.2)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.4	0.5
Economic hedges	Foreign exchange contracts	Other accrued expenses	—	(0.1)

The pre-tax amount of unrealized gain (loss) recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2020	2019	2018
Cash flow hedges	Foreign exchange contracts	$2.6	$0.2	$(2.5)
Cash flow hedges	Interest rate contracts	—	—	0.1

The table above excludes tax expense of $0.6 million and a tax benefit of $0.4 million for the years ended December 31, 2020 and 2018, respectively. There was no tax benefit or expense for the year ended December 31, 2019.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2020		2019		2018
Hedge Type	Contract Type	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net
Total amounts per Consolidated Statements of Earnings		$490.8	$1.5	$525.1	$0.4	$503.9	$0.7

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	(1.2)	—	0.9	—	1.4	—

Effect of derivatives not designated as hedging instruments
Amount of (gain) loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	(2.9)	—	(0.9)	—	0.9

12. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	December 31, 2020	December 31, 2019
3.25% convertible senior notes	$165.1	$156.8
Revolving credit facility	—	—
Total	165.1	156.8
Less current maturities	165.1	—
Total long-term debt	$—	$156.8

Total debt principal payments over the next five years are as follows:

(in millions)	2021	2022	2023	2024	2025
Debt principal payments	$172.5	$—	$—	$—	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of December 31, 2020, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	December 31, 2020	December 31, 2019
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(7.4)	(15.7)
Total	165.1	156.8
Less current maturities (1)	165.1	—
Long-term portion	$—	$156.8

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at December 31, 2020 was $196.5 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day of 2020.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
(in millions)	2020	2019	2018
3.25% coupon	$5.6	$5.6	$5.6
Amortization of debt issuance costs	0.9	0.9	0.9
Amortization of debt discount	7.4	6.8	6.3
Total	$13.9	$13.3	$12.8

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

Revolving Credit Facility

There were no revolving credit facility borrowings outstanding as of December 31, 2020 and 2019.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At December 31, 2020, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facility was 2.20%, 3.98%, and 3.56% for the years ended December 31, 2020, 2019, and 2018, respectively. The weighted-average interest rate on the Company's borrowings under the Prior Credit Facility for the year ended December 31, 2018 includes interest expense related to the monthly interest rate swap settlements that ended in July 2018. The weighted-average commitment fee on the revolving lines of credit was 0.26%, 0.23%, and 0.24% for the years ended December 31, 2020, 2019, and 2018, respectively.

Interest expense and interest income for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Interest expense	$17.1	$15.3	$16.6
Interest income	(0.7)	(0.8)	(0.6)
Interest expense, net	$16.4	$14.5	$16.0

See Note 11. Hedging Transactions and Derivative Instruments for information on derivatives used to manage interest rate risk.

13. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2020	2019	2018
Domestic	$(26.2)	$(48.3)	$(34.1)
Foreign	37.5	114.6	95.2
Total earnings before income taxes and discontinued operations	$11.3	$66.3	$61.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 is comprised of the following:

	Years Ended December 31,
(in millions)	2020	2019	2018
Current:
U.S. Federal	$0.7	$0.7	$(25.0)
State and local	0.2	0.2	0.1
Foreign	10.3	15.9	11.6
Total current tax expense (benefit)	$11.2	$16.8	$(13.3)
Deferred:
U.S. Federal	$(0.4)	$0.1	$7.8
State and local	0.2	(0.1)	0.2
Foreign	(2.6)	(0.2)	0.8
Total deferred tax (benefit) expense	(2.8)	(0.2)	8.8
Total income tax expense (benefit)	$8.4	$16.6	$(4.5)

The reconciliation of the U.S. Federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal income tax benefit	4.2%	0.2%	0.4%
Foreign operations tax effect	17.3%	5.0%	4.0%
Research and experimentation tax credits	(29.5)%	(5.0)%	(5.0)%
Valuation allowance	85.4%	15.0%	22.9%
Tax contingencies	0.3%	1.3%	(4.3)%
Tax holiday	(37.8)%	(24.6)%	(24.3)%
Foreign taxes	2.8%	2.1%	0.9%
Non-deductible and non-taxable interest	1.0%	(2.9)%	1.4%
Stock-based compensation	11.3%	3.0%	3.1%
Other, principally non-tax deductible items	1.1%	0.3%	3.2%
Transition tax	—%	—%	(28.9)%
Global low tax and foreign derived intangible income	12.1%	10.6%	(1.7)%
Foreign currency adjustments	(6.1)%	—%	—%
Prior period items	(8.8)%	(1.0)%	(0.1)%
Effective income tax rate	74.3%	25.0%	(7.4)%

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia effective through December 31, 2021. These tax holidays are subject to the Company’s satisfaction of certain conditions, including investment or sales thresholds, which the Company expects to maintain. The Malaysian tax holidays reduce the anticipated effective rate on qualified income to approximately 6.0% and 7.2% versus the statutory rate of 24.0%, through 2021. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The continuing operations benefit of these incentives for the years ended December 31, 2020, 2019, and 2018 is estimated to be $3.8 million, $14.6 million, and $13.3 million, respectively. The continuing operations benefit of the tax holidays on a per share basis for the years ended December 31, 2020, 2019, and 2018 was $0.04, $0.16, and $0.15, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2020	December 31, 2019
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$14.1	$14.1
Accrued expenses, principally for state income taxes and warranty	8.6	5.7
Accrued interest	7.7	0.8
Net operating loss and other carryforwards	71.6	67.6
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	6.5	4.1
Convertible note hedges	1.8	3.9
Plant and equipment, principally due to differences in depreciation	13.0	10.2
Total gross deferred tax assets	123.3	106.4
Valuation allowance	(98.0)	(85.3)
Total deferred tax assets	$25.3	$21.1

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases	$(4.3)	$(3.7)
Debt discount on convertible notes	(1.4)	(2.9)
Unremitted earnings of non-U.S. subsidiaries	(0.9)	—
Other liabilities	(0.8)	(1.0)
Total gross deferred tax liabilities	(7.4)	(7.6)
Net deferred tax asset	$17.9	$13.5

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$19.9	$15.7
Deferred income taxes (non-current deferred tax liabilities)	(2.0)	(2.2)
Net deferred tax asset	$17.9	$13.5

The Company recorded valuation allowances of $98.0 million and $85.3 million at December 31, 2020 and 2019, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets. The amount of the deferred tax asset is considered realizable, however, it could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present, requiring that additional weight be given to subjective evidence such as our projections for growth. It is reasonably possible that the Company may have a material adjustment to the valuation allowance for its U.S subsidiary in 2021.

At December 31, 2020, the Company had $24.0 million of Federal net operating losses that are available, of which $10.7 million will expire in the next 5 to 10 years, and of which $13.3 million will expire in the next 10 to 20 years. There are $51.6 million of State net operating losses that are available between 2021 and 2036. There are $14.3 million of non-U.S. net operating loss carryforwards, of which $9.7 million will expire in the next 10 to 20 years and $4.6 million can be carried forward indefinitely.

The Company has $24.7 million of U.S. federal research and development credits that begin to expire in 2021 and $17.6 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $19.7 million of state credits, of which $2.4 million will expire between 2021 and 2035 if unused, and $17.3 million can be carried forward indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has not provided for U.S. federal income taxes on the historical undistributed earnings of its international subsidiaries because such earnings are currently reinvested in foreign jurisdictions and will continue to be reinvested indefinitely, with the exception of its Malaysian and Luxembourg subsidiaries. Our Malaysian principal subsidiary is our primary source of foreign earnings and cash. Any future decision to distribute cash from this subsidiary to the U.S. should not result in a material amount of U.S. or foreign taxes as the majority of the Company's $1.0 billion historical undistributed earnings have been previously taxed in the U.S. under the Tax Reform Act.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2020 and 2019, the Company recorded no potential interest benefit or expense. For the year ended December 31, 2018, the Company recorded a potential interest benefit of $0.3 million. There was no accrued interest at December 31, 2020, 2019, and 2018. There was no recorded potential penalty expense during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recorded potential penalty expense of $0.1 million. Total accrued penalties at December 31, 2020, 2019, and 2018 of $0.3 million were included in Other liabilities on the Consolidated Balance Sheets.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2017, excluding 2015, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2015, the Company’s Malaysian principal subsidiary is no longer subject to examination. Included in the balance of total unrecognized tax benefits at December 31, 2020 are potential benefits of $1.5 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2018	$12.5
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	0.3
Reductions for tax positions due to lapsed statutes of limitations	(2.5)
Settlements	(0.3)
Unrecognized tax benefits at December 31, 2018	$10.1
Additions for tax positions of prior years	2.8
Reductions for tax positions of prior years	(0.1)
Settlements	(0.1)
Unrecognized tax benefits at December 31, 2019	$12.7
Settlements	(2.6)
Foreign exchange fluctuations	0.1
Unrecognized tax benefits at December 31, 2020	$10.2

14. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 16.1 million, of which 11.8 million were available for future awards at December 31, 2020.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2020	2019	2018
Pre-tax stock-based compensation expense
Cost of goods sold	$1.7	$1.5	$1.6
Research and development expenses	6.2	7.7	7.8
Selling and administrative expenses	9.4	16.0	17.6
Total pre-tax stock-based compensation expense	17.3	25.2	27.0
Tax benefit	—	—	—
Total stock-based compensation expense, net of tax	$17.3	$25.2	$27.0

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

	2020			2019			2018
Risk-free interest rate	0.11%	to	1.42%	1.55%	to	2.44%	2.59%
Dividend yield	—%			—%			—%
Expected life (years)	4.3	to	4.5	4.5			4.5
Volatility	38.8%	to	40.6%	40.0%	to	42.9%	41.2%
Fair value at date of grant	$4.78	to	$5.95	$6.22	to	$7.45	$4.83	to	$6.59

Expected volatilities for the years ended December 31, 2020 and 2019 are based on the historical volatility of the Company’s stock. Prior to the year ended December 31, 2019, the determination of expected volatility was based on a blended peer group volatility for companies in similar industries, stage of life, and with similar market capitalization since there was not sufficient historical volatility data for Knowles common stock over the period commensurate with the expected term of its stock options. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. The Company does not currently anticipate paying dividends over the expected term.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's SSAR and stock option activity for the year ended December 31, 2020.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2019	596,537	$22.72			5,377,148	$17.51
Granted	—	—			896,875	16.75
Exercised	—	—			(141,336)	12.73
Forfeited	—	—			(173,680)	16.49
Expired	—	—			(193,104)	20.53
Outstanding at December 31, 2020	596,537	$22.72	$—	1.3	5,765,903	$17.44	$15.6	3.0

Exercisable at December 31, 2020	596,537	$22.72	$—	1.3	4,245,893	$17.86	$12.3	2.0

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2020 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

There was no unrecognized compensation expense related to SSARs at December 31, 2020. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2020 was $4.7 million. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2020	2019	2018
SSARs
Fair value of SSARs that are exercisable	$1.5	$1.5	$1.8
Aggregate intrinsic value of SSARs exercised	—	0.4	0.1

Stock Options
Cash received by Knowles for exercise of stock options	1.8	9.8	0.5
Aggregate intrinsic value of options exercised	0.4	2.7	0.2

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	2,261,114	$15.99
Granted	1,446,233	16.48
Vested (1)	(1,058,356)	16.30
Forfeited	(739,205)	16.22
Unvested at December 31, 2020	1,909,786	$16.14
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs generally vest based on the passage of time. RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2020 was $17.3 million. At December 31, 2020, $16.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the Company's PSU activity for the year ended December 31, 2020:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2019	844,789	$15.90
Granted	322,178	16.14
Vested (1)	(184,405)	15.24
Forfeited	(61,589)	17.05
Unvested at December 31, 2020	920,973	$16.04
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The fair value of PSUs vested during the year ended December 31, 2020 was $2.8 million. At December 31, 2020, $3.0 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.1 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As previously disclosed, the Company is party to a representative action filed in the Superior Court of California, Los Angeles County under the Private Attorneys General Act, Consuelo Andrade, individually and on behalf of other similarly situated vs. Novacap LLC et al. (Case No. 20STCV21805). The complaint was filed on June 5, 2020 and, as amended, alleges that the Company incorrectly calculated overtime rate of pay, incorrectly paid overtime, and provided inaccurate wage statements, to certain non-exempt employees at the Company’s Valencia, California manufacturing facility in violation of California law. The action seeks penalties, attorneys' fees, and other relief. The Company intends to defend these claims vigorously. The parties intend to participate in voluntary mediation in February 2021. While the Company is unable to predict the ultimate outcome of this lawsuit, based on its current assessment of the facts underlying the complaint, the Company does not believe this matter will have a material adverse effect on its future financial condition, results of operations, or cash flows.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2020 and 2019.

16. Employee Benefit Plans

Knowles sponsors its own defined contribution plan. The Company's expense relating to the defined contribution plan was $6.2 million, $7.2 million, and $6.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Knowles sponsors four defined benefit pension plans to certain non-U.S. employees. The two plans in the U.K. and the plan in Taiwan are closed to new participants; however, all active participants in these plans continue to accrue benefits. The plan in the Philippines, which is open to new participants, was not included for the year ended December 31, 2018. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements.

The Company does not have any other post-retirement employee benefit plans other than the plans mentioned above and the non-qualified supplemental retirement plan discussed below.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2020 and 2019.

	December 31,
(in millions)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$64.1	$53.7
Service cost	0.3	0.3
Interest cost	1.2	1.5
Benefits paid	(1.7)	(2.0)
Actuarial loss (1)	8.3	7.7
Settlements and curtailments	(0.2)	—
Currency translation and other	2.5	2.9
Benefit obligation at end of year	74.5	64.1
Change in plan assets:
Fair value of plan assets at beginning of year	58.2	47.8
Actual return on plan assets	5.8	6.5
Company contributions	1.5	3.4
Benefits paid	(1.7)	(2.0)
Settlements and curtailments	(0.2)	—
Currency translation and other	2.1	2.5
Fair value of plan assets at end of year	65.7	58.2
Funded status	$(8.8)	$(5.9)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$—	$0.8
Other liabilities	(8.8)	(6.7)
Funded status	$(8.8)	$(5.9)

Accumulated other comprehensive loss:
Net actuarial losses	$25.6	$21.2
Prior service cost	1.1	1.2
Deferred taxes	(4.8)	(3.8)
Total accumulated other comprehensive loss, net of tax	21.9	18.6

Accumulated benefit obligation	$73.3	$62.9
(1) The net actuarial losses during the years ended December 31, 2020 and 2019 primarily related to decreases in the discount rates for the U.K. plans.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Projected benefit obligation	$74.5	$39.6
Fair value of plan assets	65.7	32.9

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Accumulated benefit obligation	$43.0	$37.1
Fair value of plan assets	34.8	31.0

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Service cost	$0.3	$0.3	$0.4
Interest cost	1.2	1.5	1.3
Expected return on plan assets	(2.4)	(2.4)	(2.8)
Amortization of prior service cost	0.1	0.1	—
Amortization of recognized actuarial loss	0.5	0.4	0.5
Other (1)	—	0.1	1.3
Total net periodic benefit cost (income)	$(0.3)	$—	$0.7
(1) The Company recorded an adjustment related to pre-spin-off pension obligations during the year ended December 31, 2018.

The components of net periodic benefit cost (income) other than service cost are presented in the Other expense, net line on the Consolidated Statements of Earnings. The service cost component is presented within the Cost of goods sold, Research and development expenses, and Selling and administrative expenses lines on the Consolidated Statements of Earnings based on the nature of services performed by the related employees.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2020	2019
Discount rate
Philippines	4.00%	5.00%
Taiwan	0.25%	0.75%
United Kingdom	1.28%	2.00%
Weighted-average	1.27%	1.97%
Average wage increase
Philippines	4.00%	5.00%
Taiwan	4.00%	4.00%
United Kingdom	4.20%	4.25%
Weighted-average	4.18%	4.24%

The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2020	2019	2018
Discount rate
Philippines	5.00%	8.25%	—
Taiwan	0.75%	1.25%	1.25%
United Kingdom	2.00%	2.80%	2.44%
Weighted-average	1.97%	2.78%	2.40%
Average wage increase
Philippines	5.00%	6.00%	—
Taiwan	4.00%	4.25%	4.00%
United Kingdom	4.25%	4.40%	4.50%
Weighted-average	4.24%	4.41%	4.46%
Expected return on plan assets
Taiwan	3.75%	2.00%	1.50%
United Kingdom	4.35%	4.82%	5.75%
Weighted-average	4.33%	4.72%	5.64%

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.4	$24.9	$—	$28.3	$2.4	$21.9	$—	$24.3
Common stock funds	—	18.9	—	18.9	—	17.7	—	17.7
Real estate funds	—	5.0	—	5.0	—	4.0	—	4.0
Cash and equivalents	0.3	—	—	0.3	0.4	0.8	—	1.2
Other	7.9	5.3	—	13.2	6.7	4.3	—	11.0
Total	$11.6	$54.1	$—	$65.7	$9.5	$48.7	$—	$58.2

See Note 11. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2020 and 2019.

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
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2021	$2.0
2022	1.9
2023	1.8
2024	2.1
2025	2.6
2026-2030	13.6

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.5 million during the year ended December 31, 2021 related to contributions to these plans. This amount may vary based on updated funding agreements with the Trustees of these plans.

Non-qualified Supplemental Retirement Plan

Knowles provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. Effective December 31, 2013, the Company's participants no longer accrue benefits. The net amounts recognized on the balance sheet at December 31, 2020 and 2019 are shown in the table below:

	December 31,
(in millions)	2020	2019
Accrued compensation and employee benefits	$(0.2)	$(0.5)
Other liabilities	(0.8)	(0.8)
Total accumulated other comprehensive loss, net of tax	0.2	0.1
Net amount recognized	$(0.8)	$(1.2)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Year Ended December 31, 2020
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$13.8	$—	$13.8
Employee benefit plans	(4.4)	1.0	(3.4)
Changes in fair value of cash flow hedges	1.4	(0.3)	1.1
Total other comprehensive earnings	$10.8	$0.7	$11.5

	Year Ended December 31, 2019
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$1.3	$—	$1.3
Employee benefit plans	(3.2)	—	(3.2)
Changes in fair value of cash flow hedges	1.1	(0.2)	0.9
Total other comprehensive loss	$(0.8)	$(0.2)	$(1.0)

	Year Ended December 31, 2018
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(9.9)	$—	$(9.9)
Employee benefit plans	(0.4)	0.2	(0.2)
Changes in fair value of cash flow hedges	(1.0)	0.1	(0.9)
Total other comprehensive loss	$(11.3)	$0.3	$(11.0)

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2020 and 2019:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2018	$(0.4)	$(15.5)	$(95.1)	$(111.0)
Other comprehensive earnings (loss), net of tax	0.9	(3.2)	1.3	(1.0)
Balance at December 31, 2019	0.5	(18.7)	(93.8)	(112.0)
Other comprehensive earnings (loss), net of tax	1.1	(3.4)	13.8	11.5
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2020	2019	2018
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.7	$0.6	$0.6
Tax	Provision for (benefit from) income taxes	(0.1)	(0.1)	(0.1)
Net of tax		$0.6	$0.5	$0.5

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(1.2)	$0.9	$1.4
Tax	Provision for (benefit from) income taxes	0.3	(0.2)	(0.3)
Net of tax		$(0.9)	$0.7	$1.1

18. Segment Information

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

• PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and mmWave RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, electric vehicle, and industrial markets. Our mmWave RF solutions primarily solve high frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2020	2019	2018
Revenues:
Audio	$591.2	$682.8	$682.2
Precision Devices	173.1	172.0	144.7
Total revenues	$764.3	$854.8	$826.9

Earnings from continuing operations before interest and income taxes:
Audio	$44.9	$107.3	$105.7
Precision Devices	31.7	30.4	27.5
Total segments	76.6	137.7	133.2
Corporate expense / other	48.9	56.9	56.1
Interest expense, net	16.4	14.5	16.0
Earnings before income taxes and discontinued operations	11.3	66.3	61.1
Provision for (benefit from) income taxes	8.4	16.6	(4.5)
Earnings from continuing operations	$2.9	$49.7	$65.6

Depreciation and amortization:
Audio	$47.0	$41.3	$41.5
Precision Devices	10.5	9.9	7.8
Corporate	3.1	3.2	3.1
Total	$60.6	$54.4	$52.4

Capital expenditures:
Audio	$21.9	$24.0	$68.2
Precision Devices	9.6	16.5	10.8
Corporate	0.4	0.7	1.1
Total	$31.9	$41.2	$80.1

Research and development:
Audio	$84.6	$90.8	$94.5
Precision Devices	6.7	5.8	5.8
Corporate	1.6	0.2	0.3
Total	$92.9	$96.8	$100.6

Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2020	2019
Audio	$1,470.4	$1,487.6
Precision Devices	179.2	162.0
Corporate / eliminations	5.3	5.0
Total	$1,654.9	$1,654.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2020	2019	2018	2020	2019
Asia	$559.6	$614.7	$605.4	$140.5	$157.9
United States	116.7	130.4	126.6	69.8	78.5
Europe	80.0	97.4	85.8	3.3	2.5
Other Americas	3.7	6.3	3.6	1.2	1.2
Other	4.3	6.0	5.5	—	—
Total	$764.3	$854.8	$826.9	$214.8	$240.1

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2020	2019	2018
Apple Inc.	23%	22%	19%

19. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except share and per share amounts)	2020	2019	2018
Earnings from continuing operations	$2.9	$49.7	$65.6
Earnings (loss) from discontinued operations, net	3.7	(0.6)	2.1
Net earnings	$6.6	$49.1	$67.7

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.03	$0.55	$0.73
Earnings (loss) from discontinued operations, net	0.04	(0.01)	0.02
Net earnings	$0.07	$0.54	$0.75

Weighted-average shares outstanding	91,701,004	91,156,124	90,050,051

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.03	$0.53	$0.72
Earnings (loss) from discontinued operations, net	0.04	—	0.02
Net earnings	$0.07	$0.53	$0.74

Diluted weighted-average shares outstanding	92,883,138	93,439,023	91,194,747

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the years ended December 31, 2020, 2019, and 2018, the weighted-average number of anti-dilutive potential common shares excluded from the calculation of diluted earnings per share above was 3,924,692, 2,764,092, and 4,346,400, respectively.

20. Quarterly Data (Unaudited)

(in millions, except per share amounts)			Continuing Operations			Net Earnings (Loss)
Quarter	Revenues	Gross Profit	Earnings (Loss)	Per Share - Basic	Per Share - Diluted	Earnings (Loss)	Per Share - Basic	Per Share - Diluted
2020
First	$163.1	$56.2	$(12.8)	$(0.14)	$(0.14)	$(9.1)	$(0.10)	$(0.10)
Second	152.2	47.8	(19.5)	(0.21)	(0.21)	(19.5)	(0.21)	(0.21)
Third	205.8	75.2	5.6	0.06	0.06	5.6	0.06	0.06
Fourth	243.2	92.0	29.6	0.32	0.32	29.6	0.32	0.32

2019
First	$179.8	$68.5	$(2.7)	$(0.03)	$(0.03)	$(2.7)	$(0.03)	$(0.03)
Second	205.2	76.4	5.9	0.06	0.06	5.9	0.06	0.06
Third	235.9	93.5	25.4	0.28	0.27	25.4	0.28	0.27
Fourth	233.9	89.6	21.1	0.23	0.22	20.5	0.22	0.21

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019, and 2018

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2020
Allowance for Doubtful Accounts	$0.8	0.8	—	$1.6
Year Ended December 31, 2019
Allowance for Doubtful Accounts	$0.6	0.3	(0.1)	$0.8
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$0.7	(0.1)	—	$0.6
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2020
Deferred Tax Valuation Allowance	$85.3	12.7	—	$98.0
Year Ended December 31, 2019
Deferred Tax Valuation Allowance	$131.2	—	(45.9)	$85.3
Year Ended December 31, 2018
Deferred Tax Valuation Allowance	$99.7	31.5	—	$131.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2020.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2021 Proxy Statement and is incorporated in this Item 10 by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2021 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2021 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	9,193,199	$17.94	11,846,218
Equity compensation plans not approved by stockholders	—	—	—
Total	9,193,199	$17.94	11,846,218

(1)Column (a) consists of shares issuable pursuant to outstanding restricted stock units, SSARs, performance share units, and stock option awards under the Company’s 2018 Equity and Cash Incentive Plan, 2016 Equity and Cash Incentive Plan, and 2014 Equity and Cash Incentive Plan. No further awards may be made under the 2014 Equity and Cash Incentive Plan or the 2016 Equity and Cash Incentive Plan. Restricted stock units and performance share units are not reflected in the weighted-average exercise price in column (b).

(2)Column (c) consists of shares available for future issuance under the 2018 Equity and Cash Incentive Plan. The 2018 Equity and Cash Incentive Plan provides for stock options and SSAR grants, restricted stock awards, restricted stock unit awards, unrestricted stock awards, performance share awards, cash performance awards, and deferred stock units. Shares subject to stock options and SSARs will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by one share for every one share granted. Performance share awards, restricted stock, unrestricted stock, restricted stock units that are settled in shares of common stock, and deferred stock units will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by 1.75 shares for every one share awarded. Cash performance awards do not count against the pool of available shares. The number of shares earned when an award is exercised, vested, or is paid out will count against the pool of available shares, including shares withheld to pay taxes or an option’s exercise price. Shares subject to an award under the 2018 Equity and Cash Incentive Plan, 2016 Equity and Cash Incentive Plan, and the 2014 Equity and Cash Incentive Plan that are canceled, terminated, forfeited, or that expire will be available for reissuance under the 2018 Equity and Cash Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2021 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2021 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)The following documents are filed as part of this report:

(1) Financial Statements:
•The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules:
•The following financial statement schedule is set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. All other schedules have been omitted because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Second Amended and Restated By-laws of Knowles Corporation	10-Q	001-36102	7/30/2019	3.2
3.3	Third Amended and Restated By-laws of Knowles Corporation	8-K	001-36102	5/19/2020	3.1
4.1	Indenture between Knowles Corporation and U.S. Bank National Association, as trustee, dated May 4, 2016	8-K	001-36102	5/4/2016	4.1
4.2	Form of 3.25% Convertible Senior Note due 2021 (included in Exhibit 4.1)	8-K	001-36102	5/4/2016	4.2
4.3	Description of Securities					X
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan, as amended and restated effective April 27, 2020	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan, as amended and restated effective April 27, 2020	8-K	001-36102	5/1/2020	10.3
10.3†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.4†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.5†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8
10.6†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.7†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.8†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.9†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.10†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.11†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.12†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.13†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.14†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17

10.15	Purchase Agreement between Knowles Corporation and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, dated April 28, 2016	8-K	001-36102	5/4/2016	10.1
10.16	Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.2
10.17	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.3
10.18	Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016	8-K	001-36102	5/4/2016	10.4
10.19	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016	8-K	001-36102	5/4/2016	10.5
10.20	Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.6
10.21	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.7
10.22	Convertible Note Hedge Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.1
10.23	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.2
10.24	Convertible Note Hedge Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016	8-K	001-36102	5/13/2016	10.3
10.25	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016	8-K	001-36102	5/13/2016	10.4
10.26	Convertible Note Hedge Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.5
10.27	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.6
10.28†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.29†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.30†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16
10.31†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.32†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.33†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37

10.34†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.35†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.36†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.37	Credit Agreement dated as of September 4, 2020, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	9/8/2020	10.1
10.38†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.39†	Knowles Corporation 2018 Equity and Cash Incentive Plan, filed as Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/14/2018	Appendix B
10.40†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.41†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.42†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.43†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.44†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.45†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.46†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements					X
104	Cover Page Interactive Data File (embedded within Inline XBRL documents and included in Exhibit 101)					X

†	Indicates the exhibit is a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 10, 2021

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2021
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2021
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 10, 2021
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 10, 2021
Donald Macleod
/s/ KEITH L. BARNES	Director	February 10, 2021
Keith L. Barnes
/s/ HERMANN EUL	Director	February 10, 2021
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 10, 2021
Didier Hirsch
/s/ RONALD JANKOV	Director	February 10, 2021
Ronald Jankov
/s/ YE JANE LI	Director	February 10, 2021
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 10, 2021
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 10, 2021
Michael S. Wishart