Form 10-Q
period 2021-03-31
Knowles Corp
filed 2021-04-27
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 23, 2021 was 92,793,450.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$201.0	$163.1
Cost of goods sold	123.0	105.5
Restructuring charges - cost of goods sold	—	1.4
Gross profit	78.0	56.2
Research and development expenses	23.3	25.7
Selling and administrative expenses	36.2	36.2
Restructuring charges	0.2	3.9
Operating expenses	59.7	65.8
Operating earnings (loss)	18.3	(9.6)
Interest expense, net	4.0	3.7
Other income, net	(0.9)	(2.7)
Earnings (loss) before income taxes and discontinued operations	15.2	(10.6)
Provision for income taxes	2.7	2.2
Earnings (loss) from continuing operations	12.5	(12.8)
Earnings from discontinued operations, net	—	3.7
Net earnings (loss)	$12.5	$(9.1)

Earnings (loss) per share from continuing operations:
Basic	$0.14	$(0.14)
Diluted	$0.13	$(0.14)

Earnings per share from discontinued operations:
Basic	$—	$0.04
Diluted	$—	$0.04

Net earnings (loss) per share:
Basic	$0.14	$(0.10)
Diluted	$0.13	$(0.10)

Weighted-average common shares outstanding:
Basic	92,263,705	91,795,980
Diluted	94,983,586	91,795,980
See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$12.5	$(9.1)

Other comprehensive loss, net of tax

Foreign currency translation	(3.6)	(7.5)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	(0.1)
Net change in employee benefit plans	0.2	(0.1)

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(0.8)	(1.2)
Net (gains) losses reclassified into earnings	(1.0)	0.1
Total cash flow hedges	(1.8)	(1.1)

Other comprehensive loss, net of tax	(5.2)	(8.7)

Comprehensive earnings (loss)	$7.3	$(17.8)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$181.6	$147.8
Receivables, net of allowances of $1.6	114.7	131.4
Inventories, net	142.3	130.1
Prepaid and other current assets	12.0	10.3
Total current assets	450.6	419.6
Property, plant, and equipment, net	183.6	191.5
Goodwill	910.0	910.0
Intangible assets, net	75.4	78.7
Operating lease right-of-use assets	21.5	23.3
Other assets and deferred charges	34.2	31.8
Total assets	$1,675.3	$1,654.9

Current liabilities:
Current maturities of long-term debt	$167.3	$165.1
Accounts payable	81.0	70.3
Accrued compensation and employee benefits	22.5	30.4
Operating lease liabilities	10.0	10.2
Other accrued expenses	19.2	18.6
Federal and other taxes on income	2.2	2.7
Total current liabilities	302.2	297.3
Deferred income taxes	2.0	2.0
Long-term operating lease liabilities	16.6	18.7
Other liabilities	30.5	32.8
Liabilities of discontinued operations	0.3	0.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 93,837,670 and 92,759,307 shares issued and outstanding at March 31, 2021, respectively, and 92,689,912 and 91,611,549 shares issued and outstanding at December 31, 2020, respectively	0.9	0.9
Treasury stock - at cost; 1,078,363 shares at March 31, 2021 and December 31, 2020	(16.2)	(16.2)
Additional paid-in capital	1,600.7	1,587.8
Accumulated deficit	(156.0)	(168.5)
Accumulated other comprehensive loss	(105.7)	(100.5)
Total stockholders' equity	1,323.7	1,303.5
Total liabilities and stockholders' equity	$1,675.3	$1,654.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	$0.9	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	12.5	—	12.5
Other comprehensive loss, net of tax	—	—	—	—	(5.2)	(5.2)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Common stock issued for exercise of stock options	—	—	8.4	—	—	8.4
Tax on restricted and performance stock unit vesting	—	—	(6.6)	—	—	(6.6)
Balance at March 31, 2021	$0.9	$(16.2)	$1,600.7	$(156.0)	$(105.7)	$1,323.7

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(9.1)	—	(9.1)
Other comprehensive loss, net of tax	—	—	—	—	(8.7)	(8.7)
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	3.5	—	—	3.5
Common stock issued for exercise of stock options and other	—	—	0.4	—	—	0.4
Tax on restricted and performance stock unit vesting	—	—	(5.8)	—	—	(5.8)
Balance at March 31, 2020	$0.9	$(15.0)	$1,572.8	$(184.2)	$(120.7)	$1,253.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net earnings (loss)	$12.5	$(9.1)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	15.1	15.3
Stock-based compensation	11.1	3.5
Non-cash interest expense and amortization of debt issuance costs	2.3	2.1
Write-off of fixed assets	—	1.3
(Gain) loss on disposal of fixed assets	(0.3)	0.1
Deferred income taxes	—	(0.5)
Other, net	(1.5)	(4.1)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	16.6	38.8
Inventories, net	(12.9)	(22.1)
Prepaid and other current assets	(3.3)	(5.6)
Accounts payable	10.8	(6.3)
Accrued compensation and employee benefits	(7.7)	(10.3)
Other accrued expenses	0.1	—
Accrued taxes	(0.9)	(2.9)
Other non-current assets and non-current liabilities	(2.2)	(1.7)
Net cash provided by (used in) operating activities	39.7	(1.5)

Investing Activities
Additions to property, plant, and equipment	(5.2)	(7.8)
Purchase of investments	(2.1)	—
Proceeds from the sale of property, plant, and equipment	0.3	—
Net cash used in investing activities	(7.0)	(7.8)

Financing Activities
Borrowings under revolving credit facility	—	100.0
Repurchase of common stock	—	(15.0)
Tax on restricted and performance stock unit vesting	(6.6)	(5.8)
Payments of finance lease obligations	(0.6)	(0.5)
Proceeds from exercise of stock-based awards	8.4	0.2
Net cash provided by financing activities	1.2	78.9

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)

Net increase in cash and cash equivalents	33.8	69.4
Cash and cash equivalents at beginning of period	147.8	78.4
Cash and cash equivalents at end of period	$181.6	$147.8

Supplemental information - cash paid for:
Income taxes	$4.5	$5.4
Interest	$0.4	$0.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic microphones and speakers, audio processing, and precision device solutions, serving the consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. The Company uses its leading position in SiSonicTM micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also a leader in acoustic components, high-end capacitors, and mmWave radio frequency solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2021 and 2020 were $2.5 million and $3.9 million, respectively. These non-cash amounts are not reflected as outflows to "Additions to property, plant, and equipment" within "Investing Activities" of the Consolidated Statements of Cash Flows for the respective periods.

Leases not yet Commenced - As of March 31, 2021, the Company has an operating lease for a research and development facility in Santa Clara, California that has not yet commenced with total fixed lease payments of approximately $5 million. The lease is expected to commence in fiscal 2021 with a lease term of approximately five years. The Company plans to sublet a significant portion of the facility due to the restructuring of the Intelligent Audio product line. During the third quarter of 2020, the Company determined a loss was probable and reasonably estimable under Accounting Standards Codification ("ASC") 450, Contingencies, based on its plans and the negative impact of the COVID-19 pandemic on market conditions. The resulting estimated liability of $2.2 million, which will reduce the operating lease right-of-use asset upon lease commencement, is recorded in Other liabilities on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under ASC 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company plans to adopt the standard using the modified retrospective method on January 1, 2022. The Company does not expect the standard to impact the Consolidated Financial Statements as all currently outstanding convertible instruments will mature prior to the adoption date. See Note 8. Borrowings for detail on the Company's outstanding convertible instruments.

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

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three Months Ended March 31, 2020
Revenues	$—
Operating income	—
Earnings from discontinued operations before taxes	—
Benefit from income taxes (1)	(3.7)
Earnings from discontinued operations, net of tax	$3.7
(1) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Discontinued operations had no impact on the Company's results of operations for the three months ended March 31, 2021.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	March 31, 2021	December 31, 2020
Liabilities of discontinued operations:
Federal and other taxes on income (1)	$0.3	$—
Total current liabilities	0.3	—
Other liabilities (1)	—	0.6
Total liabilities	$0.3	$0.6
(1) These accruals are attributable to an unrecognized tax benefit related to the Speaker and Receiver Product Line.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$93.2	$89.7
Work in progress	33.5	31.0
Finished goods	55.7	48.4
Subtotal	182.4	169.1
Less reserves	(40.1)	(39.0)
Total	$142.3	$130.1

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2021	December 31, 2020
Land	$7.9	$8.0
Buildings and improvements	116.4	111.9
Machinery, equipment, and other	550.6	562.8
Subtotal	674.9	682.7
Less accumulated depreciation	(491.3)	(491.2)
Total	$183.6	$191.5

Depreciation expense totaled $11.8 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2021.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2021		December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$1.0	$0.4	$1.0	$0.4
Patents	40.8	37.3	40.8	36.1
Customer relationships	12.0	5.7	12.0	5.2
Developed technology	36.5	8.2	36.5	6.7
Non-competition agreements	1.8	0.8	1.8	0.7
Total	92.1	52.4	92.1	49.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D (1)	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$75.4		$78.7
(1) The in-process research and development ("IPR&D") project is expected to be complete in 2021. Upon completion of the underlying project, IPR&D will be reclassified as a definite-lived intangible asset and amortized over its estimated useful life.

Amortization expense totaled $3.3 million for the three months ended March 31, 2021 and 2020. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2021	$9.7
2022	7.7
2023	7.1
2024	7.0
2025	6.6

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

No restructuring charges were recorded within Gross profit for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company recorded restructuring charges within Operating expenses of $0.2 million for severance pay and benefits.

During the three months ended March 31, 2020, the Company recorded restructuring charges of $1.4 million within Gross profit, primarily for fixed asset write-off costs directly associated with actions to restructure the Intelligent Audio product line. During the three months ended March 31, 2020, the Company also recorded restructuring charges of $3.9 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2021	2020
Audio	$0.2	$4.1
Precision Devices	—	—
Corporate	—	1.2
Total	$0.2	$5.3

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2020	$1.9	$0.7	$2.6
Restructuring charges	0.2	—	0.2
Payments	(0.9)	(0.2)	(1.1)
Balance at March 31, 2021	$1.2	$0.5	$1.7

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Other accrued expenses	$1.7	$2.4
Other liabilities	—	0.2
Total	$1.7	$2.6

8. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2021	December 31, 2020
3.25% convertible senior notes	$167.3	$165.1
Revolving credit facility	—	—
Total	167.3	165.1
Less current maturities	167.3	165.1
Total long-term debt	$—	$—

Total debt principal payments over the next five years are as follows:

(in millions)	Q2-Q4 2021	2022	2023	2024	2025
Debt principal payments	$172.5	$—	$—	$—	$—

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 each year and commenced on November 1, 2016.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of March 31, 2021, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	March 31, 2021	December 31, 2020
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(5.2)	(7.4)
Total	167.3	165.1
Less current maturities (1)	167.3	165.1
Long-term portion	$—	$—

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The total estimated fair value of the Notes at March 31, 2021 was $201.2 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the first quarter of 2021.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
(in millions)	2021	2020
3.25% coupon	$1.4	$1.4
Amortization of debt issuance costs	0.3	0.2
Amortization of debt discount	1.9	1.8
Total	$3.6	$3.4

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

Revolving Credit Facility

There were no revolving credit facility borrowings outstanding as of March 31, 2021 and December 31, 2020.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At March 31, 2021, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rates under the New Credit Facility will be, at the Borrowers' option (1) LIBOR (or, in the case of borrowings under the New Credit Facility denominated in Euro, EURIBOR) plus the rates per annum determined from time to time based on the total leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the New Credit Agreement) plus the Applicable Margin. The Applicable Margin for LIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%. Prior to the discontinuation of the relevant LIBOR reference rate on June 30, 2023, the Company and its lenders will agree on an ABR to address the replacement of LIBOR for the remaining life of the New Credit Facility.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Applicable Margin. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%.

There were no borrowings outstanding under the New Credit Facility during the three months ended March 31, 2021. The weighted-average interest rate on the Company's borrowings under the Prior Credit Facility was 3.09% for the three months ended March 31, 2020. The weighted-average commitment fee on the revolving lines of credit was 0.27% and 0.23% for the three months ended March 31, 2021 and 2020, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.6)	$—	$(3.6)	$(7.5)	$—	$(7.5)
Employee benefit plans	0.2	—	0.2	0.2	(0.3)	(0.1)
Changes in fair value of cash flow hedges	(1.9)	0.1	(1.8)	(1.2)	0.1	(1.1)
Total other comprehensive loss	$(5.3)	$0.1	$(5.2)	$(8.5)	$(0.2)	$(8.7)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2021 and 2020:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.8)	0.2	(3.6)	(5.2)
Balance at March 31, 2021	$(0.2)	$(21.9)	$(83.6)	$(105.7)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive loss, net of tax	(1.1)	(0.1)	(7.5)	(8.7)
Balance at March 31, 2020	$(0.6)	$(18.8)	$(101.3)	$(120.7)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other income, net	$0.2	$0.2
Tax	Provision for income taxes	—	(0.3)
Net of tax		$0.2	$(0.1)

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(1.3)	$0.1
Tax	Provision for income taxes	0.3	—
Net of tax		$(1.0)	$0.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company's ETR from continuing operations for the three months ended March 31, 2021 and 2020 was a 17.8% provision and a 20.8% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for the three months ended March 31, 2021 and 2020.

The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of our tax holidays in Malaysia for the three months ended March 31, 2021 was approximately $2.4 million, or $0.03 on a per share basis. The continuing operations benefit of these incentives for the three months ended March 31, 2020 was approximately $1.3 million, or $0.01 on a per share basis.

11. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $11.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

Stock Options and SSARs

The expense related to stock options granted in the three months ended March 31, 2021 and 2020 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.06%	1.42%
Dividend yield	—%	—%
Expected life (years)	4.5	4.3	to	4.5
Volatility	36.0%	38.8%	to	40.6%
Fair value at date of grant	$6.14	$5.56	to	$5.95

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2021 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	596,537	$22.72			5,765,903	$17.44
Granted	—	—			214,982	20.60
Exercised	—	—			(524,864)	15.92
Forfeited	—	—			(60,045)	16.54
Expired	(106,477)	22.17			(838,666)	29.53
Outstanding at March 31, 2021	490,060	$22.84	$—	1.4	4,557,310	$15.54	$24.6	3.3

Exercisable at March 31, 2021	490,060	$22.84	$—	1.4	3,566,031	$14.99	$21.2	2.6

There was no unrecognized compensation expense related to SSARs at March 31, 2021. At March 31, 2021, unrecognized compensation expense related to stock options not yet exercisable of $5.0 million is expected to be recognized over a weighted-average period of 1.8 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	1,909,786	$16.14
Granted	914,083	20.60
Vested (1)	(757,961)	15.79
Forfeited	(54,828)	17.22
Unvested at March 31, 2021	2,011,080	$18.23
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2021, $28.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense for the expected achievement of performance conditions as appropriate. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2021, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The COVID-19 pandemic brought on unique and unprecedented challenges to the Company, particularly in the hearing health and medtech markets. Many of the Company's executive compensation programs were affected, including outstanding PSU awards. Due to the impact of the COVID-19 pandemic on the Company’s overall business performance, effective February 8, 2021, the Company’s Compensation Committee approved certain modifications to PSUs granted in February 2018, 2019, and 2020.

For the awards granted in February 2018 (the “2018 PSUs”), the number of PSUs that may be earned and vest was originally based on the Company’s revenues and stock price performance over a three-year performance period. The modified award is based on the Company’s revenues and stock price performance over three separate one-year performance periods to isolate the impact of the COVID-19 pandemic on the Company's fiscal 2020 performance. In addition, the performance periods corresponding to fiscal 2018 and 2019 were weighted at 25% each while the performance period corresponding to fiscal 2020 was weighted at 50%, given the impact of fiscal 2020 performance on shareholders. Service conditions were not modified. The modification of the 2018 PSUs affected nine employees and resulted in total incremental compensation expense of $3.9 million, which was recognized in the first quarter of 2021 as there was no remaining service period. In February 2021, the 2018 PSUs were converted from 329,092 PSUs to 190,544 shares of common stock based on achievement of the modified conditions.

For the awards granted in February 2019 (the “2019 PSUs”), the number of PSUs that may be earned and vest was originally based on the Company's revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award is based on the Company’s revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over three separate one-year performance periods to isolate the impact of the COVID-19 pandemic on the Company's fiscal 2020 performance. Each period is weighted equally, as the Company expects to face challenges related to the COVID-19 pandemic in fiscal 2021. Service conditions were not modified. The modification of the 2019 PSUs affected eight employees and resulted in total incremental compensation expense of $2.4 million, which will be recognized over the remaining service period. Incremental compensation expense is subject to adjustment for the expected achievement of the performance condition based on fiscal 2021 revenues.

For the awards granted in February 2020 (the “2020 PSUs”), the number of PSUs that may be earned and vest was originally based on TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award replaces the S&P Semiconductor Select Industry Index with the Russell 2000 Index. The Company is a member of the Russell 2000 Index, which represents a broader, more diversified index that better aligns with the Company's strategy. Service conditions were not modified. The modification of the 2020 PSUs affected eight employees and resulted in total incremental compensation expense of $4.7 million, which will be recognized over the remaining service period.

The following table summarizes the Company's PSU activity for the three months ended March 31, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	920,973	$16.04
Granted	277,183	28.46
Vested (1)	(329,092)	13.75
Forfeited	(84,493)	17.16
Unvested at March 31, 2021	784,571	$21.27
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2021, $16.9 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.9 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2021	2020
Earnings (loss) from continuing operations	$12.5	$(12.8)
Earnings from discontinued operations, net	—	3.7
Net earnings (loss)	$12.5	$(9.1)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.14	$(0.14)
Earnings from discontinued operations, net	—	0.04
Net earnings (loss)	$0.14	$(0.10)

Weighted-average shares outstanding	92,263,705	91,795,980

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.13	$(0.14)
Earnings from discontinued operations, net	—	0.04
Net earnings (loss)	$0.13	$(0.10)

Diluted weighted-average shares outstanding	94,983,586	91,795,980

As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three months ended March 31, 2021 and 2020, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 1,768,440 and 5,381,017, respectively.

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

As previously disclosed, the Company is party to a representative action filed in the Superior Court of California, Los Angeles County under the Private Attorneys General Act, Consuelo Andrade, individually and on behalf of other similarly situated vs. Novacap LLC et al. (Case No. 20STCV21805). The complaint was filed on June 5, 2020 and, as amended, alleges that the Company incorrectly calculated overtime rate of pay, incorrectly paid overtime, and provided inaccurate wage statements, to certain non-exempt employees at the Company’s Valencia, California manufacturing facility in violation of California law. The action sought penalties, attorneys' fees, and other relief. After participating in voluntary mediation in February 2021, the parties agreed to a class-wide (except for employees who opt out) settlement, the amount of which was not material to our financial condition, results of operations, or cash flows. This settlement, if approved by the Court, would include settlement of all penalties under the Private Attorneys General Act, the California Labor Code, and other federal and state wage and hour statutes, attorneys’ fees and costs, class representative enhancements, and claims administration fees.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2021 and December 31, 2020.

14. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues:
Audio	$163.1	$120.1
Precision Devices	37.9	43.0
Total revenues	$201.0	$163.1

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$30.4	$(6.1)
Precision Devices	4.5	7.1
Total segments	34.9	1.0
Corporate expense / other	15.7	7.9
Interest expense, net	4.0	3.7
Earnings (loss) before income taxes and discontinued operations	15.2	(10.6)
Provision for income taxes	2.7	2.2
Earnings (loss) from continuing operations	$12.5	$(12.8)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2021	December 31, 2020
Audio	$1,497.3	$1,470.4
Precision Devices	173.6	179.2
Corporate / eliminations	4.4	5.3
Total	$1,675.3	$1,654.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2021	2020
Asia	$148.1	$109.7
United States	31.5	29.3
Europe	19.2	22.4
Other Americas	1.2	0.6
Other	1.0	1.1
Total	$201.0	$163.1

Receivables, net from contracts with customers were $105.0 million and $123.8 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our total remaining performance obligations are immaterial.

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

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global provider of advanced micro-acoustic microphones and speakers, audio processing, and precision device solutions, serving the consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. We use our leading position in SiSonic™ micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and mmWave radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

COVID-19 Impact

During 2020 and continuing into 2021, COVID-19, the most recently discovered coronavirus, spread throughout areas of the world where we operate. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. This has resulted in global business disruption, which has impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

We took various steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees. Such steps included, but were not limited to, significantly reducing employee travel; having office workers work remotely; suspending our share repurchase program; suspending annual wage increases; temporarily reducing salaries of employees, including the CEO and executive team; and reducing the cash compensation of our board of directors. Most restrictions have been lifted at our facilities and the majority of our office workers have now returned to working on-site. In locations where public health protocols have accommodated returning to work at our facilities, we implemented additional safety measures, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. During the third quarter of 2020, as our end markets began to show signs of recovery and we generated better than expected operating cash flow, we reinstated employee salaries including executive management salaries. We also restored the cash compensation for our board of directors and resumed the share repurchase program in the fourth quarter of 2020.

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

Results of Operations for the Three Months Ended March 31, 2021 compared with the Three Months Ended March 31, 2020

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Revenues	$201.0	$163.1

Gross profit	$78.0	$56.2
Non-GAAP gross profit	$78.4	$58.2

Earnings (loss) from continuing operations before interest and income taxes	$19.2	$(6.9)
Adjusted earnings from continuing operations before interest and income taxes	$34.3	$5.5

Provision for income taxes	$2.7	$2.2
Non-GAAP provision for income taxes	$4.4	$0.4

Earnings (loss) from continuing operations	$12.5	$(12.8)
Non-GAAP net earnings from continuing operations	$27.8	$3.2

Earnings (loss) per share from continuing operations - diluted	$0.13	$(0.14)
Non-GAAP diluted earnings per share from continuing operations	$0.29	$0.03

Revenues

Revenues for the first quarter of 2021 were $201.0 million, compared with $163.1 million for the first quarter of 2020, an increase of $37.9 million or 23.2%. Audio revenues increased $43.0 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher 2021 shipping volumes were driven by MEMS microphones in the computing, IoT, and mobile markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT and mobile markets have returned to pre-pandemic shipping volumes. Hearing health shipping volumes have also returned to pre-pandemic levels. The increased shipping volumes were partially offset by lower average pricing on mature products. PD revenues decreased $5.1 million, primarily due to lower demand from the defense and medtech markets, partially offset by an increase in the electric vehicle market. The defense and medtech markets have been negatively impacted by the COVID-19 pandemic during the first quarter of 2021.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2021 was $123.0 million, compared with $105.5 million for the first quarter of 2020, an increase of $17.5 million or 16.6%. This increase was primarily the result of higher shipping volumes, partially offset by the benefits of productivity initiatives and higher factory capacity utilization.

Restructuring Charges

During the first quarter of 2021, there were no restructuring charges recorded within Gross profit. We recorded restructuring charges of $0.2 million within Operating expenses for severance pay and benefits.

During the first quarter of 2020, we recorded restructuring charges of $1.4 million within Gross profit, primarily for fixed asset write-off costs directly associated with actions to restructure the Intelligent Audio product line. We also recorded restructuring charges of $3.9 million within Operating expenses, primarily for actions associated with rationalizing the workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2021 was $78.0 million, compared with $56.2 million for the first quarter of 2020, an increase of $21.8 million or 38.8%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2021 was 38.8%, compared with 34.5% for the first quarter of 2020. The increases were primarily due to higher shipping volumes, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products. Our 2020 plant productivity was negatively impacted by the disruptions caused by the COVID-19 pandemic.

Non-GAAP gross profit for the first quarter of 2021 was $78.4 million, compared with $58.2 million for the first quarter of 2020, an increase of $20.2 million or 34.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2021 was 39.0%, compared with 35.7% for the first quarter of 2020. The increases were primarily due to higher shipping volumes, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products. Our 2020 plant productivity was negatively impacted by the disruptions caused by the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses for the first quarter of 2021 were $23.3 million, compared with $25.7 million for the first quarter of 2020, a decrease of $2.4 million or 9.3%. Research and development expenses as a percentage of revenues for the first quarter of 2021 and 2020 were 11.6% and 15.8%, respectively. The decrease in expenses was primarily driven by lower operating costs in our Audio segment as a result of headcount reductions in our Intelligent Audio product line, partially offset by higher incentive compensation costs and increased spending in MEMS microphones. The decrease in expenses as a percentage of revenues was primarily due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2021 were consistent with the first quarter of 2020. Selling and administrative expenses as a percentage of revenues for the first quarter of 2021 and 2020 were 18.0% and 22.2%, respectively. Stock-based compensation expense in 2021 increased due to certain modifications made to previously granted performance share units ("PSU's") due to the impacts of the COVID-19 pandemic, while stock-based compensation expense in 2020 was lower due to a change in estimated attainment of certain performance targets for the PSU awards due to the negative impacts of the COVID-19 pandemic. For additional information on stock-based compensation expense, refer to Note 11. Equity Incentive Program to our Consolidated Financial Statements. The stock-based compensation expense increase was primarily offset by decreases in our legal, compensation, and travel expenses. Legal expenses decreased due to reduced activity related to the protection of our intellectual property. The decrease in compensation and travel expenses was primarily driven by operating cost reduction efforts and our prior year restructuring actions, which were implemented to minimize the negative impact of the COVID-19 pandemic. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Interest Expense, net

Interest expense for the first quarter of 2021 was $4.0 million, compared with $3.7 million for the first quarter of 2020, an increase of $0.3 million. The increase in interest expense is primarily due to higher amortization of debt discount and issuance costs. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the first quarter of 2021 was $0.9 million, compared with income of $2.7 million for the first quarter of 2020, a change of $1.8 million. The change is primarily due to the impacts from foreign currency exchange rate changes.
Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2021 was a 17.8% provision, compared with a 20.8% provision for the first quarter of 2020. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the first quarter of 2021 and 2020.

The non-GAAP ETR from continuing operations for the first quarter of 2021 was a 13.7% provision, compared with an 11.1% provision for the first quarter of 2020. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

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

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the first quarter of 2021 was $12.5 million, compared with a $12.8 million loss for the first quarter of 2020, an increase of $25.3 million. As described above, the increase is primarily due to higher revenues, higher gross profit margin, and lower operating expenses.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the first quarter of 2021 was $19.2 million, compared with a $6.9 million loss before interest and income taxes from continuing operations for the first quarter of 2020, an increase of $26.1 million. The increase in EBIT was primarily due to higher revenues, higher gross profit margin, and lower operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the first quarter of 2021 was $34.3 million, compared with $5.5 million for the first quarter of 2020, an increase of $28.8 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2021 was 17.1%, compared with 3.4% for the first quarter of 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher revenues, higher non-GAAP gross profit margin, and lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $3.7 million in the first quarter of 2020 compared with no impact in the first quarter of 2021. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.13 for the first quarter of 2021, compared with a $0.14 loss per share for the first quarter of 2020, an increase of $0.27. As described above, the increase is primarily due to higher gross profit and lower operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.29 for the first quarter of 2021, compared with earnings of $0.03 for the first quarter of 2020, an increase of $0.26. As described above, the increase is primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except share and per share amounts)	2021	2020
Gross profit	$78.0	$56.2
Stock-based compensation expense	0.4	0.5
Restructuring charges	—	1.4
Production transfer costs (2)	—	0.1
Non-GAAP gross profit	$78.4	$58.2

Earnings (loss) from continuing operations	$12.5	$(12.8)
Interest expense, net	4.0	3.7
Provision for income taxes	2.7	2.2
Earnings (loss) from continuing operations before interest and income taxes	19.2	(6.9)
Stock-based compensation expense	11.1	3.5
Intangibles amortization expense	3.3	3.3
Restructuring charges	0.2	5.3
Production transfer costs (2)	—	0.1
Other (3)	0.5	0.2
Adjusted earnings from continuing operations before interest and income taxes	$34.3	$5.5

Interest expense, net	$4.0	$3.7
Interest expense, net non-GAAP reconciling adjustments (4)	1.9	1.8
Non-GAAP interest expense	$2.1	$1.9

Provision for income taxes	$2.7	$2.2
Income tax effects of non-GAAP reconciling adjustments (5)	1.7	(1.8)
Non-GAAP provision for income taxes	$4.4	$0.4

Earnings (loss) from continuing operations	$12.5	$(12.8)
Non-GAAP reconciling adjustments (6)	15.1	12.4
Interest expense, net non-GAAP reconciling adjustments (4)	1.9	1.8
Income tax effects of non-GAAP reconciling adjustments (5)	1.7	(1.8)
Non-GAAP net earnings from continuing operations	$27.8	$3.2

Diluted earnings (loss) per share from continuing operations	$0.13	$(0.14)
Earnings per share non-GAAP reconciling adjustment	0.16	0.17
Non-GAAP diluted earnings per share from continuing operations	$0.29	$0.03

Diluted average shares outstanding	94,983,586	91,795,980
Non-GAAP adjustment (7)	754,450	3,180,724
Non-GAAP diluted average shares outstanding (7)	95,738,036	94,976,704

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
(3)    In 2021, Other expenses represent the ongoing net lease cost (income) related to facilities not used in operations. In 2020, Other expenses represent expenses related to shareholder activism.
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

Segment Results of Operations for the Three Months Ended March 31, 2021 compared with the Three Months Ended March 31, 2020

The following is a summary of the results of operations of our two reportable segments: Audio and Precision Devices.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings (loss) from continuing operations before interest and income taxes to our consolidated earnings (loss) from continuing operations.

Audio

	Three Months Ended March 31,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$163.1		$120.1

Earnings (loss) from continuing operations before interest and income taxes	$30.4	18.6%	$(6.1)	NM (2)
Stock-based compensation expense	3.1		3.4
Intangibles amortization expense	2.8		2.6
Restructuring charges	0.2		4.1
Other (1)	0.4		—
Adjusted earnings from continuing operations before interest and income taxes	$36.9	22.6%	$4.0	3.3%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.
(2) Not meaningful.

Revenues

Revenues were $163.1 million for the first quarter of 2021, compared with $120.1 million for the first quarter of 2020, an increase of $43.0 million or 35.8%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher 2021 shipping volumes were driven by MEMS microphones in the computing, IoT, and mobile markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT and mobile markets have returned to pre-pandemic shipping volumes. Hearing health shipping volumes have also returned to pre-pandemic levels. The increased shipping volumes were partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $30.4 million for the first quarter of 2021, compared with a loss of $6.1 million for the first quarter of 2020, an increase of $36.5 million. The increases were primarily due to higher revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, lower operating costs, and a reduction in restructuring charges. The gross profit margin increase was driven by higher shipping volumes, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line, which optimized the workforce. Our 2020 plant productivity was negatively impacted by the disruptions caused by the COVID-19 pandemic.

Adjusted EBIT was $36.9 million for the first quarter of 2021, compared with $4.0 million for the first quarter of 2020, an increase of $32.9 million. Adjusted EBIT margin for the first quarter of 2021 was 22.6%, compared to 3.3% for the first quarter of 2020. The increases were primarily due to higher revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, and lower operating costs. The gross profit margin increase was driven by higher shipping volumes, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line, which optimized the workforce. Our 2020 plant productivity was negatively impacted by the disruptions caused by the COVID-19 pandemic.

Precision Devices

	Three Months Ended March 31,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$37.9		$43.0

Earnings from continuing operations before interest and income taxes	$4.5	11.9%	$7.1	16.5%
Stock-based compensation expense	0.8		0.1
Intangibles amortization expense	0.5		0.7
Production transfer costs (1)	—		0.1
Adjusted earnings from continuing operations before interest and income taxes	$5.8	15.3%	$8.0	18.6%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

Revenues

Revenues were $37.9 million for the first quarter of 2021, compared with $43.0 million for the first quarter of 2020, a decrease of $5.1 million or 11.9%. Revenues decreased primarily due to lower demand from the defense and medtech markets, partially offset by an increase in the electric vehicle market. The defense and medtech markets have been negatively impacted by the COVID-19 pandemic during the first quarter of 2021.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $4.5 million for the first quarter of 2021, compared with $7.1 million for the first quarter of 2020, a decrease of $2.6 million. EBIT margin for the first quarter of 2021 was 11.9%, compared to 16.5% for the first quarter of 2020. The decreases were primarily driven by lower shipping volumes, increased stock-based compensation expense, and lower factory capacity utilization, partially offset by the benefits of productivity initiatives.

Adjusted EBIT was $5.8 million for the first quarter of 2021, compared with $8.0 million for the first quarter of 2020, a decrease of $2.2 million. Adjusted EBIT margin for the first quarter of 2021 was 15.3%, compared with 18.6% for the first quarter of 2020. The decreases were primarily driven by lower shipping volumes and lower factory capacity utilization, partially offset by the benefits of productivity initiatives.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021.

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

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $181.6 million and $147.8 million at March 31, 2021 and December 31, 2020, respectively. Of these amounts, cash held by our non-U.S. operations totaled $134.0 million and $101.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$39.7	$(1.5)
Investing activities	(7.0)	(7.8)
Financing activities	1.2	78.9
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net increase in cash and cash equivalents	$33.8	$69.4

Operating Activities

Cash provided by operating activities in 2021 increased $41.2 million compared to 2020, primarily due to an improvement in net earnings, which was largely driven by higher revenues, improved gross profit margins, and lower operating expenses. In addition, cash provided by the net sum of favorable changes in accounts payable, inventories, and accounts receivable were higher in the first quarter of 2021 compared to the first quarter of 2020.

Investing Activities

The cash used in investing activities during 2021 was primarily driven by capital expenditures to support product innovation and cost savings. The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion.

In 2021, we expect capital expenditures to be in the range of 5.0% to 7.0% of revenues.

Financing Activities

Cash provided by financing activities during 2021 is primarily related to the net proceeds of $8.4 million from the exercise of options, partially offset by the $6.6 million payment of taxes related to net share settlement of equity awards. Cash provided by financing activities during 2020 is primarily related to the borrowings under our revolving credit facility of $100.0 million, partially offset by the $15.0 million of repurchases of common stock and the $5.8 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 13. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	March 31, 2021	December 31, 2020
3.25% convertible senior notes	$167.3	$165.1
Revolving credit facility	—	—
Total	167.3	165.1
Less current maturities	167.3	165.1
Total long-term debt	$—	$—

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

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and our total leverage ratio. Based upon our total leverage ratio, our borrowing rate could range from LIBOR + 1.50% to LIBOR + 2.50%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%. At March 31, 2021, we were in compliance with all covenants under these facilities.

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

The information concerning our critical accounting policies can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 10, 2021. There are no material changes in our previously reported critical accounting policies.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of our exposure to market risk as of December 31, 2020, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021. As of March 31, 2021, the remaining amount authorized for share repurchases was $83.8 million.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 27, 2021	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)