Form 10-Q
period 2021-06-30
Knowles Corp
filed 2021-07-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 26, 2021 was 91,986,498.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$199.8	$152.2	$400.8	$315.3
Cost of goods sold	116.1	103.5	239.1	209.0
Restructuring charges - cost of goods sold	—	0.9	—	2.3
Gross profit	83.7	47.8	161.7	104.0
Research and development expenses	24.6	22.6	47.9	48.3
Selling and administrative expenses	36.7	31.1	72.9	67.3
Restructuring charges	0.1	6.5	0.3	10.4
Operating expenses	61.4	60.2	121.1	126.0
Operating earnings (loss)	22.3	(12.4)	40.6	(22.0)
Interest expense, net	4.1	4.1	8.1	7.8
Other (income) expense, net	(0.6)	1.9	(1.5)	(0.8)
Earnings (loss) before income taxes and discontinued operations	18.8	(18.4)	34.0	(29.0)
Provision for income taxes	1.4	1.1	4.1	3.3
Earnings (loss) from continuing operations	17.4	(19.5)	29.9	(32.3)
Earnings from discontinued operations, net	0.2	—	0.2	3.7
Net earnings (loss)	$17.6	$(19.5)	$30.1	$(28.6)

Earnings (loss) per share from continuing operations:
Basic	$0.19	$(0.21)	$0.32	$(0.35)
Diluted	$0.18	$(0.21)	$0.31	$(0.35)

Earnings per share from discontinued operations:
Basic	$—	$—	$0.01	$0.04
Diluted	$0.01	$—	$0.01	$0.04

Net earnings (loss) per share:
Basic	$0.19	$(0.21)	$0.33	$(0.31)
Diluted	$0.19	$(0.21)	$0.32	$(0.31)

Weighted-average common shares outstanding:
Basic	92,493,220	91,589,156	92,379,097	91,721,440
Diluted	94,905,503	91,589,156	95,048,241	91,721,440
See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$17.6	$(19.5)	$30.1	$(28.6)

Other comprehensive earnings (loss), net of tax

Foreign currency translation	0.9	3.4	(2.7)	(4.1)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.4	0.3	0.6	0.2
Net change in employee benefit plans	0.4	0.3	0.6	0.2

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	0.5	0.3	(0.3)	(0.9)
Net (gains) losses reclassified into earnings	(0.5)	0.3	(1.5)	0.4
Total cash flow hedges	—	0.6	(1.8)	(0.5)

Other comprehensive earnings (loss), net of tax	1.3	4.3	(3.9)	(4.4)

Comprehensive earnings (loss)	$18.9	$(15.2)	$26.2	$(33.0)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$94.2	$147.8
Receivables, net of allowances of $1.5 and $1.6	116.8	131.4
Inventories, net	162.4	130.1
Prepaid and other current assets	11.6	10.3
Total current assets	385.0	419.6
Property, plant, and equipment, net	190.2	191.5
Goodwill	941.4	910.0
Intangible assets, net	106.0	78.7
Operating lease right-of-use assets	22.8	23.3
Other assets and deferred charges	36.5	31.8
Total assets	$1,681.9	$1,654.9

Current liabilities:
Current maturities of long-term debt	$169.5	$165.1
Accounts payable	72.7	70.3
Accrued compensation and employee benefits	30.2	30.4
Operating lease liabilities	11.1	10.2
Other accrued expenses	18.3	18.6
Federal and other taxes on income	—	2.7
Total current liabilities	301.8	297.3
Deferred income taxes	2.0	2.0
Long-term operating lease liabilities	18.1	18.7
Other liabilities	27.9	32.8
Liabilities of discontinued operations	—	0.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 94,075,885 and 91,986,398 shares issued and outstanding at June 30, 2021, respectively, and 92,689,912 and 91,611,549 shares issued and outstanding at December 31, 2020, respectively	0.9	0.9
Treasury stock - at cost; 2,089,487 and 1,078,363 shares at June 30, 2021 and December 31, 2020, respectively	(36.2)	(16.2)
Additional paid-in capital	1,610.2	1,587.8
Accumulated deficit	(138.4)	(168.5)
Accumulated other comprehensive loss	(104.4)	(100.5)
Total stockholders' equity	1,332.1	1,303.5
Total liabilities and stockholders' equity	$1,681.9	$1,654.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2021	$0.9	$(16.2)	$1,600.7	$(156.0)	$(105.7)	$1,323.7
Net earnings	—	—	—	17.6	—	17.6
Other comprehensive earnings, net of tax	—	—	—	—	1.3	1.3
Repurchase of common stock	—	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	7.4	—	—	7.4
Common stock issued for exercise of stock options	—	—	2.1	—	—	2.1
Balance at June 30, 2021	$0.9	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2020	$0.9	$(15.0)	$1,572.8	$(184.2)	$(120.7)	$1,253.8
Net loss	—	—	—	(19.5)	—	(19.5)
Other comprehensive earnings, net of tax	—	—	—	—	4.3	4.3
Stock-based compensation expense	—	—	4.1	—	—	4.1
Common stock issued for exercise of stock options	—	—	1.3	—	—	1.3
Tax on restricted and performance stock unit vesting	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	$0.9	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Repurchase of common stock	—	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	18.5	—	—	18.5
Common stock issued for exercise of stock options	—	—	10.5	—	—	10.5
Tax on restricted and performance stock unit vesting	—	—	(6.6)	—	—	(6.6)
Balance at June 30, 2021	$0.9	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(28.6)	—	(28.6)
Other comprehensive loss, net of tax	—	—	—	—	(4.4)	(4.4)
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Common stock issued for exercise of stock options and other	—	—	1.7	—	—	1.7
Tax on restricted and performance stock unit vesting	—	—	(6.0)	—	—	(6.0)
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net earnings (loss)	$30.1	$(28.6)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	30.8	30.5
Stock-based compensation	18.5	7.6
Non-cash interest expense and amortization of debt issuance costs	4.7	4.3
Write-off of fixed assets	—	1.7
Gain on disposal of fixed assets	(0.1)	—
Deferred income taxes	(0.7)	(1.0)
Other, net	(1.2)	(2.2)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	17.5	58.1
Inventories, net	(30.0)	(22.1)
Prepaid and other current assets	(2.9)	(2.6)
Accounts payable	2.8	(10.9)
Accrued compensation and employee benefits	(0.9)	(10.2)
Other accrued expenses	0.3	3.6
Accrued taxes	(3.3)	(2.8)
Other non-current assets and non-current liabilities	(4.6)	(0.4)
Net cash provided by operating activities	61.0	25.0

Investing Activities
Acquisitions of business (net of cash acquired)	(78.6)	—
Additions to property, plant, and equipment	(16.0)	(14.6)
Purchase of investments	(3.5)	—
Proceeds from the sale of investments	0.4	—
Proceeds from the sale of property, plant, and equipment	0.4	—
Net cash used in investing activities	(97.3)	(14.6)

Financing Activities
Borrowings under revolving credit facility	—	100.0
Repurchase of common stock	(20.0)	(15.0)
Tax on restricted and performance stock unit vesting	(6.6)	(6.0)
Payments of finance lease obligations	(1.2)	(0.9)
Proceeds from exercise of stock-based awards	10.5	1.5
Net cash (used in) provided by financing activities	(17.3)	79.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)

Net (decrease) increase in cash and cash equivalents	(53.6)	89.9
Cash and cash equivalents at beginning of period	147.8	78.4
Cash and cash equivalents at end of period	$94.2	$168.3

Supplemental information - cash paid for:
Income taxes	$8.4	$8.2
Interest	$3.6	$4.1

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic microphones and speakers, audio processing, and precision device solutions, serving the consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. The Company uses its leading position in SiSonicTM micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. Knowles is also a leader in acoustic components, high-end capacitors, and radio frequency ("RF") solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enable the Company to deliver innovative solutions that optimize the user experience. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

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

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC"), a manufacturer of RF filters. See Note 4. Acquisition for additional information related to the transaction.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2021, the Company repurchased 1,011,124 shares of common stock for a total of $20.0 million.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2021 and 2020 were $1.5 million and $3.3 million, respectively. These non-cash amounts are not reflected as outflows to "Additions to property, plant, and equipment" within "Investing Activities" of the Consolidated Statements of Cash Flows for the respective periods.

Leases - The Company's operating lease for a research and development facility in Santa Clara, California commenced during the second quarter of 2021, resulting in the recognition of operating lease liabilities of $4.0 million and right-of-use assets of $2.4 million. During the third quarter of 2020, the Company determined a loss was probable and reasonably estimable under Accounting Standards Codification ("ASC") 450, Contingencies, based on its plan to sublet a significant portion of the facility and the negative impact of the COVID-19 pandemic on market conditions. The resulting estimated liability of $2.2 million, which was recorded in Other liabilities on the Consolidated Balance Sheets as of December 31, 2020, reduced the right-of-use asset upon lease commencement.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under ASC 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company plans to adopt the standard using the modified retrospective method on January 1, 2022. The Company does not expect the standard to impact the Consolidated Financial Statements as all currently outstanding convertible instruments will mature prior to the adoption date. See Note 9. Borrowings for detail on the Company's outstanding convertible instruments.

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

Summarized results of the Company's discontinued operations are as follows:

(in millions)	Three and Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues	$—	$—
Operating income	—	—
Earnings from discontinued operations before taxes	—	—
Benefit from income taxes (1)	(0.2)	(3.7)
Earnings from discontinued operations, net of tax	$0.2	$3.7
(1) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2020
Liabilities of discontinued operations:
Other liabilities (1)	$0.6
Total liabilities	$0.6
(1) This accrual was attributable to an unrecognized tax benefit related to the Speaker and Receiver Product Line.

Discontinued operations had no impact on the Company's results of operations for the three months ended June 30, 2020. There were no assets and liabilities of discontinued operations as of June 30, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Acquisition

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of IMC for $80.8 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the Precision Devices (“PD”) segment. Included in the Consolidated Statements of Earnings are IMC’s revenues and loss before income taxes of $1.4 million and $1.5 million, respectively, from the date of acquisition through June 30, 2021.

The table below represents a preliminary allocation of the purchase price to net assets acquired as of May 3, 2021:

(in millions)
Cash	$2.2
Receivables	3.0
Inventories	2.6
Property, plant, and equipment	8.3
Customer relationships	27.7
Developed technology	5.2
Trademarks and other amortized intangible assets	1.6
Goodwill	31.4
Assumed current liabilities	(1.2)
Total purchase price	$80.8

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

The fair value for customer relationships was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of expected future cash flows less charges representing the contribution of other assets to those cash flows. The fair value for developed technology was determined using the relief from royalty method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of customer relationships and developed technology include revenue growth rates, customer attrition rates, royalty rates, discount rates, and technology obsolescence rates. Discount rates of 13.0% and 14.0% were applied to the expected future cash flows to reflect the risk related to customer relationships and developed technology, respectively. Customer relationships and developed technology will be amortized on a straight-line basis over estimated useful lives of 8 years and 10 years, respectively.

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

Pro-forma financial information for the three and six months ended June 30, 2021 and 2020 has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$89.1	$89.7
Work in progress	35.8	31.0
Finished goods	74.6	48.4
Subtotal	199.5	169.1
Less reserves	(37.1)	(39.0)
Total	$162.4	$130.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2021	December 31, 2020
Land	$13.2	$8.0
Buildings and improvements	118.4	111.9
Machinery, equipment, and other	563.7	562.8
Subtotal	695.3	682.7
Less accumulated depreciation	(505.1)	(491.2)
Total	$190.2	$191.5

Depreciation expense totaled $11.8 million and $12.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense totaled $23.6 million and $24.0 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2021 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2020	$878.8	$31.2	$910.0
Acquisition	—	31.4	31.4
Balance at June 30, 2021	$878.8	$62.6	$941.4

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2021		December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.4	$1.0	$0.4
Patents	40.8	38.4	40.8	36.1
Customer relationships	39.7	6.7	12.0	5.2
Developed technology	41.7	9.8	36.5	6.7
Other	2.4	1.0	1.8	0.7
Total	126.6	56.3	92.1	49.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D (1)	3.7		3.7
Total	35.7		35.7
Total intangible assets, net	$106.0		$78.7
(1) The in-process research and development ("IPR&D") project is expected to be complete in 2021. Upon completion of the underlying project, IPR&D will be reclassified as a definite-lived intangible asset and amortized over its estimated useful life.

Amortization expense totaled $3.9 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $7.2 million and $6.5 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2021	$8.6
2022	11.8
2023	11.2
2024	11.2
2025	10.8

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

No restructuring charges were recorded within Gross profit for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recorded restructuring charges within Operating expenses of $0.1 million and $0.3 million, respectively.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Audio	$0.1	$6.9	$0.3	$11.0
Precision Devices	—	—	—	—
Corporate	—	0.5	—	1.7
Total	$0.1	$7.4	$0.3	$12.7

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2020	$1.9	$0.7	$2.6
Restructuring charges	0.3	—	0.3
Payments	(1.5)	(0.4)	(1.9)
Balance at June 30, 2021	$0.7	$0.3	$1.0

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Other accrued expenses	$1.0	$2.4
Other liabilities	—	0.2
Total	$1.0	$2.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2021	December 31, 2020
3.25% convertible senior notes	$169.5	$165.1
Revolving credit facility	—	—
Total	169.5	165.1
Less current maturities	169.5	165.1
Total long-term debt	$—	$—

Total debt principal payments over the next five years are as follows:

(in millions)	Q3-Q4 2021	2022	2023	2024	2025
Debt principal payments	$172.5	$—	$—	$—	$—

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

On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. As of June 30, 2021, no event has occurred that would permit the conversion of the Notes. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	June 30, 2021	December 31, 2020
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(3.0)	(7.4)
Total	169.5	165.1
Less current maturities (1)	169.5	165.1
Long-term portion	$—	$—

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at June 30, 2021 was $192.5 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the second quarter of 2021.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
3.25% coupon	$1.4	$1.4	$2.8	$2.8
Amortization of debt issuance costs	0.2	0.3	0.5	0.5
Amortization of debt discount	2.0	1.8	3.9	3.6
Total	$3.6	$3.5	$7.2	$6.9

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

Revolving Credit Facility

There were no revolving credit facility borrowings outstanding as of June 30, 2021 and December 31, 2020.

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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At June 30, 2021, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

There were no borrowings outstanding under the New Credit Facility during the six months ended June 30, 2021. The weighted-average interest rate on the Company's borrowings under the Prior Credit Facility was 2.37% for the six months ended June 30, 2020. The weighted-average commitment fee on the revolving lines of credit was 0.26% and 0.23% for the six months ended June 30, 2021 and 2020, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$0.9	$—	$0.9	$3.4	$—	$3.4
Employee benefit plans	0.2	0.2	0.4	0.1	0.2	0.3
Changes in fair value of cash flow hedges	0.1	(0.1)	—	0.6	—	0.6
Total other comprehensive earnings	$1.2	$0.1	$1.3	$4.1	$0.2	$4.3

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(2.7)	$—	$(2.7)	$(4.1)	$—	$(4.1)
Employee benefit plans	0.4	0.2	0.6	0.3	(0.1)	0.2
Changes in fair value of cash flow hedges	(1.8)	—	(1.8)	(0.6)	0.1	(0.5)
Total other comprehensive loss	$(4.1)	$0.2	$(3.9)	$(4.4)	$—	$(4.4)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2021 and 2020:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.8)	0.6	(2.7)	(3.9)
Balance at June 30, 2021	$(0.2)	$(21.5)	$(82.7)	$(104.4)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive (loss) earnings, net of tax	(0.5)	0.2	(4.1)	(4.4)
Balance at June 30, 2020	$—	$(18.5)	$(97.9)	$(116.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.2	$0.1
Tax	Provision for income taxes	0.2	0.2
Net of tax		$0.4	$0.3

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(0.6)	$0.3
Tax	Provision for income taxes	0.1	—
Net of tax		$(0.5)	$0.3

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.4	$0.3
Tax	Provision for income taxes	0.2	(0.1)
Net of tax		$0.6	$0.2

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(1.9)	$0.4
Tax	Provision for income taxes	0.4	—
Net of tax		$(1.5)	$0.4

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2021 was a 7.4% provision and a 12.1% provision, respectively. During the three and six months ended June 30, 2021, the ETR from continuing operations was impacted by discrete items totaling $1.2 million of benefit and $1.3 million of benefit, respectively, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2021 was a 13.8% provision and a 15.9% provision, respectively. The Company's ETR from continuing operations for the three and six months ended June 30, 2020 was a 6.0% provision and an 11.4% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the three and six months ended June 30, 2021 and 2020.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia effective through December 31, 2021. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of the tax holidays in Malaysia for the three and six months ended June 30, 2021 was approximately $3.0 million and $5.4 million, respectively, or $0.03 and $0.06 on a per share basis. The continuing operations benefit of these incentives for the three and six months ended June 30, 2020 was approximately $0.2 million and $1.5 million, respectively, or $0.01 and $0.02 on a per share basis.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.4 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense was $18.5 million and $7.6 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the six months ended June 30, 2021 and 2020 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Six Months Ended June 30,
	2021			2020
Risk-free interest rate	0.06%			0.16%	to	1.42%
Dividend yield	—%			—%
Expected life (years)	4.5			4.3	to	4.5
Volatility	36.0%			38.8%	to	40.6%
Fair value at date of grant	$6.14	to	$6.31	$4.78	to	$5.95

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2021 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	596,537	$22.72			5,765,903	$17.44
Granted	—	—			216,963	20.61
Exercised	—	—			(649,044)	16.15
Forfeited	—	—			(78,869)	17.05
Expired	(106,477)	22.17			(838,666)	29.53
Outstanding at June 30, 2021	490,060	$22.84	$—	1.1	4,416,287	$15.49	$19.1	3.1

Exercisable at June 30, 2021	490,060	$22.84	$—	1.1	3,451,454	$14.92	$16.7	2.4

There was no unrecognized compensation expense related to SSARs at June 30, 2021. At June 30, 2021, unrecognized compensation expense related to stock options not yet exercisable of $4.0 million is expected to be recognized over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	1,909,786	$16.14
Granted	1,010,984	20.65
Vested (1)	(874,641)	15.54
Forfeited	(92,733)	17.79
Unvested at June 30, 2021	1,953,396	$18.61
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2021, $26.0 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.9 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	920,973	$16.04
Granted	277,183	28.46
Vested (1)	(329,092)	13.75
Forfeited	(84,493)	17.16
Unvested at June 30, 2021	784,571	$21.27
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2021, $14.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.6 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Earnings (loss) from continuing operations	$17.4	$(19.5)	$29.9	$(32.3)
Earnings from discontinued operations, net	0.2	—	0.2	3.7
Net earnings (loss)	$17.6	$(19.5)	$30.1	$(28.6)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.19	$(0.21)	$0.32	$(0.35)
Earnings from discontinued operations, net	—	—	0.01	0.04
Net earnings (loss)	$0.19	$(0.21)	$0.33	$(0.31)

Weighted-average shares outstanding	92,493,220	91,589,156	92,379,097	91,721,440

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.18	$(0.21)	$0.31	$(0.35)
Earnings from discontinued operations, net	0.01	—	0.01	0.04
Net earnings (loss)	$0.19	$(0.21)	$0.32	$(0.31)

Diluted weighted-average shares outstanding	94,905,503	91,589,156	95,048,241	91,721,440

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As the Company intends to settle the principal amount of the Notes in cash, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and six months ended June 30, 2021, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 583,650 and 1,391,641, respectively. For the three and six months ended June 30, 2020, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 6,157,127 and 5,176,141, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2021 and December 31, 2020.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues:
Audio	$149.8	$104.5	$312.9	$224.6
Precision Devices	50.0	47.7	87.9	90.7
Total revenues	$199.8	$152.2	$400.8	$315.3

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$28.0	$(12.2)	$58.4	$(18.3)
Precision Devices	9.8	11.1	14.3	18.2
Total segments	37.8	(1.1)	72.7	(0.1)
Corporate expense / other	14.9	13.2	30.6	21.1
Interest expense, net	4.1	4.1	8.1	7.8
Earnings (loss) before income taxes and discontinued operations	18.8	(18.4)	34.0	(29.0)
Provision for income taxes	1.4	1.1	4.1	3.3
Earnings (loss) from continuing operations	$17.4	$(19.5)	$29.9	$(32.3)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2021	December 31, 2020
Audio	$1,428.2	$1,470.4
Precision Devices	249.4	179.2
Corporate / eliminations	4.3	5.3
Total	$1,681.9	$1,654.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Asia	$140.5	$106.9	$288.6	$216.6
United States	35.6	28.7	67.1	58.0
Europe	21.6	14.3	40.8	36.7
Other Americas	1.1	0.9	2.3	1.5
Other	1.0	1.4	2.0	2.5
Total	$199.8	$152.2	$400.8	$315.3

Receivables, net from contracts with customers were $108.2 million and $123.8 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our total remaining performance obligations are immaterial.

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

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a market leader and global provider of advanced micro-acoustic microphones and speakers, audio processing, and precision device solutions, serving the consumer electronics, communications, medtech, defense, electric vehicle, and industrial markets. We use our leading position in SiSonic™ micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience in mobile, ear, and Internet of Things ("IoT") applications. We are also a leader in acoustic components, high-end capacitors, and radio frequency ("RF") solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, rigorous testing, and global scale, enables us to deliver innovative solutions that optimize the user experience. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, hearing health, True Wireless Stereo ("TWS"), IoT, and computing markets. Locations include the sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, electric vehicle, and industrial markets. Our RF solutions solve a broad range of frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G base stations. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide.

IMC Acquisition

On May 3, 2021, we acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $80.8 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisition to our Consolidated Financial Statements.

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

Results of Operations for the Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

	Three Months Ended June 30,
(in millions, except per share amounts)	2021	2020
Revenues	$199.8	$152.2

Gross profit	$83.7	$47.8
Non-GAAP gross profit	$84.8	$49.1

Earnings (loss) from continuing operations before interest and income taxes	$22.9	$(14.3)
Adjusted earnings from continuing operations before interest and income taxes	$35.8	$0.6

Provision for income taxes	$1.4	$1.1
Non-GAAP provision for (benefit from) income taxes	$3.6	$(0.5)

Earnings (loss) from continuing operations	$17.4	$(19.5)
Non-GAAP net earnings (loss) from continuing operations	$30.1	$(1.2)

Earnings (loss) per share from continuing operations - diluted	$0.18	$(0.21)
Non-GAAP diluted earnings (loss) per share from continuing operations	$0.31	$(0.01)

Revenues

Revenues for the second quarter of 2021 were $199.8 million, compared with $152.2 million for the second quarter of 2020, an increase of $47.6 million or 31.3%. Audio revenues increased $45.3 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by hearing health returning to pre-pandemic levels and increased MEMS microphones shipments into the IoT, TWS, and computing markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT market has returned to pre-pandemic levels. The increased demand was partially offset by lower average pricing on mature products. PD revenues increased $2.3 million primarily due to higher demand from the industrial, medtech, and electric vehicle markets and our acquisition of IMC, partially offset by decreased demand in the communications and defense markets.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2021 was $116.1 million, compared with $103.5 million for the second quarter of 2020, an increase of $12.6 million or 12.2%. This increase was primarily the result of higher shipping volumes and unfavorable foreign currency exchange rate changes, partially offset by higher factory capacity utilization, product cost reductions, and the benefit of lower inventory reserve charges within the Intelligent Audio product line.

Restructuring Charges

During the second quarter of 2021, there were no restructuring charges recorded within Gross profit. We recorded restructuring charges of $0.1 million within Operating expenses.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2021 was $83.7 million, compared with $47.8 million for the second quarter of 2020, an increase of $35.9 million or 75.1%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2021 was 41.9%, compared with 31.4% for the second quarter of 2020. The increases were primarily due to higher shipping volumes, higher factory capacity utilization, favorable mix, product cost reductions, and the benefit of lower inventory reserve charges, partially offset by unfavorable foreign currency exchange rate changes and lower average pricing on mature products. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Non-GAAP gross profit for the second quarter of 2021 was $84.8 million, compared with $49.1 million for the second quarter of 2020, an increase of $35.7 million or 72.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2021 was 42.4%, compared with 32.3% for the second quarter of 2020. The increases were primarily due to higher shipping volumes, higher factory capacity utilization, favorable mix, product cost reductions, and the benefit of lower inventory reserve charges, partially offset by unfavorable foreign currency exchange rate changes and lower average pricing on mature products. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Research and Development Expenses

Research and development expenses for the second quarter of 2021 were $24.6 million, compared with $22.6 million for the second quarter of 2020, an increase of $2.0 million or 8.8%. Research and development expenses as a percentage of revenues for the second quarter of 2021 and 2020 were 12.3% and 14.8%, respectively. The increase in expenses was primarily driven by higher incentive compensation costs and increased development activities in MEMS microphones, precision devices, and hearing health products, partially offset by lower investment in our Intelligent Audio product line as a result of our prior year restructuring actions. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2021 were $36.7 million, compared with $31.1 million for the second quarter of 2020, an increase of $5.6 million or 18.0%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2021 and 2020 were 18.4% and 20.4%, respectively. The increase in expenses was primarily driven by stock-based compensation, incentive compensation, and our acquisition of IMC. Due to the impacts of the COVID-19 pandemic, stock-based compensation in 2021 increased due to certain modifications made to previously granted performance share units ("PSUs"), while stock-based compensation in 2020 was lowered due to a change in estimated attainment of certain performance targets. For additional information on stock-based compensation, refer to Note 12. Equity Incentive Program to our Consolidated Financial Statements. The increase in selling and administrative expenses was partially offset by a decrease in our legal expenses. Legal expenses decreased due to reduced activity related to the protection of our intellectual property. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Interest Expense, net

Interest expense for the second quarter of 2021 was $4.1 million, consistent with the second quarter of 2020. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the second quarter of 2021 was $0.6 million, compared with expense of $1.9 million for the second quarter of 2020, a change of $2.5 million. The change is primarily due to the impacts from foreign currency exchange rate changes and the appreciation in our investment balances.
Provision for Income Taxes and Non-GAAP Provision for (Benefit from) Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2021 was a 7.4% provision, compared with a 6.0% provision for the second quarter of 2020. The ETR from continuing operations for the second quarter of 2021 was impacted by a net discrete benefit totaling $1.2 million, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the ETR from continuing operations for the second quarter of 2021 was a 13.8% provision. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the second quarter of 2021 and 2020. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the second quarter of 2021 was a 10.7% provision, compared with a 29.4% benefit for the second quarter of 2020. The non-GAAP ETR from continuing operations for the second quarter of 2021 was impacted by a net discrete benefit totaling $0.9 million, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the non-GAAP ETR from continuing operations was a 13.4% provision. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

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

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the second quarter of 2021 was $17.4 million, compared with a $19.5 million loss for the second quarter of 2020, an increase of $36.9 million. As described above, the increase is primarily due to increased revenues, higher gross profit margin, lower restructuring charges, and reduced legal spending, partially offset by higher incentive and stock-based compensation.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the second quarter of 2021 was $22.9 million, compared with a $14.3 million loss before interest and income taxes from continuing operations for the second quarter of 2020, an increase of $37.2 million. The increase in EBIT was primarily due to increased revenues, higher gross profit margin, lower restructuring charges, and reduced legal spending, partially offset by higher incentive and stock-based compensation.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the second quarter of 2021 was $35.8 million, compared with $0.6 million for the second quarter of 2020, an increase of $35.2 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2021 was 17.9%, compared with 0.4% for the second quarter of 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset with higher incentive compensation.

Earnings from Discontinued Operations, net

Earnings from discontinued operations for the second quarter of 2021 was $0.2 million, compared with no activity in the second quarter of 2020. We recorded a tax benefit during the second quarter of 2021 related to the Speaker and Receiver Product Line.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings (Loss) per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.18 for the second quarter of 2021, compared with a $0.21 loss per share for the second quarter of 2020, an increase of $0.39. As described above, the increase is primarily due to increased revenues, higher gross profit margin, lower restructuring charges, and reduced legal spending, partially offset by higher incentive and stock-based compensation.

Non-GAAP diluted earnings per share from continuing operations was $0.31 for the second quarter of 2021, compared with a loss of $0.01 for the second quarter of 2020, an increase of $0.32. As described above, the increase is primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset with higher incentive compensation.

Results of Operations for the Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

	Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020
Revenues	$400.8	$315.3

Gross profit	$161.7	$104.0
Non-GAAP gross profit	$163.2	$107.3

Earnings (loss) from continuing operations before interest and income taxes	$42.1	$(21.2)
Adjusted earnings from continuing operations before interest and income taxes	$70.1	$6.1

Provision for income taxes	$4.1	$3.3
Non-GAAP provision for (benefit from) income taxes	$8.0	$(0.1)

Earnings (loss) from continuing operations	$29.9	$(32.3)
Non-GAAP net earnings from continuing operations	$57.9	$2.0

Earnings (loss) per share from continuing operations - diluted	$0.31	$(0.35)
Non-GAAP diluted earnings per share from continuing operations	$0.60	$0.02

Revenues

Revenues for the six months ended June 30, 2021 were $400.8 million, compared with $315.3 million for the six months ended June 30, 2020, an increase of $85.5 million or 27.1%. Audio revenues increased $88.3 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by MEMS microphones in the computing and IoT markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT market has returned to pre-pandemic levels. Hearing health demand has also returned to pre-pandemic levels. The increased demand is partially offset by lower average pricing on mature products. PD revenues decreased $2.8 million primarily due to lower demand from the defense and communications markets, partially offset by increased demand in the industrial and electric vehicle markets, and revenues related to our acquisition of IMC.

Cost of Goods Sold

COGS for the six months ended June 30, 2021 was $239.1 million, compared with $209.0 million for the six months ended June 30, 2020, an increase of $30.1 million or 14.4%. This increase was primarily the result of higher shipping volumes and unfavorable foreign currency exchange rate changes, partially offset by product cost reductions, higher factory capacity utilization, and the benefit of lower inventory reserve charges within the Intelligent Audio product line.

Restructuring Charges

During the six months ended June 30, 2021, there were no restructuring charges recorded within Gross profit. We recorded restructuring charges of $0.3 million within Operating expenses.

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
Also, during the six months ended June 30, 2020, we recorded restructuring charges of $0.8 million within Gross profit, primarily for actions to rationalize the remainder of the Audio segment workforce, as a direct result of the lower demand we experienced from the COVID-19 pandemic for our remaining Audio products. In addition, we recorded restructuring charges of $3.6 million within Operating expenses, primarily for actions associated with rationalizing the remaining Audio workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2021 was $161.7 million, compared with $104.0 million for the six months ended June 30, 2020, an increase of $57.7 million or 55.5%. Gross profit margin for the six months ended June 30, 2021 was 40.3%, compared with 33.0% for the six months ended June 30, 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and lower inventory reserve charges, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Non-GAAP gross profit for the six months ended June 30, 2021 was $163.2 million, compared with $107.3 million for the six months ended June 30, 2020, an increase of $55.9 million or 52.1%. Non-GAAP gross profit margin for the six months ended June 30, 2021 and 2020 was 40.7% and 34.0%, respectively. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and lower inventory reserve charges, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $47.9 million, compared with $48.3 million for the six months ended June 30, 2020, a decrease of $0.4 million or 0.8%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2021 and 2020 were 12.0% and 15.3%, respectively. The decrease in expenses was primarily driven by lower operating costs in our Audio segment as a result of prior year restructuring actions in our Intelligent Audio product line, partially offset by higher incentive compensation, along with increased development activities in MEMS microphones, precision devices, and hearing health products. The decrease in expenses as a percentage of revenues was primarily due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2021 were $72.9 million, compared with $67.3 million for the six months ended June 30, 2020, an increase of $5.6 million or 8.3%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2021 and 2020 were 18.2% and 21.3%, respectively. The increase in expenses was primarily driven by stock-based compensation, incentive compensation, and our acquisition of IMC. Due to the impacts of the COVID-19 pandemic, stock-based compensation in 2021 increased due to certain modifications made to previously granted PSUs, while stock-based compensation in 2020 was lowered due to a change in estimated attainment of certain performance targets. For additional information on stock-based compensation, refer to Note 12. Equity Incentive Program to our Consolidated Financial Statements. The increase in selling and administrative expenses was partially offset by decreases in our legal, compensation, and travel expenses. Legal expenses decreased due to reduced activity related to the protection of our intellectual property. The decrease in compensation and travel expenses was primarily driven by operating cost reduction efforts and our prior year restructuring actions, which were implemented to minimize the negative impact of the COVID-19 pandemic. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Interest Expense, net

Interest expense for the six months ended June 30, 2021 was $8.1 million, compared with $7.8 million for the six months ended June 30, 2020, an increase of $0.3 million. The increase in interest expense is primarily due to higher amortization of debt discount and issuance costs. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the six months ended June 30, 2021 was $1.5 million, compared with income of $0.8 million for the six months ended June 30, 2020, a change of $0.7 million. The increase is primarily due to appreciation in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for (Benefit from) Income Taxes

The ETR from continuing operations for the six months ended June 30, 2021 was a 12.1% provision, compared with an 11.4% provision for the six months ended June 30, 2020. The ETR from continuing operations for the six months ended June 30, 2021 was impacted by a net discrete benefit totaling $1.3 million, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2021 was a 15.9% provision. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the six months ended June 30, 2021 and 2020. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2021 was a 12.1% provision, compared with a 5.3% benefit for the six months ended June 30, 2020. The non-GAAP ETR from continuing operations for the six months ended June 30, 2021 was impacted by a net discrete benefit totaling $1.0 million, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. The non-GAAP ETR from continuing operations for the six months ended June 30, 2020 was impacted by a net discrete benefit totaling $0.5 million due to a change in the indefinite reinvestment assertion related to a portion of undistributed earnings of our Malaysian subsidiary. Absent the discrete items, the non-GAAP ETR from continuing operations for the six months ended June 30, 2021 was a 13.7% provision, compared to a 21.1% provision for the six months ended June 30, 2020. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

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

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the six months ended June 30, 2021 were $29.9 million, compared with a loss of $32.3 million for the six months ended June 30, 2020, an increase of $62.2 million. As described above, the increase is primarily due to higher revenues, higher gross profit margin, lower restructuring charges, and reduced legal spending, partially offset by higher stock-based and incentive compensation.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes from continuing operations for the six months ended June 30, 2021 were $42.1 million, compared with a loss of $21.2 million for the six months ended June 30, 2020, an increase of $63.3 million. The increase in EBIT is primarily due to higher revenues, higher gross profit margin, lower restructuring charges, and reduced legal spending, partially offset by higher stock-based and incentive compensation.

Adjusted EBIT from continuing operations for the six months ended June 30, 2021 was $70.1 million, compared with $6.1 million for the six months ended June 30, 2020, an increase of $64.0 million. Adjusted EBIT margin for the six months ended June 30, 2021 was 17.5%, compared with 1.9% for the six months ended June 30, 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher incentive compensation.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.2 million in the six months ended June 30, 2021, compared with $3.7 million for the six months ended June 30, 2020. We recorded a tax benefit during the second quarter of 2021 related to the Speaker and Receiver Product Line. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.31 for the six months ended June 30, 2021, compared with a loss of $0.35 for the six months ended June 30, 2020, an increase of $0.66. As described above, the increase is primarily due to higher gross profit, lower restructuring charges, and reduced legal spending, partially offset by higher stock-based and incentive compensation.

Non-GAAP diluted earnings per share from continuing operations was $0.60 for the six months ended June 30, 2021, compared with $0.02 for the six months ended June 30, 2020, an increase of $0.58. As described above, the increase is primarily due to higher non-GAAP gross profit and reduced legal spending, partially offset by higher incentive compensation.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Gross profit	$83.7	$47.8	$161.7	$104.0
Stock-based compensation expense	0.4	0.4	0.8	0.9
Restructuring charges	—	0.9	—	2.3
Production transfer costs (2)	—	—	—	0.1
Other (3)	0.7	—	0.7	—
Non-GAAP gross profit	$84.8	$49.1	$163.2	$107.3

Earnings (loss) from continuing operations	$17.4	$(19.5)	$29.9	$(32.3)
Interest expense, net	4.1	4.1	8.1	7.8
Provision for income taxes	1.4	1.1	4.1	3.3
Earnings (loss) from continuing operations before interest and income taxes	22.9	(14.3)	42.1	(21.2)
Stock-based compensation expense	7.4	4.1	18.5	7.6
Intangibles amortization expense	3.9	3.2	7.2	6.5
Restructuring charges	0.1	7.4	0.3	12.7
Production transfer costs (2)	—	—	—	0.1
Other (3)	1.5	0.2	2.0	0.4
Adjusted earnings from continuing operations before interest and income taxes	$35.8	$0.6	$70.1	$6.1

Interest expense, net	$4.1	$4.1	$8.1	$7.8
Interest expense, net non-GAAP reconciling adjustments (4)	2.0	1.8	3.9	3.6
Non-GAAP interest expense	$2.1	$2.3	$4.2	$4.2

Provision for income taxes	$1.4	$1.1	$4.1	$3.3
Income tax effects of non-GAAP reconciling adjustments (5)	2.2	(1.6)	3.9	(3.4)
Non-GAAP provision for (benefit from) income taxes	$3.6	$(0.5)	$8.0	$(0.1)

Earnings (loss) from continuing operations	$17.4	$(19.5)	$29.9	$(32.3)
Non-GAAP reconciling adjustments (6)	12.9	14.9	28.0	27.3
Interest expense, net non-GAAP reconciling adjustments (4)	2.0	1.8	3.9	3.6
Income tax effects of non-GAAP reconciling adjustments (5)	2.2	(1.6)	3.9	(3.4)
Non-GAAP net earnings (loss) from continuing operations	$30.1	$(1.2)	$57.9	$2.0

Diluted earnings (loss) per share from continuing operations	$0.18	$(0.21)	$0.31	$(0.35)
Earnings per share non-GAAP reconciling adjustment	0.13	0.20	0.29	0.37
Non-GAAP diluted earnings (loss) per share from continuing operations	$0.31	$(0.01)	$0.60	$0.02

Diluted average shares outstanding	94,905,503	91,589,156	95,048,241	91,721,440
Non-GAAP adjustment (7)	1,054,755	—	769,327	2,922,435
Non-GAAP diluted average shares outstanding (7)	95,960,258	91,589,156	95,817,568	94,643,875

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
(3)    In 2021, Other expenses represent the ongoing net lease cost (income) related to facilities not used in operations and expenses related to the acquisition of IMC by the PD segment. In 2020, Other expenses represent expenses related to shareholder activism.
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

Segment Results of Operations for the Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

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

Audio

	Three Months Ended June 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$149.8		$104.5

Earnings (loss) from continuing operations before interest and income taxes	$28.0	18.7%	$(12.2)	NM (2)
Stock-based compensation expense	2.6		2.8
Intangibles amortization expense	2.6		2.7
Restructuring charges	0.1		6.9
Other (1)	0.5		—
Adjusted earnings from continuing operations before interest and income taxes	$33.8	22.6%	$0.2	0.2%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.
(2) Not meaningful.

Revenues

Revenues were $149.8 million for the second quarter of 2021, compared with $104.5 million for the second quarter of 2020, an increase of $45.3 million or 43.3%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by hearing health returning to pre-pandemic levels and increased MEMS microphones shipments into the IoT, TWS, and computing markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT market has returned to pre-pandemic levels. The increased demand was partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $28.0 million for the second quarter of 2021, compared with a loss of $12.2 million for the second quarter of 2020, an increase of $40.2 million. The increases were primarily due to higher revenues, higher gross profit margin, a reduction in restructuring charges, and lower legal expenses in connection with the protection of our intellectual property. The gross profit margin increase was driven by higher shipping volumes, higher factory capacity utilization, favorable mix, product cost reductions and lower inventory reserve charges within the Intelligent Audio product line, partially offset by unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Adjusted EBIT was $33.8 million for the second quarter of 2021, compared with $0.2 million for the second quarter of 2020, an increase of $33.6 million. Adjusted EBIT margin for the second quarter of 2021 was 22.6%, compared to 0.2% for the second quarter of 2020. The increases were primarily due to higher revenues, higher gross profit margin, and lower legal expenses in connection with the protection of our intellectual property. The gross profit margin increase was driven by higher shipping volumes, higher factory capacity utilization, favorable mix, product cost reductions, and lower inventory reserve charges within the Intelligent Audio product line, partially offset by unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Precision Devices

	Three Months Ended June 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$50.0		$47.7

Earnings from continuing operations before interest and income taxes	$9.8	19.6%	$11.1	23.3%
Stock-based compensation expense	0.6		0.2
Intangibles amortization expense	1.3		0.5
Other (1)	0.7		—
Adjusted earnings from continuing operations before interest and income taxes	$12.4	24.8%	$11.8	24.7%

(1) Expenses related to the acquisition of IMC.
Revenues

Revenues were $50.0 million for the second quarter of 2021, compared with $47.7 million for the second quarter of 2020, an increase of $2.3 million or 4.8%. Revenues increased primarily due to higher demand and pricing from the industrial, medtech, and electric vehicle markets and our acquisition of IMC, partially offset by decreased demand in the communications and defense markets.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $9.8 million for the second quarter of 2021, compared with $11.1 million for the second quarter of 2020, a decrease of $1.3 million. EBIT margin for the second quarter of 2021 was 19.6%, compared to 23.3% for the second quarter of 2020. The decreases were primarily driven by higher precious metal pricing, increased intangible amortization, other expenses related to our acquisition of IMC, unfavorable foreign currency exchange rate changes, and stock-based compensation, partially offset by the benefits of productivity initiatives, favorable mix, higher pricing, and higher factory utilization.

Adjusted EBIT was $12.4 million for the second quarter of 2021, compared with $11.8 million for the second quarter of 2020, an increase of $0.6 million. Adjusted EBIT margin for the second quarter of 2021 was 24.8%, compared with 24.7% for the second quarter of 2020. The increases were primarily driven by the benefits of productivity initiatives, favorable mix, higher pricing, and higher factory utilization, partially offset by higher precious metal pricing and unfavorable foreign currency exchange rate changes.

Segment Results of Operations for the Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Audio

	Six Months Ended June 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$312.9		$224.6

Earnings (loss) from continuing operations before interest and income taxes	$58.4	18.7%	$(18.3)	NM (2)
Stock-based compensation expense	5.7		6.2
Intangibles amortization expense	5.4		5.3
Restructuring charges	0.3		11.0
Other (1)	0.9		—
Adjusted earnings from continuing operations before interest and income taxes	$70.7	22.6%	$4.2	1.9%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.
(2) Not meaningful.

Revenues

Revenues were $312.9 million for the six months ended June 30, 2021, compared with $224.6 million for the six months ended June 30, 2020, an increase of $88.3 million or 39.3%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by MEMS microphones in the computing and IoT markets. The computing market has benefited from the work-from-home and remote-learning trends, while the IoT market has returned to pre-pandemic levels. Hearing health demand has also returned to pre-pandemic levels. The increased demand is partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes were $58.4 million for the six months ended June 30, 2021, compared with a loss from continuing operations before interest and income taxes of $18.3 million for the six months ended June 30, 2020, an increase of $76.7 million. The increases were primarily due to higher revenues, higher gross profit margin, a reduction in restructuring charges, lower legal expenses in connection with the protection of our intellectual property, and lower operating costs. The gross profit margin increase was driven by higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and lower inventory reserve charges within the Intelligent Audio product line, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Adjusted EBIT was $70.7 million for the six months ended June 30, 2021, compared with $4.2 million for the six months ended June 30, 2020, an increase of $66.5 million. Adjusted EBIT margin for the six months ended June 30, 2021 was 22.6%, compared to 1.9% for the six months ended June 30, 2020. The increases were primarily due to higher revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, and lower operating costs. The gross profit margin increase was driven by higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and lower inventory reserve charges within the Intelligent Audio product line, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Precision Devices

	Six Months Ended June 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$87.9		$90.7

Earnings from continuing operations before interest and income taxes	$14.3	16.3%	$18.2	20.1%
Stock-based compensation expense	1.4		0.3
Intangibles amortization expense	1.8		1.2
Production transfer costs (1)	—		0.1
Other (2)	0.7		—
Adjusted earnings from continuing operations before interest and income taxes	$18.2	20.7%	$19.8	21.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) Expenses related to the acquisition of IMC.

Revenues

Revenues were $87.9 million for the six months ended June 30, 2021, compared with $90.7 million for the six months ended June 30, 2020, a decrease of $2.8 million or 3.1%. Revenues decreased primarily due to lower demand from the defense and communications markets, partially offset by increased demand in the industrial and electric vehicle markets, and revenues related to our acquisition of IMC.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $14.3 million for the six months ended June 30, 2021, compared with $18.2 million for the six months ended June 30, 2020, a decrease of $3.9 million. EBIT margin for the six months ended June 30, 2021 was 16.3%, compared to 20.1% for the six months ended June 30, 2020. The decreases were primarily driven by lower revenues, higher stock-based compensation, other expenses related to our acquisition of IMC, increased intangible amortization, unfavorable foreign currency exchange rate changes, and higher precious metal pricing, partially offset by the benefits of productivity initiatives and higher pricing.

Adjusted EBIT was $18.2 million for the six months ended June 30, 2021, compared with $19.8 million for the six months ended June 30, 2020, a decrease of $1.6 million. Adjusted EBIT margin for the six months ended June 30, 2021 was 20.7%, compared with 21.8% for the six months ended June 30, 2020. The decreases were primarily driven by lower revenues, higher precious metal pricing, and unfavorable foreign currency exchange rate changes, partially offset by the benefits of productivity initiatives and higher pricing.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2021, we repurchased 1,011,124 shares of common stock for a total of $20.0 million.

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

On May 3, 2021, we acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $80.8 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisition to our Consolidated Financial Statements.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $94.2 million and $147.8 million at June 30, 2021 and December 31, 2020, respectively. Of these amounts, cash held by our non-U.S. operations totaled $81.1 million and $101.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$61.0	$25.0
Investing activities	(97.3)	(14.6)
Financing activities	(17.3)	79.6
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net (decrease) increase in cash and cash equivalents	$(53.6)	$89.9

Operating Activities

Cash provided by operating activities in 2021 increased $36.0 million compared to 2020, primarily due to an improvement in net earnings, which was largely driven by higher revenues, improved gross profit margins, and lower operating expenses. The improvement in net earnings was partially offset by the net sum of unfavorable changes in accounts receivable, inventories, and accounts payable, which is attributable to higher customer demand and increased production activity.

Investing Activities

The cash used in investing activities during 2021 was primarily driven by the acquisition of IMC and capital expenditures to support product innovation and cost savings. The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion.

In 2021, we expect capital expenditures to be in the range of 5.0% to 7.0% of revenues.

Financing Activities

Cash used in financing activities during 2021 is primarily related to the $20.0 million of repurchases of common stock and the $6.6 million payment of taxes related to net share settlement of equity awards, partially offset by the net proceeds of $10.5 million from the exercise of options. Cash provided by financing activities during 2020 is primarily related to the borrowings under our revolving credit facility of $100.0 million, partially offset by the $15.0 million of repurchases of common stock and the $6.0 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	June 30, 2021	December 31, 2020
3.25% convertible senior notes	$169.5	$165.1
Revolving credit facility	—	—
Total	169.5	165.1
Less current maturities	169.5	165.1
Total long-term debt	$—	$—

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

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and our total leverage ratio. Based upon our total leverage ratio, our borrowing rate could range from LIBOR + 1.50% to LIBOR + 2.50%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%. At June 30, 2021, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of our exposure to market risk as of December 31, 2020, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020, other than as set forth below.

Risks Related To Our Business

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs for which we may not be able to readily identify alternatives or substitutes in the event of a supply disruption or capacity constraint at or by any of these suppliers, which could have a material adverse impact on our results of operations.

Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components, or subassemblies that are used in our products. In some cases, such suppliers or foundries may be our sole source of supply or, such suppliers or foundries may also be a strategic supplier to one of our competitors or a customer, or the industry as a whole may be capacity constrained. In any of these cases, should an event occur which affects the ability or willingness of any of such supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse effect on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale, or other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions (including COVID-19-related supplier plant shutdowns or slowdowns, governmental regulatory and enforcement actions, and work stoppages), operational issues, or capacity constraints at a supplier or foundry (including as a result of a surge in customer demand). For example, a global shortage of semi-conductors has had an immaterial impact on our MEMS microphone business, however this could escalate in future quarters and cause production delays and have a material adverse impact on our results of operations.

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

Below is a summary of share repurchases for the three months ended June 30, 2021:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
May 2021	764,735	$19.70	764,735	$68.7
June 2021	246,389	$20.01	246,389	$63.8
Total Activity	1,011,124	$19.78	1,011,124

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 28, 2021	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)