Form 10-Q
period 2021-09-30
Knowles Corp
filed 2021-10-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 26, 2021 was 92,345,471.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$233.0	$205.8	$633.8	$521.1
Cost of goods sold	136.1	130.6	375.2	339.6
Restructuring charges - cost of goods sold	—	—	—	2.3
Gross profit	96.9	75.2	258.6	179.2
Research and development expenses	22.3	21.9	70.2	70.2
Selling and administrative expenses	36.0	32.0	108.9	99.3
Impairment charges	4.0	7.6	4.0	7.6
Restructuring charges	—	0.1	0.3	10.5
Operating expenses	62.3	61.6	183.4	187.6
Operating earnings (loss)	34.6	13.6	75.2	(8.4)
Interest expense, net	4.2	4.7	12.3	12.5
Other (income) expense, net	(1.9)	1.0	(3.4)	0.2
Earnings (loss) before income taxes and discontinued operations	32.3	7.9	66.3	(21.1)
Provision for income taxes	4.6	2.3	8.7	5.6
Earnings (loss) from continuing operations	27.7	5.6	57.6	(26.7)
Earnings from discontinued operations, net	—	—	0.2	3.7
Net earnings (loss)	$27.7	$5.6	$57.8	$(23.0)

Earnings (loss) per share from continuing operations:
Basic	$0.30	$0.06	$0.62	$(0.29)
Diluted	$0.29	$0.06	$0.61	$(0.29)

Earnings per share from discontinued operations:
Basic	$—	$—	$0.01	$0.04
Diluted	$—	$—	$—	$0.04

Net earnings (loss) per share:
Basic	$0.30	$0.06	$0.63	$(0.25)
Diluted	$0.29	$0.06	$0.61	$(0.25)

Weighted-average common shares outstanding:
Basic	92,189,329	91,688,765	92,315,146	91,707,702
Diluted	94,143,034	92,473,318	94,780,940	91,707,702

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$27.7	$5.6	$57.8	$(23.0)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(3.7)	9.2	(6.4)	5.1

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.3	0.7	0.5
Net change in employee benefit plans	0.1	0.3	0.7	0.5

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(0.2)	1.4	(0.5)	0.5
Net losses (gains) reclassified into earnings	0.1	(0.5)	(1.4)	(0.1)
Total cash flow hedges	(0.1)	0.9	(1.9)	0.4

Other comprehensive (loss) earnings, net of tax	(3.7)	10.4	(7.6)	6.0

Comprehensive earnings (loss)	$24.0	$16.0	$50.2	$(17.0)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$140.0	$147.8
Receivables, net of allowances of $1.4 and $1.6	129.8	131.4
Inventories, net	155.7	130.1
Prepaid and other current assets	9.9	10.3
Total current assets	435.4	419.6
Property, plant, and equipment, net	190.6	191.5
Goodwill	941.3	910.0
Intangible assets, net	101.7	78.7
Operating lease right-of-use assets	17.0	23.3
Other assets and deferred charges	37.2	31.8
Total assets	$1,723.2	$1,654.9

Current liabilities:
Current maturities of long-term debt	$171.8	$165.1
Accounts payable	72.9	70.3
Accrued compensation and employee benefits	36.8	30.4
Operating lease liabilities	10.9	10.2
Other accrued expenses	20.7	18.6
Federal and other taxes on income	0.4	2.7
Total current liabilities	313.5	297.3
Deferred income taxes	2.0	2.0
Long-term operating lease liabilities	15.8	18.7
Other liabilities	25.8	32.8
Liabilities of discontinued operations	—	0.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 94,415,186 and 92,325,699 shares issued and outstanding at September 30, 2021, respectively, and 92,689,912 and 91,611,549 shares issued and outstanding at December 31, 2020, respectively	0.9	0.9
Treasury stock - at cost; 2,089,487 and 1,078,363 shares at September 30, 2021 and December 31, 2020, respectively	(36.2)	(16.2)
Additional paid-in capital	1,620.2	1,587.8
Accumulated deficit	(110.7)	(168.5)
Accumulated other comprehensive loss	(108.1)	(100.5)
Total stockholders' equity	1,366.1	1,303.5
Total liabilities and stockholders' equity	$1,723.2	$1,654.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2021	$0.9	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1
Net earnings	—	—	—	27.7	—	27.7
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	(3.7)
Stock-based compensation expense	—	—	7.1	—	—	7.1
Common stock issued for exercise of stock options	—	—	3.9	—	—	3.9
Tax on restricted and performance stock unit vesting	—	—	(1.0)	—	—	(1.0)
Balance at September 30, 2021	$0.9	$(36.2)	$1,620.2	$(110.7)	$(108.1)	$1,366.1

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2020	$0.9	$(15.0)	$1,578.0	$(203.7)	$(116.4)	$1,243.8
Net earnings	—	—	—	5.6	—	5.6
Other comprehensive earnings, net of tax	—	—	—	—	10.4	10.4
Stock-based compensation expense	—	—	4.8	—	—	4.8
Common stock issued for exercise of stock options	—	—	0.1	—	—	0.1
Tax on restricted and performance stock unit vesting	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2020	$0.9	$(15.0)	$1,582.8	$(198.1)	$(106.0)	$1,264.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	$0.9	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	57.8	—	57.8
Other comprehensive loss, net of tax	—	—	—	—	(7.6)	(7.6)
Repurchase of common stock	—	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	25.6	—	—	25.6
Common stock issued for exercise of stock options	—	—	14.4	—	—	14.4
Tax on restricted and performance stock unit vesting	—	—	(7.6)	—	—	(7.6)
Balance at September 30, 2021	$0.9	$(36.2)	$1,620.2	$(110.7)	$(108.1)	$1,366.1

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	$0.9	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5
Net loss	—	—	—	(23.0)	—	(23.0)
Other comprehensive earnings, net of tax	—	—	—	—	6.0	6.0
Repurchase of common stock	—	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	12.4	—	—	12.4
Common stock issued for exercise of stock options and other	—	—	1.8	—	—	1.8
Tax on restricted and performance stock unit vesting	—	—	(6.1)	—	—	(6.1)
Balance at September 30, 2020	$0.9	$(15.0)	$1,582.8	$(198.1)	$(106.0)	$1,264.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net earnings (loss)	$57.8	$(23.0)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	46.6	45.7
Stock-based compensation	25.6	12.4
Non-cash interest expense and amortization of debt issuance costs	7.1	6.6
Impairment charges	4.0	7.6
Write-off of fixed assets	—	1.7
(Gain) loss on disposal of fixed assets	(0.2)	0.2
Deferred income taxes	(1.5)	(2.6)
Other, net	(2.5)	1.4
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	4.6	34.6
Inventories, net	(24.0)	(16.3)
Prepaid and other current assets	(1.4)	(1.5)
Accounts payable	1.4	(17.2)
Accrued compensation and employee benefits	5.9	(5.3)
Other accrued expenses	2.4	8.0
Accrued taxes	(3.0)	—
Other non-current assets and non-current liabilities	(6.2)	0.3
Net cash provided by operating activities	116.6	52.6

Investing Activities
Acquisitions of business (net of cash acquired)	(78.5)	—
Additions to property, plant, and equipment	(28.2)	(20.4)
Purchase of investments	(3.5)	—
Proceeds from the sale of investments	0.4	—
Proceeds from the sale of property, plant, and equipment	0.4	0.1
Net cash used in investing activities	(109.4)	(20.3)

Financing Activities
Payments under revolving credit facility	—	(50.0)
Borrowings under revolving credit facility	—	100.0
Repurchase of common stock	(20.0)	(15.0)
Tax on restricted and performance stock unit vesting	(7.6)	(6.1)
Payments of finance lease obligations	(1.7)	(1.4)
Payments of debt issuance costs	—	(0.9)
Proceeds from exercise of stock-based awards	14.4	1.6
Net cash (used in) provided by financing activities	(14.9)	28.2

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2

Net (decrease) increase in cash and cash equivalents	(7.8)	60.7
Cash and cash equivalents at beginning of period	147.8	78.4
Cash and cash equivalents at end of period	$140.0	$139.1

Supplemental information - cash paid for:
Income taxes	$12.3	$9.5
Interest	$4.0	$5.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2021, the Company repurchased 1,011,124 shares of common stock for a total of $20.0 million.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2021 and 2020 were $3.6 million and $1.9 million, respectively. These non-cash amounts are not reflected as outflows to "Additions to property, plant, and equipment" within "Investing Activities" of the Consolidated Statements of Cash Flows for the respective periods.

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

Summarized results of the Company's discontinued operations are as follows:

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
Revenues	$—	$—
Operating income	—	—
Earnings from discontinued operations before taxes	—	—
Benefit from income taxes (1)	(0.2)	(3.7)
Earnings from discontinued operations, net of tax	$0.2	$3.7
(1) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2020
Liabilities of discontinued operations:
Other liabilities (1)	$0.6
Total liabilities	$0.6
(1) This accrual was attributable to an unrecognized tax benefit related to the Speaker and Receiver Product Line.

Discontinued operations had no impact on the Company's results of operations for the three months ended September 30, 2021 and 2020. There were no assets and liabilities of discontinued operations as of September 30, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Acquisition

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of IMC for $80.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are IMC’s revenues and loss before income taxes of $7.0 million and $0.2 million, respectively, from the date of acquisition through September 30, 2021.

The table below represents a preliminary allocation of the purchase price to net assets acquired as of May 3, 2021:

(in millions)
Cash	$2.2
Receivables	3.0
Inventories	2.6
Property, plant, and equipment	8.3
Customer relationships	27.7
Developed technology	5.2
Trademarks and other amortized intangible assets	1.6
Goodwill	31.3
Assumed current liabilities	(1.2)
Total purchase price	$80.7

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

The fair value for customer relationships was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of expected future cash flows less charges representing the contribution of other assets to those cash flows. The fair value for developed technology was determined using the relief from royalty method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of customer relationships and developed technology include forecasted revenue growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. Discount rates of 13.0% and 14.0% were applied to the expected future cash flows to reflect the risk related to customer relationships and developed technology, respectively. Customer relationships and developed technology will be amortized on a straight-line basis over estimated useful lives of 8 years and 10 years, respectively.

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
(unaudited)
5. Impairments

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California during the third quarter of 2020, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the Audio segment. Based on an assessment of market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $5.4 million within Impairment charges in Operating expenses during the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company determined that the remaining carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $3.2 million within Impairment charges in Operating expenses during the three months ended September 30, 2021.

The Company entered into an operating lease for a research and development facility in Santa Clara, California during the first quarter of 2020 that did not commence until the second quarter of 2021. During the three months ended September 30, 2020, the Company determined a loss was probable and reasonably estimable under ASC 450, Contingencies, based on its plan to sublet a significant portion of the facility due to the restructuring of the Intelligent Audio product line and the negative impact of the COVID-19 pandemic on market conditions. The estimated loss was determined by comparing the estimated carrying amount of the operating lease right-of-use asset to be recognized for the sublet portion of the facility upon lease commencement to an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. These measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. The Company recorded an estimated loss of $2.2 million within Impairment charges in Operating expenses during the three months ended September 30, 2020. The corresponding estimated liability, which was recorded in Other liabilities on the Consolidated Balance Sheets as of December 31, 2020, reduced the right-of-use asset upon lease commencement. The lease commenced during the second quarter of 2021, resulting in the recognition of operating lease liabilities of $4.0 million and right-of-use assets of $2.4 million. During the three months ended September 30, 2021, the Company determined that the remaining carrying amount of the operating lease right-of-use asset was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the operating lease right-of-use asset over its fair value, the Company recorded an impairment loss of $0.8 million within Impairment charges in Operating expenses during the three months ended September 30, 2021.

If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

6. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$87.6	$89.7
Work in progress	33.6	31.0
Finished goods	71.2	48.4
Subtotal	192.4	169.1
Less reserves	(36.7)	(39.0)
Total	$155.7	$130.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2021	December 31, 2020
Land	$13.0	$8.0
Buildings and improvements	117.7	111.9
Machinery, equipment, and other	571.6	562.8
Subtotal	702.3	682.7
Less accumulated depreciation	(511.7)	(491.2)
Total	$190.6	$191.5

Depreciation expense totaled $11.5 million and $11.9 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $35.1 million and $35.9 million, respectively.

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2020	$878.8	$31.2	$910.0
Acquisition	—	31.3	31.3
Balance at September 30, 2021	$878.8	$62.5	$941.3

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2021		December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.5	$1.0	$0.4
Patents	40.8	39.6	40.8	36.1
Customer relationships	39.7	7.9	12.0	5.2
Developed technology	45.4	11.5	36.5	6.7
Other	2.4	1.1	1.8	0.7
Total	130.3	60.6	92.1	49.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D (1)	—		3.7
Total	32.0		35.7
Total intangible assets, net	$101.7		$78.7
(1) The in-process research and development ("IPR&D") project was completed during the third quarter of 2021. The IPR&D asset has been reclassified as a definite-lived intangible asset to be amortized on a straight-line basis over an estimated useful life of 9 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amortization expense totaled $4.3 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $11.5 million and $9.8 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2021	$4.4
2022	12.2
2023	11.6
2024	11.6
2025	11.2

9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

No restructuring charges were recorded within Gross profit for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recorded restructuring charges within Operating expenses of $0.3 million. No restructuring charges were recorded within Operating expenses for the three months ended September 30, 2021.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Audio	$—	$—	$0.3	$11.0
Precision Devices	—	0.1	—	0.1
Corporate	—	—	—	1.7
Total	$—	$0.1	$0.3	$12.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2020	$1.9	$0.7	$2.6
Restructuring charges	0.3	—	0.3
Payments	(1.7)	(0.7)	(2.4)
Balance at September 30, 2021	$0.5	$—	$0.5

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Other accrued expenses	$0.5	$2.4
Other liabilities	—	0.2
Total	$0.5	$2.6

10. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2021	December 31, 2020
3.25% convertible senior notes	$171.8	$165.1
Revolving credit facility	—	—
Total	171.8	165.1
Less current maturities	171.8	165.1
Total long-term debt	$—	$—

Total debt principal payments over the next five years are as follows:

(in millions)	Q4 2021	2022	2023	2024	2025
Debt principal payments	$172.5	$—	$—	$—	$—

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes"), unless earlier repurchased by the Company or converted pursuant to their terms. Interest is payable semiannually in arrears on May 1 and November 1 each year and commenced on November 1, 2016.

The Notes are governed by an Indenture (the "Indenture") between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company will pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock, at the Company's election. The Company has elected to settle the principal amount of the Notes in cash. If the conversion value exceeds the principal amount of the Notes, the Company will deliver shares of its common stock to settle the remainder of its obligation. The initial conversion rate is 54.2741 shares of common stock per $1,000 principal amount of Notes. The initial conversion price is $18.4250 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may be required, in certain circumstances, to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prior to the close of business on the business day immediately preceding August 1, 2021, the Notes were convertible only under the following circumstances:

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

No event occurred that would have permitted conversion of the Notes prior to August 1, 2021. On or after August 1, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. No conversion options have been exercised as of September 30, 2021. The Notes are the Company’s senior unsecured obligations.

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

The Notes consist of the following:

(in millions)	September 30, 2021	December 31, 2020
Liability component:
Principal	$172.5	$172.5
Less debt issuance costs and debt discount, net of amortization	(0.7)	(7.4)
Total	171.8	165.1
Less current maturities (1)	171.8	165.1
Long-term portion	$—	$—

Equity component (2)	$29.9	$29.9
(1) There are no required principal payments due until maturity in November 2021.
(2) Recorded in the Consolidated Balance Sheets within additional paid-in capital, inclusive of the $1.3 million of issuance costs in equity.

The total estimated fair value of the Notes at September 30, 2021 was $186.4 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day for the third quarter of 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
3.25% coupon	$1.4	$1.4	$4.2	$4.2
Amortization of debt issuance costs	0.2	0.2	0.7	0.7
Amortization of debt discount	2.1	1.9	6.0	5.5
Total	$3.7	$3.5	$10.9	$10.4

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

Warrants

In addition to the Note Hedges, in the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $21.1050 per share (the “Warrants”). The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. The Warrants expire during the first quarter of 2022. If the market price per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect on the Company's common stock. The Warrants are separate transactions entered into by the Company, and are not part of the Notes or the Note Hedges, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedges do not have any rights with respect to the Warrants.

Revolving Credit Facility

There were no revolving credit facility borrowings outstanding as of September 30, 2021 and December 31, 2020.

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

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024; provided, that if all the Notes have not been repaid, refinanced, and/or converted to common stock of the Company by August 2, 2021 (the "Springing Maturity Test Date"), then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date unless, from and after the Springing Maturity Test Date and for so long as the Notes have not been repaid, refinanced, and/or converted to common stock of the Company, the Company does not permit liquidity (as defined in the New Credit Agreement) for any period of three consecutive business days to be less than $150.0 million. The Company maintained the required liquidity from August 2, 2021 through September 30, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At September 30, 2021, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

There were no borrowings outstanding under the New Credit Facility during the nine months ended September 30, 2021. The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facility was 2.18% for the nine months ended September 30, 2020. The weighted-average commitment fee on the revolving lines of credit was 0.26% and 0.25% for the nine months ended September 30, 2021 and 2020, respectively.

11. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.7)	$—	$(3.7)	$9.2	$—	$9.2
Employee benefit plans	0.2	(0.1)	0.1	0.2	0.1	0.3
Changes in fair value of cash flow hedges	(0.3)	0.2	(0.1)	1.1	(0.2)	0.9
Total other comprehensive (loss) earnings	$(3.8)	$0.1	$(3.7)	$10.5	$(0.1)	$10.4

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.4)	$—	$(6.4)	$5.1	$—	$5.1
Employee benefit plans	0.6	0.1	0.7	0.5	—	0.5
Changes in fair value of cash flow hedges	(2.1)	0.2	(1.9)	0.5	(0.1)	0.4
Total other comprehensive (loss) earnings	$(7.9)	$0.3	$(7.6)	$6.1	$(0.1)	$6.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2021 and 2020:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.9)	0.7	(6.4)	(7.6)
Balance at September 30, 2021	$(0.3)	$(21.4)	$(86.4)	$(108.1)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2019	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive earnings, net of tax	0.4	0.5	5.1	6.0
Balance at September 30, 2020	$0.9	$(18.2)	$(88.7)	$(106.0)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.2	$0.2
Tax	Provision for income taxes	(0.1)	0.1
Net of tax		$0.1	$0.3

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$—	$(0.6)
Tax	Provision for income taxes	0.1	0.1
Net of tax		$0.1	$(0.5)

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.6	$0.5
Tax	Provision for income taxes	0.1	—
Net of tax		$0.7	$0.5

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$(1.9)	$(0.2)
Tax	Provision for income taxes	0.5	0.1
Net of tax		$(1.4)	$(0.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2021 was a 14.2% provision and a 13.1% provision, respectively. During the three and nine months ended September 30, 2021, the ETR from continuing operations was impacted by discrete items totaling $0.4 million of expense and $0.9 million of benefit, respectively. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2021 was a 13.0% provision and a 14.5% provision, respectively. The Company's ETR from continuing operations for the three and nine months ended September 30, 2020 was a 29.1% provision and a 26.5% provision, respectively. During the three and nine months ended September 30, 2020, the ETR from continuing operations was impacted by discrete items totaling $1.2 million of benefit, primarily related to a benefit resulting from an increase to the recognized deferred tax assets in the Company's U.S. and Malaysian subsidiaries. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2020 was a 44.3% provision and a 32.2% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the three and nine months ended September 30, 2021 and 2020.

The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's current ETR may be significantly adversely impacted. The continuing operations benefit of the tax holidays in Malaysia for the three and nine months ended September 30, 2021 was approximately $3.9 million and $9.3 million, respectively, or $0.04 and $0.10 on a per share basis. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2020 was approximately $2.7 million and $4.2 million, respectively, or $0.03 and $0.05 on a per share basis. The Company's existing significant tax holiday in Malaysia will expire on December 31, 2021. The Company is pursuing an extension for its current tax holiday and evaluating other strategies to mitigate the impact of the expiring tax holiday. If the Company is unable to extend the current tax holiday or negotiate acceptable new terms, the Company’s ETR may be significantly adversely impacted.

13. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.1 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense was $25.6 million and $12.4 million, respectively.

Stock Options and SSARs

The expense related to stock options granted in the nine months ended September 30, 2021 and 2020 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Nine Months Ended September 30,
	2021			2020
Risk-free interest rate	0.06%			0.11%	to	1.42%
Dividend yield	—%			—%
Expected life (years)	4.5			4.3	to	4.5
Volatility	36.0%			38.8%	to	40.6%
Fair value at date of grant	$6.14	to	$6.31	$4.78	to	$5.95

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2021 (in millions, except share and per share amounts):

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	596,537	$22.72			5,765,903	$17.44
Granted	—	—			216,963	20.61
Exercised	—	—			(867,386)	16.54
Forfeited	—	—			(90,074)	17.01
Expired	(106,477)	22.17			(848,452)	29.52
Outstanding at September 30, 2021	490,060	$22.84	$—	0.9	4,176,954	$15.34	$14.8	3.0

Exercisable at September 30, 2021	490,060	$22.84	$—	0.9	3,309,977	$14.75	$13.4	2.4

There was no unrecognized compensation expense related to SSARs at September 30, 2021. At September 30, 2021, unrecognized compensation expense related to stock options not yet exercisable of $3.3 million is expected to be recognized over a weighted-average period of 1.4 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	1,909,786	$16.14
Granted	1,117,408	20.58
Vested (1)	(1,049,222)	15.79
Forfeited	(157,176)	18.26
Unvested at September 30, 2021	1,820,796	$18.82
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2021, $23.4 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	920,973	$16.04
Granted	277,183	28.46
Vested (1)	(329,092)	13.75
Forfeited	(101,483)	19.05
Unvested at September 30, 2021	767,581	$21.11
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2021, $11.9 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Earnings (loss) from continuing operations	$27.7	$5.6	$57.6	$(26.7)
Earnings from discontinued operations, net	—	—	0.2	3.7
Net earnings (loss)	$27.7	$5.6	$57.8	$(23.0)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.30	$0.06	$0.62	$(0.29)
Earnings from discontinued operations, net	—	—	0.01	0.04
Net earnings (loss)	$0.30	$0.06	$0.63	$(0.25)

Weighted-average shares outstanding	92,189,329	91,688,765	92,315,146	91,707,702

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.29	$0.06	$0.61	$(0.29)
Earnings from discontinued operations, net	—	—	—	0.04
Net earnings (loss)	$0.29	$0.06	$0.61	$(0.25)

Diluted weighted-average shares outstanding	94,143,034	92,473,318	94,780,940	91,707,702

As the Company either elected or intended to settle the principal amount of the Notes in cash for all periods presented, the treasury stock method was used to calculate any potential dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and nine months ended September 30, 2021, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 1,129,231 and 1,299,454, respectively. For the three and nine months ended September 30, 2020, the weighted-average number of anti-dilutive potential common shares excluded from the diluted earnings per share calculation above was 4,559,131 and 5,102,219, respectively.

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
(unaudited)
Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2021 and December 31, 2020.

16. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues:
Audio	$177.7	$164.8	$490.6	$389.4
Precision Devices	55.3	41.0	143.2	131.7
Total revenues	$233.0	$205.8	$633.8	$521.1

Earnings (loss) from continuing operations before interest and income taxes:
Audio	$36.6	$17.8	$95.0	$(0.5)
Precision Devices	14.0	8.0	28.3	26.2
Total segments	50.6	25.8	123.3	25.7
Corporate expense / other	14.1	13.2	44.7	34.3
Interest expense, net	4.2	4.7	12.3	12.5
Earnings (loss) before income taxes and discontinued operations	32.3	7.9	66.3	(21.1)
Provision for income taxes	4.6	2.3	8.7	5.6
Earnings (loss) from continuing operations	$27.7	$5.6	$57.6	$(26.7)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2021	December 31, 2020
Audio	$1,461.7	$1,470.4
Precision Devices	257.4	179.2
Corporate / eliminations	4.1	5.3
Total	$1,723.2	$1,654.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Asia	$163.4	$151.7	$452.0	$368.3
United States	42.2	28.8	109.3	86.8
Europe	24.6	23.1	65.4	59.8
Other Americas	1.6	1.3	3.9	2.8
Other	1.2	0.9	3.2	3.4
Total	$233.0	$205.8	$633.8	$521.1

Receivables, net from contracts with customers were $120.3 million and $123.8 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our total remaining performance obligations are immaterial.

17. Subsequent Events

On November 1, 2021, the Company will deliver $172.5 million in cash and approximately 0.4 million shares of its common stock to settle its obligations under the Notes. Under the Note Hedges, the Company expects to receive approximately 0.4 million shares of its common stock, which approximates the number of shares to be delivered under the Notes. See Note 10. Borrowings for additional information on these instruments.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks related to the COVID-19 pandemic and governmental responses to it, including but not limited to, the impact on our supply chain, power disruptions, customer demand, and costs associated with our operations. Other risks and uncertainties include, but are not limited to:

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

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

•PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the communications, medtech, defense, electric vehicle, and industrial markets. Our RF solutions solve a broad range of frequency filtering challenges for our military customers, who use them in their satellite communication and radar systems, as well as our telecommunications infrastructure customers deploying mmWave 5G equipment. Locations include the sales, support, engineering, and manufacturing facilities in North America, Europe, and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and to a lesser extent through distributors worldwide. We have recently been experiencing demand in excess of available capacity. During the third quarter of 2021, we continued to experience shortages of raw materials used in producing MEMS microphones and capacitor products due to supply chain constraints associated with the COVID-19 pandemic. In addition, we anticipate power curtailments in China will impact production during the fourth quarter of 2021. The duration and full extent of the impact of these disruptions is uncertain and depends upon many factors outside of our control.

IMC Acquisition

On May 3, 2021, we acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $80.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisition to our Consolidated Financial Statements.

COVID-19 Update

During 2020 and continuing into 2021, COVID-19, the most recently discovered coronavirus, spread throughout areas of the world where we operate. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. While some of these measures have been lightened or removed as global distribution of vaccines continues to progress, the COVID-19 pandemic has resulted in global business disruption, which has impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

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

Additional information regarding the risks that we face as a result of the COVID-19 pandemic can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Further, to the extent the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in our subsequent filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

	Three Months Ended September 30,
(in millions, except per share amounts)	2021	2020
Revenues	$233.0	$205.8

Gross profit	$96.9	$75.2
Non-GAAP gross profit	$97.5	$75.6

Earnings from continuing operations before interest and income taxes	$36.5	$12.6
Adjusted earnings from continuing operations before interest and income taxes	$52.6	$28.8

Provision for income taxes	$4.6	$2.3
Non-GAAP provision for income taxes	$7.5	$3.7

Earnings from continuing operations	$27.7	$5.6
Non-GAAP net earnings from continuing operations	$43.0	$22.3

Earnings per share from continuing operations - diluted	$0.29	$0.06
Non-GAAP diluted earnings per share from continuing operations	$0.45	$0.24

Revenues

Revenues for the third quarter of 2021 were $233.0 million, compared with $205.8 million for the third quarter of 2020, an increase of $27.2 million or 13.2%. Audio revenues increased $12.9 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by hearing health shipments above pre-pandemic levels and increased MEMS microphones shipments into the IoT and mobile markets, partially offset by lower demand from TWS markets. PD revenues increased $14.3 million, primarily due to our acquisition of IMC and higher demand from the medtech, industrial, defense, and electric vehicle markets, partially offset by decreased demand in the communications market. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2021 was $136.1 million, compared with $130.6 million for the third quarter of 2020, an increase of $5.5 million or 4.2%. This increase was primarily the result of higher shipping volumes, partially offset by product cost reductions and higher factory capacity utilization.

Restructuring Charges

During the third quarter of 2021, there were no restructuring charges recorded within Gross profit or Operating expenses.

During the third quarter of 2020, we recorded restructuring charges of $0.1 million within Operating expenses, primarily for actions associated with rationalizing the PD segment workforce.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2021 was $96.9 million, compared with $75.2 million for the third quarter of 2020, an increase of $21.7 million or 28.9%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2021 was 41.6%, compared with 36.5% for the third quarter of 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Non-GAAP gross profit for the third quarter of 2021 was $97.5 million, compared with $75.6 million for the third quarter of 2020, an increase of $21.9 million or 29.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2021 was 41.8%, compared with 36.7% for the third quarter of 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Research and Development Expenses

Research and development expenses for the third quarter of 2021 were $22.3 million, compared with $21.9 million for the third quarter of 2020, an increase of $0.4 million or 1.8%. Research and development expenses as a percentage of revenues for the third quarter of 2021 and 2020 were 9.6% and 10.6%, respectively. The increase in expenses was primarily driven by our acquisition of IMC. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2021 were $36.0 million, compared with $32.0 million for the third quarter of 2020, an increase of $4.0 million or 12.5%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2021 and 2020 were 15.5%. The increase in expenses was primarily driven by stock-based compensation, incentive compensation, and our acquisition of IMC. For additional information on stock-based compensation, refer to Note 13. Equity Incentive Program to our Consolidated Financial Statements. The increase in selling and administrative expenses was partially offset by lower legal expenses. Legal expenses were lower due to reduced activity related to the protection of our intellectual property. Our expenses as a percentage of revenues remained consistent with prior year as higher revenues offset our increased expenses.

Impairment Charges

Impairment charges for the third quarter of 2021 were $4.0 million, compared to $7.6 million for the third quarter of 2020. These charges relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 5. Impairments to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the third quarter of 2021 was $4.2 million, compared to $4.7 million for the third quarter of 2020, a decrease of $0.5 million. The decrease is primarily due to lower outstanding borrowings, partially offset by higher debt discount amortization. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the third quarter of 2021 was $1.9 million, compared with expense of $1.0 million for the third quarter of 2020, a change of $2.9 million. The change is primarily due to the impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2021 was a 14.2% provision, compared with a 29.1% provision for the third quarter of 2020. The ETR from continuing operations for the third quarter of 2021 was impacted by a net discrete provision totaling $0.4 million. The ETR from continuing operations for the third quarter of 2020 was impacted by a net discrete benefit totaling $1.2 million, primarily related to a benefit resulting from an increase to the recognized deferred tax assets in our U.S. and Malaysian subsidiaries. Absent the discrete items, the ETR from continuing operations for the third quarter of 2021 and 2020 was a 13.0% provision and a 44.3% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the third quarter of 2021 and 2020. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the third quarter of 2021 was a 14.9% provision, compared with a 14.2% provision for the third quarter of 2020. The non-GAAP ETR from continuing operations for the third quarter of 2021 and 2020 were impacted by net discrete items totaling $0.4 million of expense and $0.9 million of benefit, respectively. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2021 and 2020 was a 14.1% provision and a 17.7% provision, respectively. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy through the holiday period. Our existing significant tax holiday in Malaysia will expire on December 31, 2021. We are pursuing an extension for our current tax holiday and evaluating other strategies to mitigate the impact of the expiring tax holiday. If we are unable to extend the current tax holiday or negotiate acceptable new terms, our ETR may be significantly adversely impacted. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2021 was $27.7 million, compared with earnings of $5.6 million for the third quarter of 2020, an increase of $22.1 million. As described above, the increase is primarily due to increased revenues, higher gross profit margin, lower impairment charges, and reduced legal spending, partially offset by higher income tax expense, stock-based compensation, and incentive compensation.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the third quarter of 2021 was $36.5 million, compared with $12.6 million for the third quarter of 2020, an increase of $23.9 million. The increase in EBIT was primarily due to increased revenues, higher gross profit margin, lower impairment charges, and reduced legal spending, partially offset by higher stock-based compensation and incentive compensation.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2021 was $52.6 million, compared with $28.8 million for the third quarter of 2020, an increase of $23.8 million. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2021 was 22.6%, compared with 14.0% for the third quarter of 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher incentive compensation.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.29 for the third quarter of 2021, compared with earnings of $0.06 per share for the third quarter of 2020, an increase of $0.23. As described above, the increase is primarily due to increased revenues, higher gross profit margin, lower impairment charges, and reduced legal spending, partially offset by higher tax expense, stock-based compensation, and incentive compensation.

Non-GAAP diluted earnings per share from continuing operations was $0.45 for the third quarter of 2021, compared with earnings of $0.24 for the third quarter of 2020, an increase of $0.21. As described above, the increase is primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher non-GAAP income tax expense and incentive compensation.

Results of Operations for the Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020
Revenues	$633.8	$521.1

Gross profit	$258.6	$179.2
Non-GAAP gross profit	$260.7	$182.9

Earnings (loss) from continuing operations before interest and income taxes	$78.6	$(8.6)
Adjusted earnings from continuing operations before interest and income taxes	$122.7	$34.9

Provision for income taxes	$8.7	$5.6
Non-GAAP provision for income taxes	$15.5	$3.6

Earnings (loss) from continuing operations	$57.6	$(26.7)
Non-GAAP net earnings from continuing operations	$100.9	$24.3

Earnings (loss) per share from continuing operations - diluted	$0.61	$(0.29)
Non-GAAP diluted earnings per share from continuing operations	$1.05	$0.26

Revenues

Revenues for the nine months ended September 30, 2021 were $633.8 million, compared with $521.1 million for the nine months ended September 30, 2020, an increase of $112.7 million or 21.6%. Audio revenues increased $101.2 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by MEMS microphones in the IoT and computing markets. The IoT and computing markets are above pre-pandemic levels, with the computing market benefiting from the work-from-home and remote-learning trends. Hearing health demand has returned to pre-pandemic levels. The increased demand is partially offset by lower average pricing on mature products. PD revenues increased $11.5 million, primarily due to our acquisition of IMC and higher demand from the industrial, medtech, and electric vehicle markets, partially offset by decreased demand in the communications and defense markets. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Cost of Goods Sold

COGS for the nine months ended September 30, 2021 was $375.2 million, compared with $339.6 million for the nine months ended September 30, 2020, an increase of $35.6 million or 10.5%. This increase was primarily the result of higher shipping volumes and unfavorable foreign currency exchange rate changes, partially offset by product cost reductions, higher factory capacity utilization, and favorable mix.

Restructuring Charges

During the nine months ended September 30, 2021, there were no restructuring charges recorded within Gross profit. We recorded restructuring charges of $0.3 million within Operating expenses.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2021 was $258.6 million, compared with $179.2 million for the nine months ended September 30, 2020, an increase of $79.4 million or 44.3%. Gross profit margin for the nine months ended September 30, 2021 was 40.8%, compared with 34.4% for the nine months ended September 30, 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products, unfavorable foreign currency exchange rate changes, and higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Non-GAAP gross profit for the nine months ended September 30, 2021 was $260.7 million, compared with $182.9 million for the nine months ended September 30, 2020, an increase of $77.8 million or 42.5%. Non-GAAP gross profit margin for the nine months ended September 30, 2021 and 2020 was 41.1% and 35.1%, respectively. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products, unfavorable foreign currency exchange rate changes, and higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $70.2 million. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2021 and 2020 were 11.1% and 13.5%, respectively. Our expenses have remained consistent, however we have increased development activities in our precision devices, MEMS microphones, and hearing health product lines, which were offset by a reduction in development activities in our Intelligent Audio product line. The decrease in expenses as a percentage of revenues was primarily due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2021 were $108.9 million, compared with $99.3 million for the nine months ended September 30, 2020, an increase of $9.6 million or 9.7%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2021 and 2020 were 17.2% and 19.1%, respectively. The increase in expenses was primarily driven by stock-based compensation, incentive compensation, and our acquisition of IMC. Due to the impacts of the COVID-19 pandemic, stock-based compensation in 2021 increased due to certain modifications made to previously granted performance share units, while stock-based compensation in 2020 was lowered due to a change in estimated attainment of certain performance targets. For additional information on stock-based compensation, refer to Note 13. Equity Incentive Program to our Consolidated Financial Statements. The increase in selling and administrative expenses was partially offset by lower legal expenses, which were lower due to reduced activity related to the protection of our intellectual property. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Impairment Charges

Impairment charges for the nine months ended September 30, 2020 were $4.0 million, compared to $7.6 million for the nine months ended September 30, 2020. These charges relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 5. Impairments to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the nine months ended September 30, 2021 was $12.3 million, compared with $12.5 million for the nine months ended September 30, 2020, a decrease of $0.2 million. The decrease is primarily due to lower outstanding borrowings, partially offset by higher debt discount amortization. For additional information on borrowings and interest expense, refer to Note 10. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the nine months ended September 30, 2021 was $3.4 million, compared with expense of $0.2 million for the nine months ended September 30, 2020, a change of $3.6 million. The change is primarily due to the impacts from foreign currency exchange rate changes and the appreciation in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2021 was a 13.1% provision, compared with a 26.5% provision for the nine months ended September 30, 2020. The ETR from continuing operations for the nine months ended September 30, 2021 was impacted by a net discrete benefit totaling $0.9 million. The ETR from continuing operations for the nine months ended September 30, 2020 was impacted by a net discrete benefit totaling $1.2 million, primarily related to a benefit resulting from an increase to the recognized deferred tax assets in our U.S. and Malaysian subsidiaries. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2021 and 2020 was a 14.5% provision and a 32.2% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions (primarily the U.S.), which resulted in the provision for both the nine months ended September 30, 2021 and 2020. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2021 was a 13.3% provision, compared with a 12.9% provision for the nine months ended September 30, 2020. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2021 was impacted by a net discrete benefit totaling $0.6 million. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2020 was impacted by a net discrete benefit totaling $1.4 million, primarily related to a change in the indefinite reinvestment assertion related to a portion of undistributed earnings of our Malaysian and Luxembourg subsidiaries and a benefit resulting from an increase to our Malaysian subsidiary's deferred tax assets. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2021 was a 13.8% provision, compared to a 17.9% provision for the nine months ended September 30, 2020. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss, the favorable impact of our significant tax holidays in Malaysia, and judgments as to the realizability of our deferred tax assets. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy through the holiday period. Our existing significant tax holiday in Malaysia will expire on December 31, 2021. We are pursuing an extension for our current tax holiday and evaluating other strategies to mitigate the impact of the expiring tax holiday. If we are unable to extend the current tax holiday or negotiate acceptable new terms, our ETR may be significantly adversely impacted. For additional information on these tax holidays, refer to Note 12. Income Taxes to our Consolidated Financial Statements.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the nine months ended September 30, 2021 were $57.6 million, compared with a loss of $26.7 million for the nine months ended September 30, 2020, an increase of $84.3 million. As described above, the increase is primarily due to higher revenues, higher gross profit margin, lower restructuring charges, reduced legal spending, and lower impairment charges, partially offset by higher stock-based compensation, incentive compensation, and income tax expense.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes from continuing operations for the nine months ended September 30, 2021 were $78.6 million, compared with a loss of $8.6 million for the nine months ended September 30, 2020, an increase of $87.2 million. The increase in EBIT is primarily due to higher revenues, higher gross profit margin, lower restructuring charges, reduced legal spending, and lower impairment charges, partially offset by higher stock-based compensation and incentive compensation.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2021 was $122.7 million, compared with $34.9 million for the nine months ended September 30, 2020, an increase of $87.8 million. Adjusted EBIT margin for the nine months ended September 30, 2021 was 19.4%, compared with 6.7% for the nine months ended September 30, 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher incentive compensation.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.2 million in the nine months ended September 30, 2021, compared with $3.7 million for the nine months ended September 30, 2020. We recorded a tax benefit during the second quarter of 2021 related to the Speaker and Receiver Product Line. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.61 for the nine months ended September 30, 2021, compared with a loss of $0.29 for the nine months ended September 30, 2020, an increase of $0.90. As described above, the increase is primarily due to increased revenues, higher gross profit margin, lower restructuring charges, reduced legal spending, and lower impairment charges, partially offset by higher stock-based compensation, incentive compensation, and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $1.05 for the nine months ended September 30, 2021, compared with $0.26 for the nine months ended September 30, 2020, an increase of $0.79. As described above, the increase is primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher incentive compensation.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Gross profit	$96.9	$75.2	$258.6	$179.2
Stock-based compensation expense	0.3	0.4	1.1	1.3
Restructuring charges	—	—	—	2.3
Production transfer costs (2)	—	—	—	0.1
Other (3)	0.3	—	1.0	—
Non-GAAP gross profit	$97.5	$75.6	$260.7	$182.9

Earnings (loss) from continuing operations	$27.7	$5.6	$57.6	$(26.7)
Interest expense, net	4.2	4.7	12.3	12.5
Provision for income taxes	4.6	2.3	8.7	5.6
Earnings (loss) from continuing operations before interest and income taxes	36.5	12.6	78.6	(8.6)
Stock-based compensation expense	7.1	4.8	25.6	12.4
Intangibles amortization expense	4.3	3.3	11.5	9.8
Impairment charges	4.0	7.6	4.0	7.6
Restructuring charges	—	0.1	0.3	12.8
Production transfer costs (2)	—	—	—	0.1
Other (3)	0.7	0.4	2.7	0.8
Adjusted earnings from continuing operations before interest and income taxes	$52.6	$28.8	$122.7	$34.9

Interest expense, net	$4.2	$4.7	$12.3	$12.5
Interest expense, net non-GAAP reconciling adjustments (4)	2.1	1.9	6.0	5.5
Non-GAAP interest expense	$2.1	$2.8	$6.3	$7.0

Provision for income taxes	$4.6	$2.3	$8.7	$5.6
Income tax effects of non-GAAP reconciling adjustments (5)	2.9	1.4	6.8	(2.0)
Non-GAAP provision for income taxes	$7.5	$3.7	$15.5	$3.6

Earnings (loss) from continuing operations	$27.7	$5.6	$57.6	$(26.7)
Non-GAAP reconciling adjustments (6)	16.1	16.2	44.1	43.5
Interest expense, net non-GAAP reconciling adjustments (4)	2.1	1.9	6.0	5.5
Income tax effects of non-GAAP reconciling adjustments (5)	2.9	1.4	6.8	(2.0)
Non-GAAP net earnings from continuing operations	$43.0	$22.3	$100.9	$24.3

Diluted earnings (loss) per share from continuing operations	$0.29	$0.06	$0.61	$(0.29)
Earnings per share non-GAAP reconciling adjustment	0.16	0.18	0.44	0.55
Non-GAAP diluted earnings per share from continuing operations	$0.45	$0.24	$1.05	$0.26

Diluted average shares outstanding	94,143,034	92,473,318	94,780,940	91,707,702
Non-GAAP adjustment (7)	1,226,016	1,574,586	868,783	2,728,712
Non-GAAP diluted average shares outstanding (7)	95,369,050	94,047,904	95,649,723	94,436,414

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

Segment Results of Operations for the Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

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

Audio

	Three Months Ended September 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$177.7		$164.8

Earnings from continuing operations before interest and income taxes	$36.6	20.6%	$17.8	10.8%
Stock-based compensation expense	2.1		2.2
Intangibles amortization expense	2.7		2.7
Impairment charges	4.0		7.6
Other (1)	0.3		0.4
Adjusted earnings from continuing operations before interest and income taxes	$45.7	25.7%	$30.7	18.6%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.

Revenues

Revenues were $177.7 million for the third quarter of 2021, compared with $164.8 million for the third quarter of 2020, an increase of $12.9 million or 7.8%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by MEMS microphones in the IoT and computing markets. The IoT and computing markets are above pre-pandemic levels, with the computing market benefiting from the work-from-home and remote-learning trends. Hearing health demand has returned to pre-pandemic levels.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $36.6 million for the third quarter of 2021, compared with earnings of $17.8 million for the third quarter of 2020, an increase of $18.8 million. The increases were primarily due to higher revenues, higher gross profit margin, a reduction in impairment charges, and lower legal expenses in connection with the protection of our intellectual property. The gross profit margin increase was driven by product cost reductions, positive mix, and higher factory capacity utilization, partially offset by unfavorable foreign currency exchange rate changes and net unfavorable inventory reserve adjustments. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Adjusted EBIT was $45.7 million for the third quarter of 2021, compared with $30.7 million for the third quarter of 2020, an increase of $15.0 million. Adjusted EBIT margin for the third quarter of 2021 was 25.7%, compared to 18.6% for the third quarter of 2020. The increases were primarily due to higher revenues, higher gross profit margin, and lower legal expenses in connection with the protection of our intellectual property. The gross profit margin increase was driven by product cost reductions, positive mix, and higher factory capacity utilization, partially offset by unfavorable foreign currency exchange rate changes and net unfavorable inventory reserve adjustments. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Precision Devices

	Three Months Ended September 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$55.3		$41.0

Earnings from continuing operations before interest and income taxes	$14.0	25.3%	$8.0	19.5%
Stock-based compensation expense	0.7		0.2
Intangibles amortization expense	1.6		0.6
Restructuring charges	—		0.1
Other (1)	0.3		—
Adjusted earnings from continuing operations before interest and income taxes	$16.6	30.0%	$8.9	21.7%

(1) Expenses related to the acquisition of IMC.
Revenues

Revenues were $55.3 million for the third quarter of 2021, compared with $41.0 million for the third quarter of 2020, an increase of $14.3 million or 34.9%. Revenues increased primarily due to our acquisition of IMC and higher demand from the medtech, industrial, defense, and electric vehicle markets, partially offset by decreased demand in the communications market. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $14.0 million for the third quarter of 2021, compared with $8.0 million for the third quarter of 2020, an increase of $6.0 million. EBIT margin for the third quarter of 2021 was 25.3%, compared to 19.5% for the third quarter of 2020. The increases were primarily due to higher revenues, including the acquisition of IMC and higher gross profit margin, partially offset by IMC operating expenses and an increase in intangible amortization. The gross profit margin increase was driven by the benefits of productivity initiatives, higher factory utilization, and net favorable inventory reserve adjustments, partially offset by higher precious metals cost and unfavorable mix. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Adjusted EBIT was $16.6 million for the third quarter of 2021, compared with $8.9 million for the third quarter of 2020, an increase of $7.7 million. Adjusted EBIT margin for the third quarter of 2021 was 30.0%, compared with 21.7% for the third quarter of 2020. The increases were primarily due to higher revenues, including the acquisition of IMC and higher gross profit margin, partially offset by IMC operating expenses. The gross profit margin increase was driven by the benefits of productivity initiatives, higher factory utilization, and net favorable inventory reserve adjustments, partially offset by higher precious metals cost and unfavorable mix. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Segment Results of Operations for the Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Audio

	Nine Months Ended September 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$490.6		$389.4

Earnings (loss) from continuing operations before interest and income taxes	$95.0	19.4%	$(0.5)	NM (2)
Stock-based compensation expense	7.8		8.4
Intangibles amortization expense	8.1		8.0
Impairment charges	4.0		7.6
Restructuring charges	0.3		11.0
Other (1)	1.2		0.4
Adjusted earnings from continuing operations before interest and income taxes	$116.4	23.7%	$34.9	9.0%

(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.
(2) Not meaningful.

Revenues

Revenues were $490.6 million for the nine months ended September 30, 2021, compared with $389.4 million for the nine months ended September 30, 2020, an increase of $101.2 million or 26.0%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by MEMS microphones in the IoT and computing markets. The IoT and computing markets are above pre-pandemic levels, with the computing market benefiting from the work-from-home and remote-learning trends. Hearing health demand has returned to pre-pandemic levels. The increased demand is partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes were $95.0 million for the nine months ended September 30, 2021, compared with a loss from continuing operations before interest and income taxes of $0.5 million for the nine months ended September 30, 2020, an increase of $95.5 million. The increases were primarily due to higher revenues, higher gross profit margin, a reduction in restructuring charges, lower legal expenses in connection with the protection of our intellectual property, a reduction in operating expenses, and lower impairment charges. The gross profit margin increase was driven by product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Adjusted EBIT was $116.4 million for the nine months ended September 30, 2021, compared with $34.9 million for the nine months ended September 30, 2020, an increase of $81.5 million. Adjusted EBIT margin for the nine months ended September 30, 2021 was 23.7%, compared to 9.0% for the nine months ended September 30, 2020. The increases were primarily due to higher revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, and a reduction in operating expenses. The gross profit margin increase was driven by product cost reductions, higher factory capacity utilization, positive mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$143.2		$131.7

Earnings from continuing operations before interest and income taxes	$28.3	19.8%	$26.2	19.9%
Stock-based compensation expense	2.1		0.5
Intangibles amortization expense	3.4		1.8
Restructuring charges	—		0.1
Production transfer costs (1)	—		0.1
Other (2)	1.0		—
Adjusted earnings from continuing operations before interest and income taxes	$34.8	24.3%	$28.7	21.8%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in earnings from continuing operations before interest and income taxes for each period presented.

(2) Expenses related to the acquisition of IMC.

Revenues

Revenues were $143.2 million for the nine months ended September 30, 2021, compared with $131.7 million for the nine months ended September 30, 2020, an increase of $11.5 million or 8.7%. Revenues decreased primarily due to our acquisition of IMC and higher demand from the industrial, medtech, and electric vehicle markets, partially offset by decreased demand in the communications and defense markets. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT was $28.3 million for the nine months ended September 30, 2021, compared with $26.2 million for the nine months ended September 30, 2020, an increase of $2.1 million. EBIT margin for the nine months ended September 30, 2021 was 19.8%, compared to 19.9% for the nine months ended September 30, 2020. EBIT increased primarily due to higher revenues and gross profit margin, partially offset by IMC operating expenses, increases in intangible amortization, and stock-based compensation. The gross profit margin increase was driven by benefits of productivity initiatives, higher factory utilization, net favorable inventory reserve adjustments, and higher pricing, partially offset by higher precious metals cost and unfavorable foreign currency exchange rate changes. EBIT margin was consistent with the prior period. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Adjusted EBIT was $34.8 million for the nine months ended September 30, 2021, compared with $28.7 million for the nine months ended September 30, 2020, an increase of $6.1 million. Adjusted EBIT margin for the nine months ended September 30, 2021 was 24.3%, compared with 21.8% for the nine months ended September 30, 2020. The increases were primarily due to higher revenues and gross profit margin, partially offset by IMC operating expenses. The gross profit margin increase was driven by benefits of productivity initiatives, higher factory utilization, net favorable inventory reserve adjustments, and higher pricing, partially offset by higher precious metals cost and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

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

In May 2016, we sold $172.5 million aggregate principal amount of 3.25% convertible senior notes due November 1, 2021 ("the Notes") and concurrently entered into convertible note hedge transactions with respect to our common stock to minimize the potential dilution upon conversion of the Notes. We have elected to settle the principal amount of the Notes in cash. If the conversion value exceeds the principal amount of the Notes, we will deliver shares of our common stock to settle the remainder of our obligation. In addition, we entered into warrant transactions whereby we sold warrants to acquire shares of our common stock at a strike price of $21.1050 per share. The Notes will mature on November 1, 2021, unless earlier converted. The Notes are unsecured, senior obligations and interest is payable semi-annually in arrears. We have primarily used the net proceeds to reduce borrowings outstanding. For additional information, refer to Note 10. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2021, we repurchased 1,011,124 shares of common stock for a total of $20.0 million.

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

On May 3, 2021, we acquired all of the outstanding shares of common stock of IMC for $80.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 4. Acquisition to our Consolidated Financial Statements.

Our ability to make payments on and to refinance our indebtedness, as well as any debt that we may incur in the future, will depend on our ability in the future to generate cash from operations and financings. Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $140.0 million and $147.8 million at September 30, 2021 and December 31, 2020, respectively. Of these amounts, cash held by our non-U.S. operations totaled $83.2 million and $101.4 million as of September 30, 2021 and December 31, 2020, respectively.

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

Cash Flow Summary

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash flows provided by (used in):
Operating activities	$116.6	$52.6
Investing activities	(109.4)	(20.3)
Financing activities	(14.9)	28.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2
Net (decrease) increase in cash and cash equivalents	$(7.8)	$60.7

Operating Activities

Cash provided by operating activities in 2021 increased $64.0 million compared to 2020, primarily due to an improvement in net earnings, which was largely driven by higher revenues and improved gross profit margins. The improvement in net earnings was partially offset by the net sum of unfavorable changes in accounts receivable, inventories, and accounts payable, which is attributable to higher customer demand and increased production activity.

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

Financing Activities

Cash used in financing activities during 2021 is primarily related to the $20.0 million of repurchases of common stock and the $7.6 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $14.4 million from the exercise of options. Cash provided by financing activities during 2020 is primarily related to the net borrowings under our revolving credit facility of $50.0 million, partially offset by the $15.0 million of repurchases of common stock and the $6.1 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	September 30, 2021	December 31, 2020
3.25% convertible senior notes	$171.8	$165.1
Revolving credit facility	—	—
Total	171.8	165.1
Less current maturities	171.8	165.1
Total long-term debt	$—	$—

Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024; provided, that if all the Notes have not been repaid, refinanced, and/or converted to our common stock by August 2, 2021 (the "Springing Maturity Test Date"), then the commitments under the New Credit Facility will terminate, and the loans outstanding thereunder will mature, on such earlier date unless, from and after the Springing Maturity Test Date and for so long as the Notes have not been repaid, refinanced, and/or converted to our common stock, we do not permit liquidity (as defined in the New Credit Agreement) for any period of three consecutive business days to be less than $150.0 million. We maintained the required liquidity from August 2, 2021 through September 30, 2021.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and our total leverage ratio. Based upon our total leverage ratio, our borrowing rate could range from LIBOR + 1.50% to LIBOR + 2.50%. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%. At September 30, 2021, we were in compliance with all covenants under these facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of our exposure to market risk as of December 31, 2020, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2021. As of September 30, 2021, the remaining amount authorized for share repurchases was $63.8 million.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 28, 2021	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)