Form 10-K
period 2021-12-31
Knowles Corp
filed 2022-02-09
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2021 was approximately $1,791,000,000. The number of outstanding shares of the registrant’s common stock as of February 7, 2022 was 91,813,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of advanced micro-acoustic microphones and balanced armature speakers, audio solutions, and high performance capacitors and radio frequency ("RF") products, serving the consumer electronics, medtech, defense, electric vehicle, industrial, and communications markets. We use our leading position in SiSonic™ micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience across consumer applications. We are also a leader in hearing health acoustics, high performance capacitors, and RF solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 7,000 employees at facilities located in 13 countries around the world.

Our Strategy

The Company is focused on delivering high value, differentiated solutions to a diverse set of end markets.

In our Audio segment, our primary focus is to position the Company to benefit from the positive trends across consumer devices. With products ranging from mobile phones to headsets, and from smart speakers to household appliances, improved audio quality and voice-powered interactions have emerged as critical and necessary features. Across mobile, ear, computing, and Internet of Things ("IoT") markets, consumers want better audio performance and to engage with technology through natural, spoken commands, and original equipment manufacturers (“OEMs") are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones, balanced armature speakers, and digital signal processing place us in a competitive position to enhance audio performance and enable voice input. To benefit from these positive market trends, we leverage our core strengths in audio process technologies and prioritize research and development projects with potential for success in the market.

Our focus on strategically positioning the business to support favorable trends in audio includes significant investments in MEMS microphones and balanced armature speakers to maintain our leadership positions and optimize our manufacturing capabilities across our business units. We also divested our low-margin speaker and receiver product line for handsets ("Speaker and Receiver Product Line") in 2016 to focus on higher-value solutions for end markets exhibiting greater unit growth.

In our Precision Devices segment, we continue to focus on sales growth and improved margins by expanding our presence in profitable markets through organic initiatives and acquisitions. In 2017, we reshaped our portfolio by divesting our timing device business ("Timing Device Business"). We have also completed four tuck-in acquisitions where we have strong market positions and attractive margin profiles, including defense, medtech, industrial, electric vehicle, and communications applications.

Our Business Segments

Our reportable segments are as follows:

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, hearing health, True Wireless Stereo ("TWS"), IoT, and computing markets. Audio has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•Precision Devices ("PD") Segment
Our PD group specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the defense, medtech, industrial, electric vehicle, and communications markets. Our RF solutions solve a broad range of frequency filtering challenges for our customers, who use them in satellite communications and radar systems for defense applications. RF solutions are also used in mmWave 5G communications equipment. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

We sell our products directly to OEMs and to their contract manufacturers and suppliers and through sales representatives and distributors worldwide.

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

In our PD segment, we sell high reliability, high voltage and high temperature ceramic capacitors, and electromagnetic interference filters across diverse end markets. Portions of this segment face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades, expansion, and government contracts. We have been experiencing increased demand for our products driven by the upgrading of large rotary radars, deployment of communication satellites, build-out of 5G communication systems, and the rapid replacement of combustion engine vehicles with electric vehicles. In addition, demand has increased as a result of the expansion of small implantable devices to monitor and correct a host of chronic health issues.

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

In PD, we operate 6 facilities in North America and 1 facility in Asia for the manufacturing of products that support our global customers, as well as their suppliers and contract manufacturers.

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

In the Audio segment, our investments in research and development enable us to continually introduce new products with improved features and performance. Our customers are adopting these higher value microphones and balanced armature speakers to improve the overall audio performance of their devices which in turn improves the end user experience. Typically our new products have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products trend lower, as is typical in the consumer electronics market.

For products that were introduced more than 18 months ago, we strive to offset anticipated price erosion through bill of material cost reductions, yield improvements, equipment efficiency, and movement to lower-cost manufacturing locations.

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors and filters for a diverse set of end markets including defense, medtech, industrial, electric vehicle, and communications.

Customers, Sales, and Distribution

We serve customers in the consumer electronics, medtech, defense, electric vehicle, industrial, and communications markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global mobile phone manufacturers, hearing aid manufacturers, and many of the largest global EMS companies, particularly in China.

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2021	2020	2019
Apple Inc.	16%	23%	22%

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

Raw Materials

We use a wide variety of raw materials, primarily metals, ceramic powder, and semi-processed or finished components. Commodity pricing for various metals, such as palladium, gold, brass, stainless steel, and copper, fluctuates. As a result, our operating results are exposed to such fluctuations. Although some cost increases may be recovered through increased prices to customers, if commodity prices trend upward, we attempt to control such costs through fixed-price contracts with suppliers and various other programs.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain other emerging product and technology opportunities. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into our customers’ products at competitive prices. Our future success may also depend on increasing content in our customers’ products including assisting our customers with integration of our products and software into their new products and providing support from the concept stage through design, launch, and production ramp.

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2022 through 2041. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2022, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

Cybersecurity

We regularly perform risk assessments relating to cybersecurity and technology risks. We have a risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to our customers and partners. We utilize a defensive in-depth strategy, with multiple layers of security controls to protect our data and solutions. We mitigate cybersecurity risks by employing extensive measures, including employee training, systems monitoring and testing, and maintenance of protective systems and contingency plans. We continually evaluate ourselves for appropriate business continuity and disaster recovery planning, with test scenarios that include simulations and penetration tests. We also install and regularly update antivirus software on all Company-managed systems to detect and prevent malicious code from impacting our systems.

For more information on risks related to data security, see Item 1A. "Risk Factors - Risks Related to Intellectual Property and Cybersecurity - Our business and operations could suffer in the event of security breaches, cybersecurity incident, other unauthorized disclosures, or network disruptions."

Seasonality

In general, our Audio businesses tend to have higher revenues in the third and fourth quarters of each fiscal year. This is particularly true of those businesses that serve the consumer electronics market. Our Audio businesses tend to have short product cycles and the timing of new OEM product launches can impact quarterly revenues, earnings, and cash flow. Our PD business is not typically subject to seasonality.

Human Capital Management

As of December 31, 2021, Knowles had approximately 7,000 employees at facilities located in 13 countries around the world. Approximately 81% of our employees are located in Asia and approximately 69% of our employees globally identify as female. In the United States, approximately 42% of our employees identify as female and approximately 49% of our employees self-identified as belonging to a racial/ethnic minority group. We believe our success is dependent upon attracting, developing, and retaining high performing employees at all levels of the organization. An important component of achieving this goal is fostering a workplace environment that embraces diversity and inclusion. Our Chief Human Resources Officer is responsible for developing and executing on our human capital strategy, with oversight by the Compensation Committee of our Board of Directors. Our key initiatives with respect to human capital management include:

Recruitment, Training, and Development

We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, strategic partnerships with universities and industry organizations, and a robust employee referral program.

We invest in the ongoing training and development of our employees by offering tuition and continuous education reimbursement, leveraging an e-learning platform, and implementing formal mentorship programs. Additionally, we support the advancement of women and other underrepresented minority groups by providing accelerated development programs. Knowles has a formal Succession Planning initiative with the primary objective of identifying and developing our next generation leaders.

Our Chief Human Resources Officer annually reviews with the Board of Directors our overall talent management strategy and progress.

Commitment To Diversity, Inclusion, and Equality

We believe our diverse teams, with their unique ideas, thoughts, and perspectives, form the building blocks for our culture of innovation at Knowles. We strive to create and maintain a workplace environment that embraces the diversity of thoughts, ideas, beliefs, and experiences, brought by our team members. We recognize that nurturing an inclusive workplace enables us to attract, develop, and retain our team members regardless of their race, color, gender identity, language, national origin, religion, orientation, or age. To successfully execute on our strategy, we have established a Diversity and Inclusion Council comprised of employees from various areas of the Company along with members of senior management who serve as executive sponsors. The Council is tasked with advising the management team on concrete initiatives we can undertake as an organization to strengthen diversity and inclusion at the Company. Under the Council's leadership, we have commemorated and celebrated numerous diversity, cultural, and historical events throughout the year.

Knowles is also committed to the advancement of women in the workplace and gender diversity in engineering careers. We endeavor to be known as an Employer of Choice for Women in Engineering and have implemented programs with the goal of increasing the representation of women in the engineering community. For example, Knowles is the perennial sponsor of the University of Illinois at Chicago's ("UIC") Women in Engineering Summer Program. We have also supported UIC's women engineering students with programs such as academic scholarships, summer internship programs, mentorship programs, and full-time employment opportunities. Our goal is to build a pipeline of multi-generational talent and accelerate the development of women engineers into advanced technical and leadership positions at Knowles. Additionally, we are focused on increasing the representation of women in leadership roles at Knowles. For our 2021 Corporate Summer Internship Program, over 50% of our engineering internship positions were filled by women engineering students.

We are fully committed to supporting our communities and the advancement of underrepresented minority groups. In 2021, we launched our partnership with PEAK (Partnership to Educate and Advance Kids), a Chicago-based nonprofit that is focused on providing academically average students from the city's most challenging and under-served neighborhoods with financial, educational, and personal support through their high school years. In addition to providing financial assistance to help fund the students' education, we also launched a tutoring program whereby Knowles employees work with students who need additional help with STEM subjects.

To support first generation students from underserved communities who are pursuing STEM degrees, we partnered with the engineering schools at Penn State University and the University of Illinois at Urbana-Champaign. In 2021, we awarded academic scholarships to first year students in the undergraduate engineering programs at each of these universities.

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

Fostering a Safe Work Environment

We believe it is important to provide a healthy and safe workplace for our employees. We continue to maintain an Environmental, Health, and Safety Policy that reflects our goals to not only reduce our carbon footprint, but to ensure the health, safety, and welfare of our employees. During 2021, environmental, health, and safety training and instruction were provided at all levels within the Company. In addition, throughout the COVID-19 pandemic, we have adopted enhanced safety measures and practices across all of our facilities, including adopting social distancing measures (such as limiting or reducing the number of workers at our sites), enacting enhanced cleaning measures, and providing workers with personal protection equipment.

Additional information regarding Knowles' activities related to its people and sustainability, as well as workforce diversity data, can be found in the Knowles 2021 Corporate Sustainability Report, which is located on our website. The contents of our website and our Corporate Sustainability Report are referenced for general information only and are not incorporated into this Annual Report on Form 10-K.

Other Information

The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available on the "Financial Information - SEC Filings” link on the Investor Relations section of our website, www.knowles.com, or at www.sec.gov. We post each of these reports on our website as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission ("SEC"). Our corporate governance policies, Code of Business Conduct, and Board committee charters and policies are also posted on the Investor Relations section of our website. The information contained in, and that can be accessed through our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.

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

The effects on our operations due to the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19's spread have negatively impacted our operations and financial results and future impacts are uncertain and difficult to predict, but may include:

◦The effects of the COVID-19 pandemic on our business may extend well beyond the current health crisis and immediate related governmental action. Disruptions resulting from COVID-19 may cause some of our customers to take cost-cutting actions. In addition, shifts in consumer spending and market downturns due to pandemic fears and the measures taken to contain its spread may negatively impact demand for our products, particularly in our Audio segment, and may have a significant negative impact to our markets.
◦We may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. For example, we experienced a temporary reduction of our manufacturing and operating capacity in China, Malaysia, and the Philippines as a result of government-mandated actions to control the spread of COVID-19. While those restrictions have been lifted, they may be reinstated as the pandemic continues to evolve. In addition, the recent surge in COVID-19 cases due to variants of the virus has resulted in intermittent workforce disruptions, particularly in our North American facilities, negatively impacting our operations and resulting in delays in shipments to customers.
◦We have experienced disruption and delays to our supply chain, particularly with respect to the global shortage of semiconductor components. If such shortages were to continue or worsen or our suppliers' operations were to be significantly impacted, we may need to seek alternative suppliers, which may result in higher supply chain costs to us, supplies not being available, or significant delays in shipments to us and subsequently to our customers.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks discussed in this Item 1A., Risk Factors. The ultimate impact on our business and results of operations depends on future developments, which are uncertain, rapidly changing, and difficult to predict, including but not limited to the severity and duration of the COVID-19 pandemic; the availability, adoption, and efficacy of vaccines; the emergence, spread, and severity of new variants of COVID-19; actions taken by governmental authorities and other third parties in response; and when and to what extent normal business, economic, and social activity and conditions resume.

Risks Related To Our Business

Our largest segment, Audio, derives a significant portion of its revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our Audio segment accounted for 77% of our consolidated revenues for fiscal 2021. Our Audio segment derives a significant portion of revenues from a small number of OEM customers. For 2021, Audio top five customers accounted for approximately 50% of Audio’s revenues. For the year ended December 31, 2021, Apple Inc. accounted for approximately 21% of Audio’s revenues and 16% of consolidated company revenues. The mobile handset industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of Audio’s top customers or a reduction in the purchases of Audio’s products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, our Audio segment’s revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

We derive the majority of our Audio revenues from MEMS microphones and a significant reduction in our sales of MEMS microphones could significantly reduce our revenues and adversely impact our operating results.

Within our Audio segment, revenues are generated primarily from the sales of our MEMS microphones. Sales of MEMS microphones accounted for approximately 56% of our consolidated revenues for fiscal 2021. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our Audio revenues to substantially decline, which may have a material adverse effect on our operating results.

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs for which we may not be able to readily identify alternatives or substitutes in the event of a supply disruption or capacity constraint at or by any of these suppliers, which could have a material adverse impact on our results of operations.

Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components, or subassemblies that are used in our products. In some cases, our suppliers or foundries are our sole source of supply, such as with our ASIC and MEMS foundry partners. Additionally, some of our suppliers or foundries are a strategic supplier to one of our competitors or a customer. Should an event occur which affects the ability or willingness of a key or sole supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse effect on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale, or other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions (including COVID-19-related supplier plant shutdowns or slowdowns, governmental regulatory and enforcement actions, and work stoppages), operational issues, or capacity constraints at a supplier or foundry (including as a result of a surge in customer demand). For example, a global shortage of semiconductors has had an immaterial impact on our MEMS microphone business, however this could escalate in future quarters and cause production delays and have a material adverse impact on our results of operations.

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

Implementing our business strategy also requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. Competition for such experienced technical personnel in our industry and where we are located is intense, and we cannot assure that we can continue to recruit and retain such personnel. For example, there is substantial competition for experienced engineers in China and technical personnel in the U.S. and India, which may make it difficult for us to recruit and retain key employees. If we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be materially impaired.

We depend on the mobile handset market for a significant portion of our revenues, and any downturn or slower than expected growth in this market could significantly reduce our revenues and adversely impact our operating results.

The mobile handset market accounted for approximately 21% of our consolidated revenues for fiscal 2021. While other markets such as mobile headsets, computing, wearables, and IoT are gaining in significance, we expect that a substantial portion of our consolidated revenues will continue to be attributable to the mobile handset market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. The mobile handset market has experienced and may continue to experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. While our diversification strategy has tempered the impact of the recent slowing of growth in this market, a significant downturn in the mobile handset market could have a material adverse effect on our business and operating results. In addition, a decline in global economic conditions, particularly in China and other geographic regions with high concentrations of mobile handset users, could have adverse, wide-ranging effects on demand for our products or technologies.

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

Our effective tax rate is favorably impacted by tax holidays granted to us by certain foreign jurisdictions, which lowers the tax rates we are subject to for a period of time as compared to the countries' statutory tax rates. These tax holidays are subject to the satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. If we fail to satisfy such conditions, our effective tax rate may be materially adversely impacted. For additional detail, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Moreover, tax rates and laws in the countries where we operate may change, or tax reforms may be enacted domestically or in foreign jurisdictions which may increase tax uncertainty and may adversely affect our liquidity, cash flows, and future reported financial results or our ability to continue to structure and conduct our business as is done currently. For example, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation, treaties, and regulations concerning taxation. In addition, many countries have politically committed to proposed fundamental changes to the international corporate tax system, by the Organization for Economic Co-operation and Development's (the "OECD") Inclusive Framework on Base Erosion and Profit Shifting, including the potential implementation of a minimum tax on global income, amongst other proposals.

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

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2021, the balance of our goodwill, other intangible assets, and long-lived assets was $1.3 billion and the total market value of the Company’s outstanding shares was $2.1 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

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

Many of our manufacturing operations, research and development operations, vendors, and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations, our results of operations and financial condition could be negatively impacted. These risks include:

o	labor unrest and strikes, particularly in Asia, where the majority of our manufacturing operations are located;
o	earthquakes, tsunamis, floods, and other natural disasters, or catastrophic events (which may occur with more frequency or greater intensity due to climate change), particularly in Asia, where the majority of our manufacturing operations and suppliers are located;
o	health crises, including epidemics and pandemics, such as the COVID-19 pandemic, and governmental responses thereto, including by resulting in quarantines, closures, or other disruptions;
o	acts of terrorism or armed conflicts;
o	political or economic instability;
o	government embargoes, trade restrictions, and import and export controls; and
o	transportation delays and interruptions.

In addition, increasing focus on environmental, social, and governance ("ESG") responsibility, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors. Some of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. Also, an increasing number of investors are requiring companies to disclose corporate ESG policies, practices, and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate ESG practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, which could have a material adverse effect on our results of operations and our reputation.

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

Political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are, and could in the future limit or prevent us from transacting business with certain of our customers or suppliers. The U.S. government has made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China, or other countries, such as tariffs and sanctions would present particular risks for us that could adversely impact our results of operations and financial condition. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

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

While we have taken and continue to actively take measures to protect the various proprietary information, algorithms, source code, and confidential data relating to both our and our customers’ business and products that is stored on our computer networks, servers, and peripheral devices, as well as on servers owned or managed by third party vendors whom we leverage, such data and information remains vulnerable to cyber attacks, cyber breaches, theft, or other unauthorized access. These attacks are increasing in their frequency, sophistication, and intensity and are costly to protect against. In addition, many of the techniques used to obtain unauthorized access, including viruses, worms, and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. If successful, such cyber attacks or unauthorized access could result in remedial and other expenses, loss of valuable intellectual property, disclosure of confidential customer or commercial data, disclosure of government classified information, or system disruptions and subject us to civil liability, fines or penalties, damage our brand and reputation or otherwise harm our business, any of which could be material. If any such security breaches occur, there is no assurance that it can be adequately addressed in a timely manner or that any resulting loss, cost, or damage will be recoverable through insurance, legal, or other processes.

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles, and financial, business, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such financing and/or refinancing are higher than our current rates, interest expense related to such financing and/or refinancing would increase. Furthermore, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. Our credit agreement contemplates a procedure for transitioning from LIBOR upon the occurrence of specified events. Nevertheless, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the credit facility's provisions, could increase the cost of our variable rate indebtedness. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future, and/or the terms of the financing could be adversely affected.

Transactions relating to our Warrants may dilute the ownership interest of our stockholders, or may otherwise depress the price of our common stock.

As discussed in Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data", we entered into warrant transactions (the "Warrants") in the second quarter of 2016, whereby we sold warrants to acquire, subject to anti-dilution adjustments, approximately 9.4 million shares of our common stock at an initial strike price of $21.1050 per share. The exercise of some or all of our outstanding Warrants would dilute the ownership interests of existing stockholders if the market price of our common stock exceeds the strike price of the Warrants. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock. Additionally, anticipated exercise of such Warrants into shares of our common stock could depress the price of our common stock.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2021, our closing stock price ranged from a high of $23.35 per share to a low of $18.12 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 9, 2022.

Name	Age	Position

Jeffrey S. Niew	55	President & Chief Executive Officer

John S. Anderson	58	Senior Vice President & Chief Financial Officer

Raymond D. Cabrera	55	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	54	Senior Vice President & Chief Operating Officer

Robert J. Perna	58	Senior Vice President, General Counsel & Secretary

Jeffrey S. Niew has served as President & Chief Executive Officer since September 2013 and as a member of our Board of Directors since February 2014. From November 2011 until we were spun-off from Dover Corporation in February 2014, Mr. Niew served as a Vice President of Dover Corporation and as President and Chief Executive Officer of Dover Communication Technologies. Mr. Niew joined Knowles Electronics LLC (“Knowles Electronics”) in May 2000 and became Chief Operating Officer in January 2007, President in January 2008, and President and Chief Executive Officer in February 2010. Prior to joining Knowles Electronics, Mr. Niew was employed by Littelfuse, Inc., from 1995 to 2000, where he held various positions in product management, sales, and engineering in the Electronic Products group and by Hewlett-Packard Company, from 1988 to 1994, where he served in various engineering and product management roles in the Optoelectronics Group in California.

John S. Anderson has served as Senior Vice President & Chief Financial Officer since December 2013. From January 2013 until we were spun-off from Dover Corporation in February 2014, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Communication Technologies. Previously, Mr. Anderson served as Vice President and Chief Financial Officer of Dover Energy (August 2010 to January 2013) and Vice President and Chief Financial Officer of Dover Fluid Management (October 2009 to August 2010). Previous experience includes the roles of Corporate Controller and Director Financial Planning & Analysis for Sauer-Danfoss Inc. (October 2004 to October 2009) and Director of Finance and Controller for Borg Warner Turbo Systems GmbH (August 2002 to October 2004).

Raymond D. Cabrera has served as Senior Vice President, Human Resources & Chief Administrative Officer since February 2014. From November 2011 until we were spun-off from Dover Corporation in February 2014, Mr. Cabrera served as Vice President, Human Resources of Dover Communication Technologies. Previously, Mr. Cabrera served in the following capacities at Knowles: as Vice President, Human Resources and Chief Administrative Officer (January 2004 to November 2011), Vice President, Human Resources (March 2000 to January 2004), and Director, Human Resources (June 1997 to March 2000) of Knowles Electronics.

Daniel J. Giesecke has served as Senior Vice President & Chief Operating Officer since February 2014. From January 2012 until we were spun-off from Dover Corporation in February 2014, Mr. Giesecke served as Vice President, Global Operations of Dover Communication Technologies. Previously, Mr. Giesecke served as Vice President, Advanced Manufacturing Engineering, Knowles Electronics (February 2009 to January 2012), Senior Director, Advanced Manufacturing Engineering, Knowles Electronics (January 2008 to February 2009), Director of Engineering Operations, Knowles Electronics (November 2003 to January 2008), and various operations, supply chain, and engineering positions since he joined Knowles Electronics in 1995.

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

Holders

The number of holders of record of our common stock as of February 7, 2022 was approximately 794.

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

Below is a summary of share repurchases for the three months ended December 31, 2021:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2021	350,000	$21.44	350,000	$56.3
December 2021	778,289	$21.89	778,289	$39.2
Total Activity	1,128,289	$21.75	1,128,289

We exercised our rights under the convertible note hedge transactions on November 1, 2021, which resulted in the receipt of 363,601 shares of our common stock to be held in treasury. For additional detail, see Note 12. Borrowings to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Knowles Corp.
PHLX / Semiconductor
S&P Small Cap 600

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2016 in Knowles Corporation common stock, the PHLX / Semiconductor Sector Index, and the S&P Small Cap 600 Index.

ITEM 6. [RESERVED]

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

Our Business

We are a market leader and global provider of advanced micro-acoustic microphones and balanced armature speakers, audio solutions, and high performance capacitors and radio frequency ("RF") products, serving the consumer electronics, medtech, defense, electric vehicle, industrial, and communications markets. We use our leading position in SiSonic™ micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience across consumer applications. We are also a leader in hearing health acoustics, high performance capacitors, and RF solutions for a diverse set of markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

•Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, hearing health, True Wireless Stereo ("TWS"), Internet of Things ("IoT"), and computing markets. Audio has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the defense, medtech, industrial, electric vehicle, and communications markets. Our RF solutions solve a broad range of frequency filtering challenges for our customers, who use them in satellite communications and radar systems for defense applications. RF solutions are also used in mmWave 5G communications equipment. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and through distributors worldwide. We have recently been experiencing demand in excess of available capacity. During the second half of 2021, we experienced shortages of raw materials used in producing MEMS microphones and capacitor products due to supply chain constraints associated with the COVID-19 pandemic. While we anticipate those shortages will continue to impact production during 2022, the duration and full extent of the impact of such disruptions is uncertain and depends upon many factors outside of our control.

COVID-19 Impact

The COVID-19 pandemic continues to have widespread, rapidly-evolving, and unpredictable impacts in the U.S. and international markets. During 2021, many countries continued applying containment and mitigation measures, resulting in global business disruption. These measures have impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

Protecting the health and safety of our employees remains one of our top priorities. We have implemented enhanced safety measures, including screenings, social distancing, use of personal protective equipment, and increased frequency in cleaning and disinfecting. We will continue to monitor and evaluate the effects of the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business results.

Despite economic challenges due to the COVID-19 pandemic, customer demand has returned to pre-pandemic levels. The recovery during fiscal 2021 was partly due to increased demand for our hearing health products from customers who had either decreased or delayed their orders in the prior year in response to the early stages of the pandemic.

The situation related to COVID-19 continues to be complex and dynamic. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results. As the COVID-19 pandemic evolves, we will continue to actively monitor developments and business conditions and may take actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, stockholders, and communities. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our financial results.

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

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 10, 2021 and is incorporated by reference herein.

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

Results of Operations for the Year Ended December 31, 2021 compared with the Year Ended December 31, 2020

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Revenues	$868.1	$764.3	$854.8

Gross profit	$359.5	$271.2	$328.0
Non-GAAP gross profit	$362.1	$275.4	$333.6

Earnings from continuing operations before interest and income taxes	$118.8	$27.7	$80.8
Adjusted earnings from continuing operations before interest and income taxes	$174.3	$79.3	$126.9

(Benefit from) provision for income taxes	$(45.6)	$8.4	$16.6
Non-GAAP provision for income taxes	$19.8	$7.1	$17.6

Earnings from continuing operations	$150.2	$2.9	$49.7
Non-GAAP net earnings	$146.9	$63.2	$101.6

Diluted earnings per share from continuing operations	$1.59	$0.03	$0.53
Non-GAAP diluted earnings per share	$1.53	$0.67	$1.07

Revenues

Revenues for the year ended December 31, 2021 were $868.1 million, compared with $764.3 million for the year ended December 31, 2020, an increase of $103.8 million or 13.6%. Audio revenues increased $75.8 million, primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by increased shipments into the hearing health market, exceeding pre-pandemic levels. In addition, MEMS microphone demand in the IoT and computing markets was above pre-pandemic levels, with the computing market benefiting from the work-from-home and remote-learning trends. The increased demand was partially offset by lower average pricing on mature products and supply constraints. PD revenues increased $28.0 million due to organic growth and our acquisition of IMC. The organic growth was driven by higher demand from the industrial, medtech, and electric vehicle markets, partially offset by decreased demand in the communications and defense markets. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2021 was $508.6 million, compared with $490.8 million for the year ended December 31, 2020, an increase of $17.8 million or 3.6%. This increase was primarily the result of higher shipping volumes, unfavorable foreign currency exchange rate changes, and higher precious metal costs, partially offset by product cost reductions, higher factory capacity utilization, favorable mix, and net favorable inventory reserve adjustments.

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

During the year ended December 31, 2021, we recorded restructuring charges of $0.5 million within Operating expenses. These charges were primarily for actions associated with our Intelligent Audio product line, which is included in our Audio segment. During the first quarter of 2022, we committed to additional restructuring actions within the Audio segment to further optimize operations.

During the year ended December 31, 2020, we restructured our Intelligent Audio product line. This resulted in a reduction in workforce and the refocusing of certain research and development activities. As a result, we recorded restructuring charges of $1.5 million within Gross profit, primarily for fixed asset write-off costs directly associated with the product line. In addition, we recorded restructuring charges of $6.8 million within Operating expenses, primarily for rationalizing the research and development workforce and contract termination costs associated with the product line.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2021 was $359.5 million, compared with $271.2 million for the year ended December 31, 2020, an increase of $88.3 million or 32.6%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2021 was 41.4%, compared with 35.5% for the year ended December 31, 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products, unfavorable foreign currency exchange rate changes, and higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Non-GAAP gross profit for the year ended December 31, 2021 was $362.1 million, compared with $275.4 million for the year ended December 31, 2020, an increase of $86.7 million or 31.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2021 was 41.7%, as compared with 36.0% for the year ended December 31, 2020. The increases were primarily due to higher shipping volumes, product cost reductions, higher factory capacity utilization, favorable mix, and net favorable inventory reserve adjustments, partially offset by lower average pricing on mature products, unfavorable foreign currency exchange rate changes, and higher precious metals cost. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2021 and 2020 were $92.8 million and $92.9 million, respectively, a decrease of $0.1 million or 0.1%. Research and development expenses as a percentage of revenues for the years ended December 31, 2021 and 2020 were 10.7% and 12.2%, respectively. Our expenses have remained consistent, however we have increased development activities in our precision devices, hearing health, and MEMS microphones product lines, which were offset by a reduction in development activities in our Intelligent Audio product line. The decrease in expenses as a percentage of revenues was due to the increase in our revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2021 were $146.4 million, compared with $131.5 million for the year ended December 31, 2020, an increase of $14.9 million or 11.3%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2021 were 16.9%, compared with 17.2% for the year ended December 31, 2020. The increase in expenses was primarily driven by stock-based compensation, incentive compensation, and our acquisition of IMC. Due to the impacts of the COVID-19 pandemic, stock-based compensation in 2021 increased due to certain modifications made to previously granted performance share units, while stock-based compensation in 2020 was lowered due to a change in estimated attainment of certain performance targets. For additional information on stock-based compensation, refer to Note 14. Equity Incentive Program to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." The increase in selling and administrative expenses was partially offset by lower legal expenses, which were lower due to reduced activity related to the protection of our intellectual property. Expenses as a percentage of revenues have remained consistent.

Impairment Charges

Impairment charges for the year ended December 31, 2021 were $4.0 million, compared to $7.6 million for the year ended December 31, 2020 and relate to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 4. Impairments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Interest Expense, net

Interest expense, net for the year ended December 31, 2021 was $14.2 million, compared with $16.4 million for the year ended December 31, 2020, a decrease of $2.2 million or 13.4%. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Other (Income) Expense, net

Other income for the year ended December 31, 2021 was $3.0 million, compared with expense of $1.5 million for the year ended December 31, 2020, a change of $4.5 million. The change was primarily due to the impacts from foreign currency exchange rate changes and the appreciation in our investment balances.

(Benefit from) Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2021 was a 43.6% benefit, compared with a 74.3% provision for the year ended December 31, 2020. The change in the ETR was primarily due to a $59.1 million benefit in 2021 related to the release of a significant portion of the valuation allowance in the U.S. The U.S. operations were in a cumulative income position as of December 31, 2021, as compared to a cumulative loss position as of December 31, 2020. Based on this change, and other relevant information, we released a significant portion of our valuation allowance related to deferred tax assets that will be benefited in the U.S. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2021 was an 11.9% provision, compared with a 10.1% provision for the year ended December 31, 2020. The increase in the non-GAAP ETR was primarily due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss and the favorable impact of our tax holidays in Malaysia. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy. During the fourth quarter of 2021, our existing significant tax holiday in Malaysia was extended through December 31, 2026. For additional information on these tax holidays, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

Earnings from Continuing Operations

Earnings from continuing operations for the year ended December 31, 2021 was $150.2 million, compared with $2.9 million for the year ended December 31, 2020, an increase of $147.3 million. As described above, the increase was primarily due to increased revenues, a benefit from income taxes, higher gross profit margin, reduced legal spending, lower restructuring charges, and a reduction of impairment charges, partially offset by higher stock-based compensation and incentive compensation.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") from continuing operations for the year ended December 31, 2021 was $118.8 million, compared with $27.7 million for the year ended December 31, 2020, an increase of $91.1 million or 328.9%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2021 was 13.7%, as compared with 3.6% for the year ended December 31, 2020. The increase in EBIT was primarily due to increased revenues, higher gross profit margin, reduced legal spending, lower restructuring charges, and a reduction of impairment charges, partially offset by higher stock-based compensation and incentive compensation.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2021 was $174.3 million, compared with $79.3 million for the year ended December 31, 2020, an increase of $95.0 million or 119.8%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2021 was 20.1%, as compared with 10.4% for the year ended December 31, 2020. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher incentive compensation.

Earnings from Discontinued Operations, net

Earnings from discontinued operations was $0.2 million for the year ended December 31, 2021, compared with earnings of $3.7 million for the year ended December 31, 2020. We recorded a tax benefit during the second quarter of 2021 related to the Speaker and Receiver Product Line. We recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted earnings per share from continuing operations was $1.59 for the year ended December 31, 2021, compared with $0.03 for the year ended December 31, 2020. As described above, the increase was primarily due to increased revenues, a benefit from income taxes, higher gross profit margin, reduced legal spending, lower restructuring charges, and a reduction of impairment charges, partially offset by higher stock-based compensation and incentive compensation.

Non-GAAP diluted earnings per share for the year ended December 31, 2021 was $1.53, compared with $0.67 for the year ended December 31, 2020. As described above, the increase was primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced legal spending, partially offset by higher income taxes and incentive compensation.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Gross profit	$359.5	$271.2	$328.0
Stock-based compensation expense	1.6	1.7	1.6
Restructuring charges	—	2.3	1.7
Production transfer costs (2)	—	0.2	2.3
Other (3)	1.0	—	—
Non-GAAP gross profit	$362.1	$275.4	$333.6

Earnings from continuing operations	$150.2	$2.9	$49.7
Interest expense, net	14.2	16.4	14.5
(Benefit from) provision for income taxes	(45.6)	8.4	16.6
Earnings from continuing operations before interest and income taxes	118.8	27.7	80.8
Stock-based compensation expense	32.1	17.3	25.2
Intangibles amortization expense	15.9	13.0	7.0
Impairment charges	4.0	7.6	—
Restructuring charges	0.5	12.3	6.0
Production transfer costs (2)	—	0.2	2.3
Other (3)	3.0	1.2	5.6
Adjusted earnings from continuing operations before interest and income taxes	$174.3	$79.3	$126.9

Interest expense, net	$14.2	$16.4	$14.5
Interest expense, net non-GAAP reconciling adjustments (4)	6.6	7.4	6.8
Non-GAAP interest expense	$7.6	$9.0	$7.7

(Benefit from) provision for income taxes	$(45.6)	$8.4	$16.6
Income tax effects of non-GAAP reconciling adjustments (5)	65.4	(1.3)	1.0
Non-GAAP provision for income taxes	$19.8	$7.1	$17.6

Earnings from continuing operations	$150.2	$2.9	$49.7
Non-GAAP reconciling adjustments (6)	55.5	51.6	46.1
Interest expense, net non-GAAP reconciling adjustments (4)	6.6	7.4	6.8
Income tax effects of non-GAAP reconciling adjustments (5)	65.4	(1.3)	1.0
Non-GAAP net earnings	$146.9	$63.2	$101.6

Diluted earnings per share from continuing operations	$1.59	$0.03	$0.53
Earnings per share non-GAAP reconciling adjustment	(0.06)	0.64	0.54
Non-GAAP diluted earnings per share	$1.53	$0.67	$1.07

Diluted average shares outstanding	94.7	92.9	93.4
Non-GAAP adjustment (7)	1.1	1.5	1.5
Non-GAAP diluted average shares outstanding (7)	95.8	94.4	94.9

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
(3)    In 2021, Other expenses represent the ongoing net lease cost (income) related to facilities not used in operations and expenses related to the acquisition of IMC by the PD segment. In 2020, Other expenses represent the ongoing net lease cost (income) related to facilities not used in operations and expenses related to shareholder activism. In 2019, Other expenses of $4.4 million represent expenses related to shareholder activism and the remaining Other expenses relate to the acquisition of the MEMS Microphone Application-specific integrated circuit Design Business (“ASIC Design Business”) by the Audio segment and the acquisition of DITF Interconnect Technology, Inc. ("DITF") by the PD segment.
(4)    Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we were required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due November 1, 2021 that were issued in a private placement in May 2016. The imputed interest rate for the convertible notes was 8.12%, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance.
(5)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. In 2021, these adjustments include a valuation allowance release of $59.1 million for our U.S. subsidiaries.
(6)    The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(7)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. In addition, the Company entered into convertible note hedge transactions that expired upon maturity of the convertible notes to offset any potential dilution from the convertible notes. Although the anti-dilutive impact of the convertible note hedges is not reflected under GAAP, the Company includes the anti-dilutive impact of the convertible note hedges in non-GAAP diluted average shares outstanding, if applicable.

Segment Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Audio

	Years Ended December 31,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$667.0		$591.2		$682.8

Earnings from continuing operations before interest and income taxes	$137.0	20.5%	$44.9	7.6%	$107.3	15.7%
Stock-based compensation expense	9.9		10.6		13.1
Intangibles amortization expense	10.9		10.6		4.7
Impairment charges	4.0		7.6		—
Restructuring charges	0.4		10.5		4.8
Other (1)	1.4		0.8		0.4
Adjusted earnings from continuing operations before interest and income taxes	$163.6	24.5%	$85.0	14.4%	$130.3	19.1%

(1) In 2021 and 2020, Other represents the ongoing net lease cost (income) related to facilities not used in operations. In 2019, Other represents expenses related to the acquisition of the ASIC Design Business.

Revenues

Audio revenues were $667.0 million for the year ended December 31, 2021, compared with $591.2 million for the year ended December 31, 2020, an increase of $75.8 million or 12.8%. Revenues increased primarily due to higher shipping volumes as market conditions have improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by increased shipments into the hearing health market, exceeding pre-pandemic levels. In addition, MEMS microphone demand in the IoT and computing markets was above pre-pandemic levels, with the computing market benefiting from the work-from-home and remote-learning trends. The increased demand was partially offset by lower average pricing on mature products and supply constraints.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio EBIT from continuing operations was $137.0 million for the year ended December 31, 2021, compared with $44.9 million for the year ended December 31, 2020, an increase of $92.1 million or 205.1%. EBIT margin for the year ended December 31, 2021 was 20.5%, compared to 7.6% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, lower restructuring charges, reduced operating expenses, and a reduction of impairment charges, partially offset by increases in incentive compensation. The gross profit margin increase was driven by product cost reductions, favorable mix, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Audio Adjusted EBIT was $163.6 million for the year ended December 31, 2021, compared with $85.0 million for the year ended December 31, 2020, an increase of $78.6 million or 92.5%. Adjusted EBIT margin for the year ended December 31, 2021 was 24.5%, compared with 14.4% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, lower legal expenses in connection with the protection of our intellectual property, and reduced operating expenses, partially offset by increases in incentive compensation. The gross profit margin increase was driven by product cost reductions, favorable mix, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

Precision Devices

	Years Ended December 31,
(in millions)	2021	Percent of Revenues	2020	Percent of Revenues	2019	Percent of Revenues
Revenues	$201.1		$173.1		$172.0

Earnings from continuing operations before interest and income taxes	$43.7	21.7%	$31.7	18.3%	$30.4	17.7%
Stock-based compensation expense	2.7		0.8		1.4
Intangibles amortization expense	5.0		2.4		2.3
Restructuring charges	0.1		0.1		0.8
Production transfer costs (1)	—		0.2		2.3
Other (2)	1.0		—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$52.5	26.1%	$35.2	20.3%	$37.7	21.9%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities.
(2) In 2021, Other represents expenses related to the acquisition of IMC. In 2019, Other represents expenses related to the acquisition of DITF.

Revenues

PD revenues were $201.1 million for the year ended December 31, 2021, compared with $173.1 million for the year ended December 31, 2020, an increase of $28.0 million or 16.2%. Revenues increased due to organic growth and our acquisition of IMC. The organic growth was driven by higher demand from the industrial, medtech, and electric vehicle markets, partially offset by decreased demand in the communications and defense markets. The medtech market, which includes our high-reliability products used in implantable devices and MRI machines, was impacted by the COVID-19 pandemic in the previous period as hospitals had reduced elective procedures. The demand for our medtech products has returned to pre-pandemic levels.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT from continuing operations was $43.7 million for the year ended December 31, 2021, compared with $31.7 million for the year ended December 31, 2020, an increase of $12.0 million or 37.9%. EBIT margin for the year ended December 31, 2021 was 21.7%, compared with 18.3% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, and contributions from our acquisition of IMC, partially offset by increases in intangible amortization, stock-based compensation, and incentive compensation. The gross profit margin increase was driven by benefits of productivity initiatives, net favorable inventory reserve adjustments, an increase in average selling prices, and higher factory utilization, partially offset by higher precious metals cost and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

PD Adjusted EBIT was $52.5 million for the year ended December 31, 2021, compared with $35.2 million for the year ended December 31, 2020, a increase of $17.3 million or 49.1%. Adjusted EBIT margin for the year ended December 31, 2021 was 26.1%, compared with 20.3% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, and contributions from our acquisition of IMC, partially offset by increases in incentive compensation. The gross profit margin increase was driven by benefits of productivity initiatives, net favorable inventory reserve adjustments, an increase in average selling prices, and higher factory utilization, partially offset by higher precious metals cost and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $68.9 million and $147.8 million at December 31, 2021 and 2020, respectively. Of these amounts, cash held by our non-U.S. operations totaled $64.9 million and $101.4 million as of December 31, 2021 and 2020, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

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

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"), which provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. At any time during the term of the New Credit Facility, we will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024. For additional information, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2021 and 2020, we repurchased 2,139,413 and 1,078,363 shares of common stock, respectively, for a total of $44.5 million and $16.2 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2021	2020	2019
Net cash flows provided by (used in):
Operating activities	$182.1	$128.1	$123.9
Investing activities	(129.6)	(35.1)	(110.5)
Financing activities	(131.4)	(23.9)	(8.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	—
Net (decrease) increase in cash and cash equivalents	$(78.9)	$69.4	$4.9

Operating Activities

Cash provided by operating activities reflects net earnings adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, impairment charges, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for 2021 as compared to 2020 was primarily due to higher net earnings compared to the prior period, which was largely driven by higher revenues and improved gross profit margins. The higher 2021 net earnings was partially offset by an unfavorable change in working capital. The unfavorable change in working capital was primarily driven by an increase in accounts receivables and inventories, partially offset by an increase in accounts payable. These 2021 working capital changes are attributable to higher customer demand and increased production activity. The lower 2020 net earnings was partially offset by the favorable change in working capital. The favorable change in working capital in 2020 was primarily driven by a decrease in accounts receivables and inventories, partially offset by a decrease in accounts payable. These 2020 working capital changes were driven by the timing of cash collections, inventory control initiatives, timing of payments, and reduced spending.

Investing Activities

Cash used in investing activities are primarily used for capital expenditures and acquisitions. Capital expenditures and acquisitions support our manufacturing capacity expansion, development of new products, advances in our technology, future growth, and achievement of operating efficiencies. Capital expenditures were $48.6 million and $31.9 million for the years ended December 31, 2021 and 2020, respectively. The cash used in investing activities during 2021 was primarily driven by the acquisition of IMC and capital expenditures to support our development of new products and operating efficiencies. The cash used in investing activities during 2020 was driven by capital expenditures to support our manufacturing capacity expansion. Our investment activities in 2021 and 2020 were funded by our positive cash flow from operating activities.

Our 2021 and 2020 capital expenditures as a percentage of revenues were 5.6% and 4.2%, respectively. In 2022, we expect capital expenditures to be in the range of 5% to 6% of revenues. We expect to fund these capital expenditures through our existing cash balances and cash flows from operating activities.

Financing Activities

Cash used in financing activities during 2021 is primarily related to the $172.5 million principal payment on the convertible senior notes, the $44.5 million used to repurchase shares of our common stock in the open market, and the $7.7 million payment of taxes related to net share settlement of equity awards, partially offset by the $70.0 million of borrowings under our revolving credit facility and proceeds of $25.6 million from the exercise of options. Cash used in financing activities during 2020 is primarily related to the $16.2 million used to repurchase shares of our common stock in the open market and the $6.1 million payment of taxes related to net share settlement of equity awards. Our financing activities in 2021 and 2020 were funded by our positive cash flow from operating activities.

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

Our Audio businesses tend to have stronger revenues in the third and fourth quarters of each fiscal year. This is particularly true of those businesses that serve the consumer electronics market. Our Audio businesses tend to have short product cycles due to the highly technical nature of the industries they serve, which can result in new OEM product launches that can impact quarterly revenues, earnings, and cash flow. Our PD business is not typically subject to seasonality.

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2021	2020	2019
Cash flow provided by operating activities	$182.1	$128.1	$123.9
Less: Capital expenditures	(48.6)	(31.9)	(41.2)
Free cash flow	$133.5	$96.2	$82.7
Free cash flow as a percentage of revenues	15.4%	12.6%	9.7%

In 2021, we generated free cash flow of $133.5 million, representing 15.4% of revenues, compared to free cash flow in 2020 of $96.2 million, representing 12.6% of revenues. The increase in free cash flow in 2021 compared to 2020 was primarily due to higher net earnings, partially offset by an increase in capital expenditures.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the normal course of business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual obligations and commitments as of December 31, 2021 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$70.0	$—	$70.0	$—	$—
Operating leases (2)	27.4	12.1	12.4	2.7	0.2
Purchase obligations (3)	113.8	113.8	—	—	—
Finance leases (2)	6.8	2.7	4.1	—	—
Total obligations	$218.0	$128.6	$86.5	$2.7	$0.2

(1) Relates to the maturity of indebtedness under our New Credit Facility. Does not give effect to any early repayment of or future amounts which may be drawn under the New Credit Facility.
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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our pre-tax earnings by approximately $20.7 million, excluding the impact of our hedging program. See Note 11. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2021, 2020, and 2019, Apple Inc. accounted for approximately 16%, 23%, and 22% of our total revenues, respectively. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

Borrowings under our New Credit Facility are at variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of December 31, 2021 would increase our annual interest expense by approximately $0.7 million.

Critical Accounting Estimates

Our Consolidated Financial Statements are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk, and our financial condition. The significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Although we believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied, actual results could differ from our estimates. We review valuations based on estimates for reasonableness on a consistent basis.

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. We estimate variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Estimation of variable consideration requires judgment and actual results may differ from estimated amounts, which could result in adjustments to revenue.

Inventories: Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out ("FIFO") basis. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is our policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory) and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. We recognize reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors. These estimates require judgment with respect to forecasted future demand and market conditions. Additional reserves could be required if actual demand and market conditions differ from our estimates.

Goodwill: Goodwill is tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. We perform our annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level by comparing the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes our market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and our weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of our reporting units exceeded their carrying values by at least 35%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. No impairments of goodwill were recorded during the years ended December 31, 2021, 2020, or 2019.
Other Intangible and Long-Lived Assets: Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. We recorded impairment charges of $4.0 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively, related to facilities in our Intelligent Audio product line. There were no impairments recorded during the year ended December 31, 2019. Estimation of future cash flows requires judgment and actual results may differ from estimated amounts, which could result in impairment charges in the future.

Income Taxes: We use judgment in determining our provision for income taxes, including our assessment of the need for a valuation allowance against our deferred tax assets and our determination of whether tax positions will be sustained on examination by taxing authorities based on the technical merits of the positions. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

A valuation allowance is recorded to reduce deferred tax assets to the net amount that is more likely than not to be realized. The need to establish valuation allowances for deferred tax assets is assessed at each reporting date. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning strategies.

At December 31, 2021, consistent with the above process, we evaluated the need for a valuation allowance against our U.S. deferred tax assets and determined that it was more likely than not that most of our deferred tax assets would be realized. As a result, we recognized an income tax benefit of $59.1 million related to the reversal of our deferred tax asset valuation allowance during the fourth quarter of 2021.

In determining the need for the valuation allowance, we considered all positive and negative evidence. We give more weight to evidence that is objective in nature as compared to subjective evidence. Significant weight is given to evidence that directly relates to current financial performance. During the year ended December 31, 2021, we emerged from a three-year U.S. cumulative loss position. Recent domestic pre-tax operating earnings is a significant, principal piece of positive evidence. Other positive evidence we considered in our evaluation at December 31, 2021 included:

•Recovery period of deferred tax assets and deferred reversals. For federal income tax purposes, research and development credits can be carried forward for 20 years and foreign tax credits can be carried forward for 10 years. We plan to carryforward these attributes and apply them to future taxable income, allowing us to realize a significant portion of our deferred tax assets. In addition, our anticipated generation of sufficient taxable income will allow for certain temporary deferred tax assets to be realized in full.
•Recent results. We generated domestic pre-tax income in 2021 and emerged from a three-year U.S. cumulative loss position. Our domestic operations generated year-over-year improvement in key financial metrics such as gross profit and reduced operating expenses.
•Strategic actions. We restructured the Intelligent Audio product line to better align our operations with current market conditions and refocus certain research and development activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

42	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
45	Consolidated Statements of Earnings
46	Consolidated Statements of Comprehensive Earnings
47	Consolidated Balance Sheets
48	Consolidated Statements of Stockholders' Equity
49	Consolidated Statements of Cash Flows
50	Notes to Consolidated Financial Statements
84	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill impairment assessment - Mobile Consumer Electronics (“MCE”) Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $941.3 million as of December 31, 2021, of which the goodwill associated with the MCE reporting unit was $741.0 million. Management performs its annual impairment assessment in the fourth quarter of each year on October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Fair value is estimated using a discounted cash flow model. Assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the MCE reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the MCE reporting unit; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates and profit margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over management’s valuation of the MCE reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value estimate of the MCE reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates and profit margins. Evaluating management’s assumptions related to forecasted revenue growth rates and profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the MCE reporting unit; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of the customer relationships intangible asset - Acquisition of Integrated Microwave Corporation

As described in Note 3 to the consolidated financial statements, on May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation for $80.7 million, which included a customer relationships intangible asset valued at $27.7 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method under the income approach. Assumptions used in assessing the fair value of the customer relationships intangible asset include forecasted revenue growth rates, customer attrition rates, profit margins, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset from the Integrated Microwave Corporation acquisition is a critical audit matter are (i) the significant judgment by management when assessing the fair value estimate of the customer relationships intangible asset; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates and profit margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for assessing the fair value estimate of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates and profit margins. Evaluating management’s assumptions related to forecasted revenue growth rates and profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of Integrated Microwave Corporation; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2022

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues	$868.1	$764.3	$854.8
Cost of goods sold	508.6	490.8	525.1
Restructuring charges - cost of goods sold	—	2.3	1.7
Gross profit	359.5	271.2	328.0
Research and development expenses	92.8	92.9	96.8
Selling and administrative expenses	146.4	131.5	145.7
Impairment charges	4.0	7.6	—
Restructuring charges	0.5	10.0	4.3
Operating expenses	243.7	242.0	246.8
Operating earnings	115.8	29.2	81.2
Interest expense, net	14.2	16.4	14.5
Other (income) expense, net	(3.0)	1.5	0.4
Earnings before income taxes and discontinued operations	104.6	11.3	66.3
(Benefit from) provision for income taxes	(45.6)	8.4	16.6
Earnings from continuing operations	150.2	2.9	49.7
Earnings (loss) from discontinued operations, net	0.2	3.7	(0.6)
Net earnings	$150.4	$6.6	$49.1

Earnings per share from continuing operations:
Basic	$1.63	$0.03	$0.55
Diluted	$1.59	$0.03	$0.53

Earnings (loss) per share from discontinued operations:
Basic	$—	$0.04	$(0.01)
Diluted	$—	$0.04	$—

Net earnings per share:
Basic	$1.63	$0.07	$0.54
Diluted	$1.59	$0.07	$0.53

Weighted-average common shares outstanding:
Basic	92.3	91.7	91.2
Diluted	94.7	92.9	93.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net earnings	$150.4	$6.6	$49.1

Other comprehensive earnings (loss), net of tax

Foreign currency translation	(3.6)	13.8	1.3

Employee benefit plans:
Actuarial gains (losses) and prior service costs arising during period	4.3	(4.0)	(3.7)
Amortization or settlement of actuarial losses and prior service costs	0.7	0.6	0.5
Net change in employee benefit plans	5.0	(3.4)	(3.2)

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.3	2.0	0.2
Net (gains) losses reclassified into earnings	(1.6)	(0.9)	0.7
Total cash flow hedges	(1.3)	1.1	0.9

Other comprehensive earnings (loss), net of tax	0.1	11.5	(1.0)

Comprehensive earnings	$150.5	$18.1	$48.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$68.9	$147.8
Receivables, net of allowances of $0.2 and $1.6	146.6	131.4
Inventories, net	153.1	130.1
Prepaid and other current assets	11.7	10.3
Total current assets	380.3	419.6
Property, plant, and equipment, net	200.8	191.5
Goodwill	941.3	910.0
Intangible assets, net	97.3	78.7
Operating lease right-of-use assets	17.4	23.3
Other assets and deferred charges	94.5	31.8
Total assets	$1,731.6	$1,654.9

Current liabilities:
Current maturities of long-term debt	$—	$165.1
Accounts payable	90.9	70.3
Accrued compensation and employee benefits	42.8	30.4
Operating lease liabilities	11.4	10.2
Other accrued expenses	19.4	18.6
Federal and other taxes on income	1.7	2.7
Total current liabilities	166.2	297.3
Long-term debt	70.0	—
Deferred income taxes	0.6	2.0
Long-term operating lease liabilities	14.7	18.7
Other liabilities	20.6	32.8
Liabilities of discontinued operations	—	0.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 95,112,778 and 91,894,980 shares issued and outstanding at December 31, 2021, respectively, and 92,689,912 and 91,611,549 shares issued and outstanding at December 31, 2020, respectively	1.0	0.9
Treasury stock - at cost; 3,217,798 and 1,078,363 shares at December 31, 2021 and 2020, respectively	(62.4)	(16.2)
Additional paid-in capital	1,639.4	1,587.8
Accumulated deficit	(18.1)	(168.5)
Accumulated other comprehensive loss	(100.4)	(100.5)
Total stockholders' equity	1,459.5	1,303.5
Total liabilities and stockholders' equity	$1,731.6	$1,654.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2019	90,212,779	$0.9	—	$—	$1,545.9	$(224.2)	$(111.0)	$1,211.6

Net earnings	—	—	—	—	—	49.1	—	49.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation expense	—	—	—	—	25.2	—	—	25.2
Exercise of stock options and other	623,951	—	—	—	10.0	—	—	10.0
Restricted stock unit settlement, net of tax	865,015	—	—	—	(6.4)	—	—	(6.4)
Balance at December 31, 2019	91,701,745	$0.9	—	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5

Net earnings	—	—	—	—	—	6.6	—	6.6
Other comprehensive earnings, net of tax	—	—	—	—	—	—	11.5	11.5
Repurchase of common stock	—	—	(1,078,363)	(16.2)	—	—	—	(16.2)
Stock-based compensation expense	—	—	—	—	17.3	—	—	17.3
Exercise of stock options and other	141,336	—	—	—	1.9	—	—	1.9
Restricted and performance stock unit settlement, net of tax	846,831	—	—	—	(6.1)	—	—	(6.1)
Balance at December 31, 2020	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5

Net earnings	—	—	—	—	—	150.4	—	150.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock	—	—	(2,139,413)	(44.5)	—	—	—	(44.5)
Stock-based compensation expense	—	—	—	—	32.1	—	—	32.1
Exercise of stock options	1,540,314	0.1	—	—	25.5	—	—	25.6
Conversion of convertible senior notes	—	—	363,579	5.9	(5.9)	—	—	—
Exercise of convertible note hedges	—	—	(363,601)	(7.6)	7.6	—	—	—
Restricted and performance stock unit settlement, net of tax	882,552	—	—	—	(7.7)	—	—	(7.7)
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net earnings	$150.4	$6.6	$49.1
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	62.5	60.6	54.4
Stock-based compensation	32.1	17.3	25.2
Impairment charges	4.0	7.6	—
Non-cash interest expense and amortization of debt issuance costs	8.0	8.9	8.1
Deferred income taxes	(61.2)	(2.6)	(0.7)
Write-off of fixed assets	—	1.7	—
Loss on disposal of fixed assets	—	0.3	0.2
Other, net	—	5.0	1.3
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(12.3)	29.0	(17.8)
Inventories, net	(20.7)	16.7	(0.3)
Prepaid and other current assets	(2.9)	(0.1)	2.7
Accounts payable	17.2	(17.5)	12.1
Accrued compensation and employee benefits	11.9	(2.1)	(8.1)
Other accrued expenses	1.8	2.6	(0.6)
Accrued taxes	(1.1)	(5.8)	2.7
Other non-current assets and non-current liabilities	(7.6)	(0.1)	(4.4)
Net cash provided by operating activities	182.1	128.1	123.9

Investing Activities
Acquisitions of business (net of cash acquired)	(78.5)	—	(69.3)
Capital expenditures	(48.6)	(31.9)	(41.2)
Proceeds from the sale of property, plant, and equipment	0.6	0.3	—
Purchase of investments	(3.5)	(3.5)	—
Proceeds from the sale of investments	0.4	—	—
Net cash used in investing activities	(129.6)	(35.1)	(110.5)

Financing Activities
Principal payments on convertible senior notes	(172.5)	—	—
Payments under revolving credit facility	—	(100.0)	(19.0)
Borrowings under revolving credit facility	70.0	100.0	10.0
Proceeds from exercise of stock-based awards	25.6	1.8	9.8
Repurchase of common stock	(44.5)	(16.2)	—
Payments of debt issuance costs	—	(1.4)	—
Tax on restricted and performance stock unit vesting	(7.7)	(6.1)	(6.4)
Payments of finance lease obligations	(2.3)	(2.0)	(1.7)
Payment of consideration owed for acquisitions	—	—	(1.2)
Net cash used in financing activities	(131.4)	(23.9)	(8.5)

Effect of exchange rate changes on cash and cash equivalents	—	0.3	—

Net (decrease) increase in cash and cash equivalents	(78.9)	69.4	4.9
Cash and cash equivalents at beginning of period	147.8	78.4	73.5
Cash and cash equivalents at end of period	$68.9	$147.8	$78.4

Supplemental information - cash paid during the year for:
Income taxes	$16.1	$16.8	$12.1
Interest	$7.4	$8.1	$7.5

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider of advanced micro-acoustic microphones and balanced armature speakers, audio solutions, and high performance capacitors and radio frequency ("RF") products, serving the consumer electronics, medtech, defense, electric vehicle, industrial, and communications markets. The Company uses its leading position in SiSonicTM micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience across consumer applications. Knowles is also a leader in hearing health acoustics, high performance capacitors, and RF solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, and global operational expertise, enable the Company to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC"), a manufacturer of RF filters. See Note 3. Acquisitions for additional information related to the transaction.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2021 and 2020, the Company repurchased 2,139,413 shares and 1,078,363 shares of common stock, respectively, for a total of $44.5 million and $16.2 million, respectively.

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

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, inventory reserves, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, changes in tax laws, and contingencies. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the COVID-19 pandemic on the macroeconomic environment. The situation related to the COVID-19 pandemic continues to be complex and dynamic. The Company cannot reasonably estimate the duration of the COVID-19 pandemic or fully ascertain its impact on the Company’s future results and market capitalization, which could adversely impact estimates such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

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

Inventories – Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out ("FIFO") basis. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is the Company’s policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory) and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. The Company recognizes reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors.

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

Leases - The Company determines whether an arrangement is a lease at contract inception. Lease liabilities and right-of-use assets are recognized on the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. Right-of-use assets include prepaid fixed lease payments and exclude lease incentives. As the Company's leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.

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

Derivative Instruments - The Company uses derivative financial instruments to hedge its exposure to foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis. The Company performs its annual impairment assessment in the fourth quarter of each year on October 1. Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units. The goodwill balances associated with the Mobile Consumer Electronics ("MCE"), Hearing Health Technologies ("HHT"), and Precision Devices ("PD") reporting units were $741.0 million, $137.8 million, and $62.5 million, respectively, as of December 31, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the assessment include forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts. The fair value of all of the Company’s reporting units exceeded the carrying values by at least 35%, resulting in no goodwill impairment charges. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangibles was indicated for the years ended December 31, 2021, 2020, or 2019.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, and trademarks, which are amortized over estimated useful lives typically ranging from 5 to 10 years. There are no capitalized external legal costs incurred in the defense of patents as of December 31, 2021.

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

The Company recorded impairment charges of $4.0 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively. There were no impairments recorded during the year ended December 31, 2019. See Note 4. Impairments for additional details.

Other Assets and Deferred Charges - Investments in mutual funds of $6.4 million and $2.5 million are included in Other assets and deferred charges as of December 31, 2021 and 2020, respectively. These investments are carried at fair value based on quoted prices for identical assets in active markets, resulting in classification within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net. Other assets and deferred charges also include non-current deferred tax assets.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition - Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2021 and 2020, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $5.0 million, $4.2 million, and $4.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Returns and allowances totaled $4.3 million, $5.4 million, and $6.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Receivables, net from contracts with customers were $137.7 million and $123.8 million as of December 31, 2021 and 2020, respectively. See Note 18. Segment Information for disclosures regarding the disaggregation of revenues.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted to employees. The fair value of each RSU granted is equal to the share price at the date of the grant. The fair value of each PSU is determined using a Monte Carlo simulation. The cost related to PSUs with performance conditions is recognized based on the expected attainment of performance targets. Changes in estimates for performance conditions that impact the number of shares expected to vest are recognized prospectively through cumulative adjustments. The cost for PSUs is recognized regardless of the expected attainment of market conditions as the grant date fair value considers the range of possible stock price and total shareholder return outcomes. See Note 14. Equity Incentive Program for additional information related to the Company’s stock-based compensation.

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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at December 31, 2021, 2020, and 2019 were $5.4 million, $2.0 million, and $4.7 million, respectively. These non-cash amounts are not reflected as Capital expenditures within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company will adopt the standard using the modified retrospective method on January 1, 2022. The Company does not expect the standard to impact the Consolidated Financial Statements as all of its convertible instruments matured prior to the adoption date. See Note 12. Borrowings for detail on the Company's convertible instruments.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Revenues	$—	$—	$—
Operating income	—	—	—
Earnings from discontinued operations before taxes	—	—	—
(Benefit from) provision for income taxes (1)	(0.2)	(3.7)	0.6
Earnings (loss) from discontinued operations, net of tax	$0.2	$3.7	$(0.6)
(1) The Company recorded a tax benefit for a refund received during the first quarter of 2020 related to the Timing Device Business.

Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2020
Liabilities of discontinued operations:
Other liabilities (1)	$0.6
Total liabilities	$0.6
(1) This accrual was attributable to an unrecognized tax benefit recorded during the fourth quarter of 2019 related to the Speaker and Receiver Product Line.

There were no assets and liabilities of discontinued operations as of December 31, 2021.

3. Acquisitions

IMC

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of IMC for $80.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment. Included in the Consolidated Statements of Earnings are IMC’s revenues and earnings before income taxes of $11.2 million and $0.3 million, respectively, from the date of acquisition through December 31, 2021.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(unaudited)
(in millions, except per share amounts)	Year Ended December 31, 2019
Earnings from continuing operations:
As reported	$49.7
Pro-forma	40.7
Basic earnings per share from continuing operations:
As reported	$0.55
Pro-forma	0.45
Diluted earnings per share from continuing operations:
As reported	$0.53
Pro-forma	0.44

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On January 19, 2018, the Company acquired substantially all of the assets of Compex Corporation for $16.0 million, plus purchase price adjustments for a net amount of $18.7 million. The asset purchase agreement relating to the acquisition provided for a $1.0 million holdback that was paid during the third quarter of 2019. The acquired business provides single layer electronic components to the telecommunication, fiber optics, and defense markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the PD segment.

4. Impairments

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California during the third quarter of 2020, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the Audio segment. Based on an assessment of market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $5.4 million within Impairment charges in Operating expenses during the year ended December 31, 2020. During the third quarter of 2021, the Company determined that the remaining carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $3.2 million within Impairment charges in Operating expenses during the year ended December 31, 2021.

The Company entered into an operating lease for a research and development facility in Santa Clara, California during the first quarter of 2020 that did not commence until the second quarter of 2021. During the third quarter of 2020, the Company determined a loss was probable and reasonably estimable under ASC 450, Contingencies, based on its plan to sublet a significant portion of the facility due to the restructuring of the Intelligent Audio product line and the negative impact of the COVID-19 pandemic on market conditions. The estimated loss was determined by comparing the estimated carrying amount of the operating lease right-of-use asset to be recognized for the sublet portion of the facility upon lease commencement to an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. These measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. The Company recorded an estimated loss of $2.2 million within Impairment charges in Operating expenses during the year ended December 31, 2020. The corresponding estimated liability, which was recorded in Other liabilities on the Consolidated Balance Sheets as of December 31, 2020, reduced the right-of-use asset upon lease commencement. The lease commenced during the second quarter of 2021, resulting in the recognition of operating lease liabilities of $4.0 million and right-of-use assets of $2.4 million. During the third quarter of 2021, the Company determined that the remaining carrying amount of the operating lease right-of-use asset was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the operating lease right-of-use asset over its fair value, the Company recorded an impairment loss of $0.8 million within Impairment charges in Operating expenses during the year ended December 31, 2021.

No impairment charges were recorded during the year ended December 31, 2019. If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2021	December 31, 2020
Raw materials	$89.6	$89.7
Work in progress	33.6	31.0
Finished goods	66.7	48.4
Subtotal	189.9	169.1
Less reserves	(36.8)	(39.0)
Total	$153.1	$130.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2021	December 31, 2020
Land	$12.9	$8.0
Buildings and improvements	119.3	111.9
Machinery, equipment, and other	575.0	562.8
Subtotal	707.2	682.7
Less accumulated depreciation	(506.4)	(491.2)
Total	$200.8	$191.5

Depreciation expense totaled $46.6 million, $47.6 million, and $47.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at January 1, 2020	$878.7	$31.2	$909.9
Foreign currency translation	0.1	—	0.1
Balance at December 31, 2020	878.8	31.2	910.0
Acquisition	—	31.3	31.3
Balance at December 31, 2021	$878.8	$62.5	$941.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2021		December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.6	$1.0	$0.4
Patents	—	—	40.8	36.1
Customer relationships	36.4	5.9	12.0	5.2
Developed technology (1)	45.4	13.2	36.5	6.7
Other	2.4	1.2	1.8	0.7
Total	86.2	20.9	92.1	49.1
Unamortized intangible assets:
Trademarks	32.0		32.0
IPR&D (1)	—		3.7
Total	32.0		35.7
Total intangible assets, net	$97.3		$78.7
(1) The in-process research and development ("IPR&D") project acquired with the ASIC Design Business was completed during the third quarter of 2021. The IPR&D asset has been reclassified as a definite-lived intangible asset to be amortized on a straight-line basis over an estimated useful life of 9 years.

As of December 31, 2021, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 7.4 years, customer relationships at 7.0 years, developed technology at 5.3 years, and other at 5.1 years. Patents had no remaining useful life as of December 31, 2021. The weighted average remaining useful life in total for all amortizable intangible assets was 6.2 years as of December 31, 2021.

Total amortization expense for the years ended December 31, 2021, 2020, and 2019 was $15.9 million, $13.0 million, and $7.0 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
2022	$12.2
2023	11.6
2024	11.6
2025	11.2
2026	5.3

8. Leases

The Company has leases for manufacturing, sales, support, and engineering facilities, certain manufacturing and office equipment, and vehicles. The majority of the leases have remaining terms of 1 to 6 years, some of which include options to extend the leases for up to 6 years, and some of which include options to terminate the leases within 1 year. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain facilities to third parties.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the components of lease cost:

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating lease cost (1)	$9.9	$9.9	$9.8
Finance lease cost:
Amortization of right-of-use assets	2.3	2.1	2.2
Interest on lease liabilities	0.4	0.5	0.2
Sublease income	(3.0)	(3.0)	(2.9)
Total lease cost	$9.6	$9.5	$9.3
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2021	December 31, 2020
Finance lease right-of-use assets	Property, plant, and equipment, net	$8.1	$10.2

Current finance lease liabilities	Other accrued expenses	$2.7	$2.6
Long-term finance lease liabilities	Other liabilities	3.6	5.5
Total finance lease liabilities		$6.3	$8.1

The following table presents supplemental cash flow information related to leases:

	Years Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.2	$9.6	$10.4
Operating cash flows from finance leases	0.4	0.5	0.6
Financing cash flows from finance leases	2.3	2.0	1.7
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$6.5	$2.2	$2.6
Finance leases	0.3	0.1	0.3

The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	3.1	3.7
Finance leases	3.1	4.1
Weighted-average discount rate:
Operating leases	3.8%	4.2%
Finance leases	5.4%	5.5%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details maturities of lease liabilities as of December 31, 2021:

(in millions)	Operating Leases	Finance Leases
2022	$12.1	$2.7
2023	8.5	2.7
2024	3.9	1.4
2025	2.0	—
2026	0.7	—
2027 and thereafter	0.2	—
Total lease payments	27.4	6.8
Less interest	(1.3)	(0.5)
Present value of lease liabilities	$26.1	$6.3

9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2021	December 31, 2020
Sales volume rebates	$4.9	$3.5
Accrued taxes other than income taxes	4.2	3.7
Current finance lease liabilities	2.7	2.6
Accrued insurance	1.7	1.7
Warranty	0.5	0.4
Restructuring and exit costs	0.4	2.4
Hedging liability	0.2	—
Other	4.8	4.3
Total	$19.4	$18.6

The following table details the major components of other liabilities:

(in millions)	December 31, 2021	December 31, 2020
Deferred compensation, including defined benefit plans	$13.9	$20.5
Long-term finance lease liabilities	3.6	5.5
Unrecognized tax benefits	2.0	1.5
Restructuring and exit costs	—	0.2
Other (1)	1.1	5.1
Total	$20.6	$32.8
(1) Balance at December 31, 2020 included an accrual for the estimated loss of $2.2 million related to the leased facility in Santa Clara, California. See Note 4. Impairments for additional details.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Beginning balance, January 1	$0.4	$0.9	$0.5
Provision for warranties	1.0	3.8	3.8
Settlements made	(0.9)	(4.3)	(3.4)
Ending balance, December 31	$0.5	$0.4	$0.9

10. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

No restructuring charges were recorded within Gross profit for the year ended December 31, 2021. During the year ended December 31, 2021, the Company recorded restructuring charges within Operating expenses of $0.5 million. These charges were primarily for actions associated with the Intelligent Audio product line, which is included within the Audio segment.

During the year ended December 31, 2020, the Company restructured its Intelligent Audio product line. These actions resulted in a reduction in workforce and the refocusing of certain research and development activities. The Company recorded restructuring charges of $8.3 million related to these actions, including $5.4 million in severance pay and benefits, $1.7 million in fixed asset write-off costs, and $1.2 million in contract termination costs.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2021	2020	2019
Audio	$0.4	$10.5	$4.8
Precision Devices	0.1	0.1	0.8
Corporate	—	1.7	0.4
Total	$0.5	$12.3	$6.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2019	$0.8	$—	$0.8
Restructuring charges	6.0	—	6.0
Payments	(5.4)	—	(5.4)
Balance at December 31, 2019	1.4	—	1.4
Restructuring charges	9.4	1.2	10.6
Payments	(8.9)	(0.5)	(9.4)
Balance at December 31, 2020	1.9	0.7	2.6
Restructuring charges	0.5	—	0.5
Payments	(2.0)	(0.7)	(2.7)
Balance at December 31, 2021	$0.4	$—	$0.4

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2021	December 31, 2020
Other accrued expenses	$0.4	$2.4
Other liabilities	—	0.2
Total	$0.4	$2.6

11. Hedging Transactions and Derivative Instruments

The Company is affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as "market risks." The Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks, which are primarily foreign currency risk related to ongoing business operations.

Cash Flow Hedging

The Company uses cash flow hedges to minimize the variability in cash flows of assets, liabilities, or forecasted transactions caused by fluctuations in foreign currency exchange rates. These derivatives, which are designated cash flow hedges, are carried at fair value. The changes in their fair values are recorded to Accumulated Other Comprehensive Income (Loss) ("AOCI") and reclassified in current earnings when the hedge contract matures or becomes ineffective.

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted intercompany sales, which are expected to occur within the next twelve months and are denominated in non-functional currencies. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows from non-U.S. dollar sales and non-U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. At December 31, 2021 and 2020, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $59.4 million and $69.0 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2021 and 2020, the notional value of the derivatives related to economic hedging was $93.2 million and $77.1 million, respectively.

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

The Company determines the fair values of its derivatives based on standard valuation models or observable market inputs such as quoted market prices or foreign currency exchange rates; therefore, the Company classifies the derivatives within Level 2 of the valuation hierarchy.

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.7	$2.1
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.2)	—

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.3	0.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax amount of unrealized gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2021	2020	2019
Cash flow hedges	Foreign exchange contracts	$0.5	$2.6	$0.2

The table above excludes tax expense of $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. There was no tax benefit or expense for the year ended December 31, 2019.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2021		2020		2019
Hedge Type	Contract Type	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$508.6	$(3.0)	$490.8	$1.5	$525.1	$0.4

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	(2.1)	—	(1.2)	—	0.9	—

Effect of derivatives not designated as hedging instruments
Amount of gain recognized in earnings:
Economic hedges	Foreign exchange contracts	—	(1.4)	—	(2.9)	—	(0.9)

12. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	December 31, 2021	December 31, 2020
3.25% convertible senior notes	$—	$165.1
Revolving credit facility	70.0	—
Total	70.0	165.1
Less current maturities	—	165.1
Total long-term debt	$70.0	$—

Total debt principal payments over the next five years are as follows:

(in millions)	2022	2023	2024	2025	2026
Debt principal payments	$—	$—	$70.0	$—	$—

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes which were due November 1, 2021 (the "Notes"). Interest was payable semiannually in arrears on May 1 and November 1 of each year. The Notes were governed by an Indenture between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company could elect to pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock. The conversion rate was 54.2741 shares of common stock per $1,000 principal amount of Notes. The conversion price was $18.4250 per share of common stock. The Notes were senior unsecured obligations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Notes matured on November 1, 2021. The Company settled the principal amount of $172.5 million in cash and the excess conversion value by delivering 0.4 million shares of its common stock held in treasury. The shares of common stock delivered to settle the excess conversion value of the Notes were offset by shares received under the convertible note hedge transactions described below. Settlement of the excess conversion value resulted in a $5.9 million decrease in treasury stock, which was measured based on the acquisition cost of the delivered shares determined on a FIFO basis, offset by an equivalent decrease in additional paid-in capital with no net impact to equity.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the term of the Notes. The equity component recorded within additional paid-in capital of $29.9 million was not remeasured as it continued to meet the conditions for equity classification.

The Notes consisted of the following:

(in millions)	December 31, 2020
Liability component:
Principal	$172.5
Less debt issuance costs and debt discount, net of amortization	(7.4)
Total	165.1
Less current maturities	165.1
Long-term portion	$—

The total estimated fair value of the Notes at December 31, 2020 was $196.5 million. The fair value was determined based on the closing trading price of the Notes as of the last trading day of 2020.
The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
(in millions)	2021	2020	2019
3.25% coupon	$4.7	$5.6	$5.6
Amortization of debt issuance costs	0.8	0.9	0.9
Amortization of debt discount	6.6	7.4	6.8
Total	$12.1	$13.9	$13.3

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions (the “Note Hedges”) with respect to its common stock. In the second quarter of 2016, the Company paid an aggregate amount of $44.5 million for the Note Hedges. The Note Hedges were separate transactions entered into by the Company, and are not part of the Notes or the Warrants, and were accounted for as part of additional paid-in capital. Holders of the Notes did not have any rights with respect to the Note Hedges.

The Company exercised its rights under the Note Hedges upon maturity of the Notes, which resulted in the receipt of 0.4 million shares of its common stock to be held in treasury. These transactions resulted in a $7.6 million increase in treasury stock, which was measured based on the prevailing fair market value of the shares received, offset by an equivalent increase in additional paid-in capital with no net impact to equity.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants

In addition to the Note Hedges, in the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $21.1050 per share (the “Warrants”). The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. The Warrants expire during the first quarter of 2022. If the market price per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company's common stock. The Warrants are separate transactions entered into by the Company, and are not part of the Notes or the Note Hedges, and have been accounted for as part of additional paid-in capital. Holders of the Notes and Note Hedges do not have any rights with respect to the Warrants.

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	December 31, 2021	December 31, 2020
$400.0 million revolving credit facility	$70.0	$—
Less current maturities	—	—
Long-term portion	$70.0	$—

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

At any time during the term of the New Credit Facility, the Company will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024.

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At December 31, 2021, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rates under the New Credit Facility will be, at the Borrowers' option (1) LIBOR (or EURIBOR for borrowings denominated in Euro; or SONIA for borrowings denominated in Pounds Sterling) plus the rates per annum determined from time to time based on the total leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the New Credit Agreement) plus the Applicable Margin. The Applicable Margin for LIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%. Prior to the discontinuation of the relevant LIBOR reference rate on June 30, 2023, the Company and its lenders will agree on an ABR to address the replacement of LIBOR for the remaining life of the New Credit Facility.

The interest rate under the New Credit Facility is variable based on LIBOR at the time of the borrowing and the Applicable Margin. In addition, a commitment fee accrues on the average daily unused portion of the New Credit Facility at a rate of 0.225% to 0.375%.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average interest rate on the Company's borrowings under the New Credit Facility and Prior Credit Facility was 2.25%, 2.20%, and 3.98% for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.26% for the years ended December 31, 2021 and 2020, respectively, and 0.23% for the year ended December 31, 2019.

Interest expense and interest income for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Interest expense	$14.4	$17.1	$15.3
Interest income	(0.2)	(0.7)	(0.8)
Interest expense, net	$14.2	$16.4	$14.5

13. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2021	2020	2019
Domestic	$15.5	$(26.2)	$(48.3)
Foreign	89.1	37.5	114.6
Total earnings before income taxes and discontinued operations	$104.6	$11.3	$66.3

Income tax (benefit) expense for the years ended December 31, 2021, 2020, and 2019 is comprised of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Current:
U.S. Federal	$0.4	$0.7	$0.7
State and local	0.3	0.2	0.2
Foreign	14.8	10.3	15.9
Total current tax expense	$15.5	$11.2	$16.8
Deferred:
U.S. Federal	$(57.1)	$(0.4)	$0.1
State and local	(2.6)	0.2	(0.1)
Foreign	(1.4)	(2.6)	(0.2)
Total deferred tax benefit	(61.1)	(2.8)	(0.2)
Total income tax (benefit) expense	$(45.6)	$8.4	$16.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the U.S. Federal income tax rate to the Company’s effective income tax rate was as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal income tax benefit	0.3%	4.2%	0.2%
Foreign operations tax effect	3.3%	17.3%	5.0%
Research and experimentation tax credits	(3.8)%	(29.5)%	(5.0)%
Valuation allowance	(57.1)%	85.4%	15.0%
Tax contingencies	0.6%	0.3%	1.3%
Tax holiday	(10.1)%	(37.8)%	(24.6)%
Foreign taxes	1.0%	2.8%	2.1%
Non-deductible and non-taxable interest	(0.2)%	1.0%	(2.9)%
Stock-based compensation	4.8%	11.3%	3.0%
Other, principally non-tax deductible items	0.1%	1.1%	0.3%
Global low tax and foreign derived intangible income	(2.3)%	12.1%	10.6%
Foreign currency adjustments	(0.7)%	(6.1)%	—%
Prior period items	(0.5)%	(8.8)%	(1.0)%
Effective income tax rate	(43.6)%	74.3%	25.0%

The Company’s effective tax rate is favorably impacted by two tax holidays granted to us by Malaysia, one of which is effective through December 31, 2026 and the other of which expired on July 31, 2021. These tax holidays are subject to the Company’s annual satisfaction of certain conditions, including investment and sales thresholds, which the Company expects to maintain. The remaining Malaysian tax holiday, which was extended during the fourth quarter of 2021, reduces the anticipated effective rate on qualified income to approximately 7.2% versus the statutory rate of 24.0%, through 2026. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be significantly adversely impacted. The continuing operations benefit of these incentives for the years ending December 31, 2021, 2020, and 2019 is estimated to be $10.7 million, $3.8 million, and $14.6 million, respectively. The continuing operations benefit of the tax holidays on a basic per share basis for the years ending December 31, 2021, 2020, and 2019 was $0.12, $0.04, and $0.16, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$10.4	$14.1
Accrued expenses, principally for state income taxes and warranty	6.1	8.6
Accrued interest	5.9	7.7
Net operating loss and other carryforwards	70.9	71.6
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	7.7	6.5
Convertible note hedges	—	1.8
Unremitted earnings of non-U.S. subsidiaries	1.6	—
Intangible assets, principally due to different tax and financial reporting bases	0.6	—
Plant and equipment, principally due to differences in depreciation	17.0	13.0
Total gross deferred tax assets	120.2	123.3
Valuation allowance	(39.1)	(98.0)
Total deferred tax assets	$81.1	$25.3

Deferred tax liabilities:
Intangible assets, principally due to different tax and financial reporting bases	$—	$(4.3)
Debt discount on convertible notes	—	(1.4)
Unremitted earnings of non-U.S. subsidiaries	—	(0.9)
Other liabilities	(3.0)	(0.8)
Total gross deferred tax liabilities	(3.0)	(7.4)
Net deferred tax asset	$78.1	$17.9

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$78.7	$19.9
Deferred income taxes (non-current deferred tax liabilities)	(0.6)	(2.0)
Net deferred tax asset	$78.1	$17.9

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on all available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed at each reporting period. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, the Company gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning strategies.

In determining the need for the valuation allowance, the Company considered all positive and negative evidence. The Company gives more weight to evidence that is objective in nature as compared to subjective evidence. Significant weight is given to evidence that directly relates to current financial performance. During the year ended December 31, 2021, the Company emerged from a three-year U.S. cumulative loss position. Recent domestic pre-tax operating earnings is a significant, principal piece of positive evidence. Other positive evidence included strategic actions taken by the Company to lower costs specific to U.S. operations. As a result, the Company determined that a significant portion of the U.S. valuation allowance should be reversed.

During the year ended December 31, 2021, the Company recorded a decrease in the U.S. valuation allowance of $59.1 million. As of December 31, 2021, the Company's net deferred tax assets of $78.1 million included a valuation allowance of $39.1 million against certain state, federal, and foreign deferred tax assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the Company had $20.6 million of U.S. federal net operating losses that are available, of which $7.3 million will expire in the next 5 to 10 years, and of which $13.3 million will expire in the next 11 to 20 years. There are $49.5 million of domestic State net operating losses that are available between 2027 and 2040. There are $14.3 million of non-U.S. net operating loss carryforwards, of which $0.1 million will expire in the next 5 years; $1.4 million will expire in the next 5 to 10 years; $9.4 million will expire in the next 10 to 20 years; $2.8 million can be carried forward indefinitely; and $0.6 million is capital loss carried forward indefinitely.

The Company has $26.8 million of U.S. federal research and development credits that begin to expire in 2022 and $16.4 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $20.4 million of state credits, of which $2.9 million will expire between 2022 and 2036 if unused, and $17.5 million can be carried forward indefinitely.

The Company has not provided for U.S. federal income taxes on the historical undistributed earnings of its international subsidiaries because such earnings are currently reinvested in foreign jurisdictions and will continue to be reinvested indefinitely, with the exception of its Malaysian and Luxembourg subsidiaries. Our Malaysian principal subsidiary is our primary source of foreign earnings and cash. Any future decision to distribute cash from this subsidiary to the U.S. should not result in a material amount of U.S. or foreign taxes as the majority of the Company's $1.1 billion historical undistributed earnings have been previously taxed in the U.S. under the Tax Cuts and Jobs Act of 2017.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recorded no potential interest benefit or expense. There was no accrued interest at December 31, 2021, 2020 and 2019. There was no recorded potential penalty expense during the years ended December 31, 2021, 2020, and 2019. Total accrued penalties at December 31, 2021, 2020, and 2019 of $0.3 million were included in Other liabilities on the Consolidated Balance Sheets.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2017, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2015, the Company’s Malaysian principal subsidiary is no longer subject to examination. Included in the balance of total unrecognized tax benefits at December 31, 2021 are potential benefits of $2.0 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2019	$10.1
Additions for tax positions of prior years	2.8
Reductions for tax positions of prior years	(0.1)
Settlements	(0.1)
Unrecognized tax benefits at December 31, 2019	$12.7
Settlements	(2.6)
Foreign exchange fluctuations	0.1
Unrecognized tax benefits at December 31, 2020	$10.2
Reductions for tax positions of prior years	(0.3)
Settlements	(0.4)
Unrecognized tax benefits at December 31, 2021	$9.5

14. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 16.1 million, of which 11.0 million were available for future awards at December 31, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2021	2020	2019
Pre-tax stock-based compensation expense
Cost of goods sold	$1.6	$1.7	$1.5
Research and development expenses	5.5	6.2	7.7
Selling and administrative expenses	25.0	9.4	16.0
Total pre-tax stock-based compensation expense	32.1	17.3	25.2
Tax benefit	5.1	—	—
Total stock-based compensation expense, net of tax	$27.0	$17.3	$25.2

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

	Years Ended December 31,
	2021			2020			2019
Risk-free interest rate	0.06%			0.11%	to	1.42%	1.55%	to	2.44%
Dividend yield	—%			—%			—%
Expected life (years)	4.5			4.3	to	4.5	4.5
Volatility	36.0%			38.8%	to	40.6%	40.0%	to	42.9%
Fair value at date of grant	$6.14	to	$6.31	$4.78	to	$5.95	$6.22	to	$7.45

Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. The Company does not currently anticipate paying dividends over the expected term.

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
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the year ended December 31, 2021.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2020	596,537	$22.72			5,765,903	$17.44
Granted	—	—			220,963	20.61
Exercised	(114,096)	21.77			(1,540,314)	16.64
Forfeited	—	—			(119,662)	17.35
Expired	(106,477)	22.17			(848,452)	29.52
Outstanding at December 31, 2021	375,964	$23.16	$0.2	0.8	3,478,438	$15.04	$28.9	3.1

Exercisable at December 31, 2021	375,964	$23.16	$0.2	0.8	2,645,456	$14.25	$24.1	2.4

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2021 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

There was no unrecognized compensation expense related to SSARs at December 31, 2021. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2021 was $2.5 million. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2021	2020	2019
SSARs
Aggregate intrinsic value of SSARs exercised	$0.1	$—	$0.4

Stock Options
Cash received by Knowles for exercise of stock options	$25.6	$1.8	$9.8
Aggregate intrinsic value of stock options exercised	6.6	0.4	2.7
Tax benefit from stock options exercised	1.2	—	—

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	1,909,786	$16.14
Granted	1,159,374	20.59
Vested (1)	(1,068,104)	15.81
Forfeited	(222,417)	18.42
Unvested at December 31, 2021	1,778,639	$18.89
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs vest based on the passage of time. Generally, RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2021 was $21.9 million. At December 31, 2021, $19.7 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

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

For the awards granted in February 2018 (the “2018 PSUs”), the number of PSUs that may be earned and vest was originally based on the Company’s revenues and stock price performance over a three-year performance period. The modified award was based on the Company’s revenues and stock price performance over three separate one-year performance periods to isolate the impact of the COVID-19 pandemic on the Company's fiscal 2020 performance. In addition, the performance periods corresponding to fiscal 2018 and 2019 were weighted at 25% each while the performance period corresponding to fiscal 2020 was weighted at 50%, given the impact of fiscal 2020 performance on shareholders. Service conditions were not modified. The modification of the 2018 PSUs affected nine employees and resulted in total incremental compensation expense of $3.9 million, which was recognized in the first quarter of 2021 as there was no remaining service period. In February 2021, the 2018 PSUs were converted from 329,092 PSUs to 190,544 shares of common stock based on achievement of the modified conditions.

For the awards granted in February 2019 (the “2019 PSUs”), the number of PSUs that may be earned and vest was originally based on the Company's revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award is based on the Company’s revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over three separate one-year performance periods to isolate the impact of the COVID-19 pandemic on the Company's fiscal 2020 performance. Each period is weighted equally, as the Company expected to face challenges related to the COVID-19 pandemic in fiscal 2021. Service conditions were not modified. The modification of the 2019 PSUs affected eight employees and resulted in total incremental compensation expense of $2.4 million, which will be recognized over the remaining service period. Incremental compensation expense was subject to adjustment for the achievement of the performance condition based on fiscal 2021 revenues.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's PSU activity for the year ended December 31, 2021:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2020	920,973	$16.04
Granted	293,874	28.49
Vested (1)	(346,898)	14.13
Forfeited	(101,483)	19.05
Unvested at December 31, 2021	766,466	$21.28
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The fair value of PSUs vested during the year ended December 31, 2021 was $3.9 million. At December 31, 2021, $10.0 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.2 years.

15. Commitments and Contingent Liabilities

From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business. The majority of these claims and proceedings relate to commercial, warranty, employment, and intellectual property matters. Although the ultimate outcome of any legal proceeding or claim cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claim, the Company believes that the disposition of these legal proceedings or claims, individually or in the aggregate, after taking into account recorded accruals and the availability and limits of insurance coverage, will not have a material adverse effect on its cash flow, results of operations, or financial condition.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2021 and 2020.

16. Employee Benefit Plans

Knowles sponsors its own defined contribution plans. The Company's expense relating to defined contribution plans was $6.2 million, $6.2 million, and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Knowles sponsors four defined benefit pension plans to certain non-U.S. employees. The two plans in the U.K. and the plan in Taiwan are closed to new participants; however, all active participants in these plans continue to accrue benefits. The plan in the Philippines is open to new participants. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2021 and 2020.

	December 31,
(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$74.5	$64.1
Service cost	0.3	0.3
Interest cost	0.9	1.2
Benefits paid	(1.6)	(1.7)
Actuarial (gain) loss (1)	(3.8)	8.3
Settlements and curtailments	—	(0.2)
Currency translation and other	(0.8)	2.5
Benefit obligation at end of year	69.5	74.5
Change in plan assets:
Fair value of plan assets at beginning of year	65.7	58.2
Actual return on plan assets	4.6	5.8
Company contributions	1.5	1.5
Benefits paid	(1.6)	(1.7)
Settlements and curtailments	—	(0.2)
Currency translation and other	(0.9)	2.1
Fair value of plan assets at end of year	69.3	65.7
Funded status	$(0.2)	$(8.8)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$2.6	$—
Other liabilities	(2.8)	(8.8)
Funded status	$(0.2)	$(8.8)

Accumulated other comprehensive loss:
Net actuarial losses	$19.2	$25.6
Prior service cost	1.1	1.1
Deferred taxes	(3.3)	(4.8)
Total accumulated other comprehensive loss, net of tax	17.0	21.9

Accumulated benefit obligation	$68.4	$73.3
(1) The net actuarial gains and losses during the years ended December 31, 2021 and 2020 primarily related to changes in the discount rates for the U.K. plans.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Projected benefit obligation	$42.6	$74.5
Fair value of plan assets	39.9	65.7

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Accumulated benefit obligation	$40.0	$43.0
Fair value of plan assets	37.8	34.8

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Service cost	$0.3	$0.3	$0.3
Interest cost	0.9	1.2	1.5
Expected return on plan assets	(2.8)	(2.4)	(2.4)
Amortization of prior service cost	—	0.1	0.1
Amortization of recognized actuarial loss	0.8	0.5	0.4
Other	—	—	0.1
Total net periodic benefit cost (income)	$(0.8)	$(0.3)	$—

The components of net periodic benefit cost (income) other than service cost are presented in the Other (income) expense, net line on the Consolidated Statements of Earnings. The service cost component is presented within the Cost of goods sold, Research and development expenses, and Selling and administrative expenses lines on the Consolidated Statements of Earnings based on the nature of services performed by the related employees.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s four defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2021	2020
Discount rate
Philippines	5.25%	4.00%
Taiwan	0.75%	0.25%
United Kingdom	1.84%	1.28%
Weighted-average	1.83%	1.27%
Average wage increase
Philippines	4.00%	4.00%
Taiwan	4.00%	4.00%
United Kingdom	4.65%	4.20%
Weighted-average	4.59%	4.18%

The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2021	2020	2019
Discount rate
Philippines	4.00%	5.00%	8.25%
Taiwan	0.25%	0.75%	1.25%
United Kingdom	1.28%	2.00%	2.80%
Weighted-average	1.27%	1.97%	2.78%
Average wage increase
Philippines	4.00%	5.00%	6.00%
Taiwan	4.00%	4.00%	4.25%
United Kingdom	4.20%	4.25%	4.40%
Weighted-average	4.18%	4.24%	4.41%
Expected return on plan assets
Taiwan	3.50%	3.75%	2.00%
United Kingdom	4.34%	4.35%	4.82%
Weighted-average	4.32%	4.33%	4.72%

The Company’s discount rate assumptions are determined by developing yield curves based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

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
As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of applicable local non-U.S. laws. The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs are in compliance with applicable local law, other relevant legislation, and related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans’ assets and investment process. The investment managers, in executing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The expected return on plan assets assumptions are developed through analysis of historical market returns, statistical analysis, current market conditions, and the past experience of plan asset investments.

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.5	$26.1	$—	$29.6	$3.4	$24.9	$—	$28.3
Common stock funds	—	18.9	—	18.9	—	18.9	—	18.9
Real estate funds	—	5.5	—	5.5	—	5.0	—	5.0
Cash and equivalents	0.5	—	—	0.5	0.3	—	—	0.3
Other	9.0	5.8	—	14.8	7.9	5.3	—	13.2
Total	$13.0	$56.3	$—	$69.3	$11.6	$54.1	$—	$65.7

See Note 11. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2021 and 2020.

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
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2022	$2.1
2023	1.9
2024	2.1
2025	2.6
2026	2.6
2027-2031	14.3

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.3 million during the year ended December 31, 2022 related to contributions to these plans. This amount may vary based on updated funding agreements with the trustees of these plans.

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Year Ended December 31, 2021
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.6)	$—	$(3.6)
Employee benefit plans	6.6	(1.6)	5.0
Changes in fair value of cash flow hedges	(1.6)	0.3	(1.3)
Total other comprehensive earnings	$1.4	$(1.3)	$0.1

	Year Ended December 31, 2020
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$13.8	$—	$13.8
Employee benefit plans	(4.4)	1.0	(3.4)
Changes in fair value of cash flow hedges	1.4	(0.3)	1.1
Total other comprehensive earnings	$10.8	$0.7	$11.5

	Year Ended December 31, 2019
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$1.3	$—	$1.3
Employee benefit plans	(3.2)	—	(3.2)
Changes in fair value of cash flow hedges	1.1	(0.2)	0.9
Total other comprehensive loss	$(0.8)	$(0.2)	$(1.0)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2021 and 2020:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at January 1, 2020	$0.5	$(18.7)	$(93.8)	$(112.0)
Other comprehensive earnings (loss), net of tax	1.1	(3.4)	13.8	11.5
Balance at December 31, 2020	1.6	(22.1)	(80.0)	(100.5)
Other comprehensive (loss) earnings, net of tax	(1.3)	5.0	(3.6)	0.1
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2021	2020	2019
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.9	$0.7	$0.6
Tax	(Benefit from) provision for income taxes	(0.2)	(0.1)	(0.1)
Net of tax		$0.7	$0.6	$0.5

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(2.1)	$(1.2)	$0.9
Tax	(Benefit from) provision for income taxes	0.5	0.3	(0.2)
Net of tax		$(1.6)	$(0.9)	$0.7

18. Segment Information

The Company organizes its reportable segments based on how management analyzes performance, allocates capital, and makes strategic and operational decisions. These segments were determined in accordance with ASC 280, Segment Reporting. The segments are aligned around similar product applications serving our key end markets, to enhance focus on end market growth strategies. The Company’s operating segments engage in business activities from which they earn revenues and incur expenses, have discrete financial information available, and whose financial results are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate resources, and determine management incentive compensation. The Audio segment aggregates two operating segments into one reportable segment based on similar product applications serving our key end markets. The PD segment has one operating segment, which equals its reportable segment. The Company's two reportable segments are as follows:

• Audio Segment
Our Audio group designs and manufactures innovative audio products, including microphones, balanced armature speakers, and audio processors used in applications that serve the mobile, hearing health, True Wireless Stereo, Internet of Things, and computing markets. Audio has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

• PD Segment
Our PD group specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the defense, medtech, industrial, electric vehicle, and communications markets. Our RF solutions solve a broad range of frequency filtering challenges for our customers, who use them in satellite communications and radar systems for defense applications. RF solutions are also used in mmWave 5G communications equipment. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Revenues:
Audio	$667.0	$591.2	$682.8
Precision Devices	201.1	173.1	172.0
Total revenues	$868.1	$764.3	$854.8

Earnings from continuing operations before interest and income taxes:
Audio	$137.0	$44.9	$107.3
Precision Devices	43.7	31.7	30.4
Total segments	180.7	76.6	137.7
Corporate expense / other	61.9	48.9	56.9
Interest expense, net	14.2	16.4	14.5
Earnings before income taxes and discontinued operations	104.6	11.3	66.3
(Benefit from) provision for income taxes	(45.6)	8.4	16.6
Earnings from continuing operations	$150.2	$2.9	$49.7

Depreciation and amortization:
Audio	$46.2	$47.0	$41.3
Precision Devices	13.3	10.5	9.9
Corporate	3.0	3.1	3.2
Total	$62.5	$60.6	$54.4

Capital expenditures:
Audio	$40.8	$21.9	$24.0
Precision Devices	5.6	9.6	16.5
Corporate	2.2	0.4	0.7
Total	$48.6	$31.9	$41.2

Research and development:
Audio	$81.8	$84.6	$90.8
Precision Devices	10.5	6.7	5.8
Corporate	0.5	1.6	0.2
Total	$92.8	$92.9	$96.8

Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2021	2020
Audio	$1,467.1	$1,470.4
Precision Devices	260.4	179.2
Corporate / eliminations	4.1	5.3
Total	$1,731.6	$1,654.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2021	2020	2019	2021	2020
Asia	$611.5	$559.6	$614.7	$149.5	$140.5
United States	153.2	116.7	130.4	64.6	69.8
Europe	93.5	80.0	97.4	3.1	3.3
Other Americas	5.5	3.7	6.3	1.0	1.2
Other	4.4	4.3	6.0	—	—
Total	$868.1	$764.3	$854.8	$218.2	$214.8

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2021	2020	2019
Apple Inc.	16%	23%	22%

19. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Earnings from continuing operations	$150.2	$2.9	$49.7
Earnings (loss) from discontinued operations, net	0.2	3.7	(0.6)
Net earnings	$150.4	$6.6	$49.1

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.63	$0.03	$0.55
Earnings (loss) from discontinued operations, net	—	0.04	(0.01)
Net earnings	$1.63	$0.07	$0.54

Weighted-average shares outstanding	92.3	91.7	91.2

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.59	$0.03	$0.53
Earnings (loss) from discontinued operations, net	—	0.04	—
Net earnings	$1.59	$0.07	$0.53

Diluted weighted-average shares outstanding	94.7	92.9	93.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company intended to settle the principal amount of the Notes in cash during all periods preceding settlement. The treasury stock method was used to calculate the dilutive effect of the conversion option on diluted earnings per share, if applicable. For the years ended December 31, 2021, 2020, and 2019, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the calculation of diluted earnings per share above was 0.7 million, 3.9 million, and 2.8 million, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020, and 2019

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2021
Allowance for Doubtful Accounts	$1.6	(0.2)	(1.2)	$0.2
Year Ended December 31, 2020
Allowance for Doubtful Accounts	$0.8	0.8	—	$1.6
Year Ended December 31, 2019
Allowance for Doubtful Accounts	$0.6	0.3	(0.1)	$0.8
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2021
Deferred Tax Valuation Allowance	$98.0	—	(58.9)	$39.1
Year Ended December 31, 2020
Deferred Tax Valuation Allowance	$85.3	12.7	—	$98.0
Year Ended December 31, 2019
Deferred Tax Valuation Allowance	$131.2	—	(45.9)	$85.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2021.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2022 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a Code of Business Conduct that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of this Code of Business Conduct can be found on our website at www.knowles.com. In the event of any amendment to, or waiver from, the Code of Business Conduct affecting our principal executive officer, principal financial officer, principal accounting officer, or controller, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2022 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2022 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	6,399,507	$15.83	10,965,946
Equity compensation plans not approved by stockholders	—	—	—
Total	6,399,507	$15.83	10,965,946

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2022 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2022 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Third Amended and Restated By-laws of Knowles Corporation	8-K	001-36102	5/19/2020	3.1
4.1	Description of Securities	10-K	001-36102	2/10/2021	4.3
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan	8-K	001-36102	5/1/2020	10.3
10.3†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.4†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.5†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8

10.6†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.7†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.8†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.9†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.10†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.11†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.12†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.13†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.14†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17
10.15	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.3
10.16	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated April 28, 2016	8-K	001-36102	5/4/2016	10.5
10.17	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated April 28, 2016	8-K	001-36102	5/4/2016	10.7
10.18	Warrant Confirmation between Knowles Corporation and HSBC Bank USA, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.2
10.19	Warrant Confirmation between Knowles Corporation and JPMorgan Chase Bank, National Association, London Branch, dated May 11, 2016	8-K	001-36102	5/13/2016	10.4
10.20	Warrant Confirmation between Knowles Corporation and Wells Fargo Bank, National Association, dated May 11, 2016	8-K	001-36102	5/13/2016	10.6
10.21†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.22†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.23†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16
10.24†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.25†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.26†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.27†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.28†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.29†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.30	Credit Agreement dated as of September 4, 2020, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	9/8/2020	10.1

10.31†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.32†	Knowles Corporation 2018 Equity and Cash Incentive Plan	DEF 14A	001-36102	3/14/2018	Appendix B
10.33†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.34†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.35†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.36†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.37†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.38†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.39†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
10.40	First Amendment, dated November 3, 2021, to Credit Agreement among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	11/5/2021	10.1
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 9, 2022

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 9, 2022
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2022
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 9, 2022
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 9, 2022
Donald Macleod
/s/ KEITH L. BARNES	Director	February 9, 2022
Keith L. Barnes
/s/ HERMANN EUL	Director	February 9, 2022
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 9, 2022
Didier Hirsch
/s/ YE JANE LI	Director	February 9, 2022
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 9, 2022
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 9, 2022
Michael S. Wishart