Form 10-Q
period 2022-03-31
Knowles Corp
filed 2022-04-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 26, 2022 was 91,754,530.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$201.4	$201.0
Cost of goods sold	118.1	123.0
Gross profit	83.3	78.0
Research and development expenses	23.1	23.3
Selling and administrative expenses	32.3	36.2
Restructuring charges	6.6	0.2
Operating expenses	62.0	59.7
Operating earnings	21.3	18.3
Interest expense, net	0.8	4.0
Other income, net	(0.5)	(0.9)
Earnings before income taxes	21.0	15.2
Provision for income taxes	2.9	2.7
Net earnings	$18.1	$12.5

Net earnings per share:
Basic	$0.20	$0.14
Diluted	$0.19	$0.13

Weighted-average common shares outstanding:
Basic	92.3	92.3
Diluted	94.3	95.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$18.1	$12.5

Other comprehensive loss, net of tax

Foreign currency translation	(2.2)	(3.6)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.2
Net change in employee benefit plans	0.1	0.2

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	—	(0.8)
Net gains reclassified into earnings	(0.3)	(1.0)
Total cash flow hedges	(0.3)	(1.8)

Other comprehensive loss, net of tax	(2.4)	(5.2)

Comprehensive earnings	$15.7	$7.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$50.7	$68.9
Receivables, net of allowances of $0.2	143.1	146.6
Inventories, net	177.0	153.1
Prepaid and other current assets	13.1	11.7
Total current assets	383.9	380.3
Property, plant, and equipment, net	191.7	200.8
Goodwill	942.0	941.3
Intangible assets, net	94.2	97.3
Operating lease right-of-use assets	15.9	17.4
Other assets and deferred charges	91.0	94.5
Total assets	$1,718.7	$1,731.6

Current liabilities:
Accounts payable	$81.3	$90.9
Accrued compensation and employee benefits	24.4	42.8
Operating lease liabilities	9.8	11.4
Other accrued expenses	23.7	19.4
Federal and other taxes on income	3.8	1.7
Total current liabilities	143.0	166.2
Long-term debt	70.0	70.0
Deferred income taxes	0.6	0.6
Long-term operating lease liabilities	12.5	14.7
Other liabilities	18.5	20.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 96,018,208 and 92,690,630 shares issued and outstanding at March 31, 2022, respectively, and 95,112,778 and 91,894,980 shares issued and outstanding at December 31, 2021, respectively	1.0	1.0
Treasury stock - at cost; 3,327,578 and 3,217,798 shares at March 31, 2022 and December 31, 2021, respectively	(66.1)	(62.4)
Additional paid-in capital	1,642.0	1,639.4
Accumulated deficit	—	(18.1)
Accumulated other comprehensive loss	(102.8)	(100.4)
Total stockholders' equity	1,474.1	1,459.5
Total liabilities and stockholders' equity	$1,718.7	$1,731.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net earnings	—	—	—	—	—	18.1	—	18.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.4)	(2.4)
Repurchase of common stock	—	—	(313,395)	(6.8)	—	—	—	(6.8)
Stock-based compensation expense	—	—	—	—	7.6	—	—	7.6
Exercise of stock options	332,336	—	—	—	4.2	—	—	4.2
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	573,094	—	—	—	(6.1)	—	—	(6.1)
Balance at March 31, 2022	96,018,208	$1.0	(3,327,578)	$(66.1)	$1,642.0	$—	$(102.8)	$1,474.1

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2020	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	—	—	12.5	—	12.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.2)	(5.2)
Stock-based compensation expense	—	—	—	—	11.1	—	—	11.1
Exercise of stock options	524,864	—	—	—	8.4	—	—	8.4
Restricted and performance stock unit settlement, net of tax	622,894	—	—	—	(6.6)	—	—	(6.6)
Balance at March 31, 2021	93,837,670	$0.9	(1,078,363)	$(16.2)	$1,600.7	$(156.0)	$(105.7)	$1,323.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net earnings	$18.1	$12.5
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	14.8	15.1
Stock-based compensation	7.6	11.1
Non-cash interest expense and amortization of debt issuance costs	0.2	2.3
Gain on disposal of fixed assets	—	(0.3)
Deferred income taxes	2.9	—
Other, net	0.6	(1.5)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	3.4	16.6
Inventories, net	(24.6)	(12.9)
Prepaid and other current assets	(1.7)	(3.3)
Accounts payable	(7.1)	10.8
Accrued compensation and employee benefits	(18.2)	(7.7)
Other accrued expenses	4.5	0.1
Accrued taxes	2.0	(0.9)
Other non-current assets and non-current liabilities	(1.7)	(2.2)
Net cash provided by operating activities	0.8	39.7

Investing Activities
Capital expenditures	(6.8)	(5.2)
Purchase of investments	—	(2.1)
Proceeds from the sale of property, plant, and equipment	—	0.3
Net cash used in investing activities	(6.8)	(7.0)

Financing Activities
Repurchase of common stock	(6.8)	—
Tax on restricted and performance stock unit vesting	(6.1)	(6.6)
Payments of finance lease obligations	(3.0)	(0.6)
Proceeds from exercise of stock options	3.9	8.4
Net cash (used in) provided by financing activities	(12.0)	1.2

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)

Net (decrease) increase in cash and cash equivalents	(18.2)	33.8
Cash and cash equivalents at beginning of period	68.9	147.8
Cash and cash equivalents at end of period	$50.7	$181.6

Supplemental information - cash paid for:
Income taxes	$1.5	$4.5
Interest	$0.7	$0.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2022, the Company repurchased 313,395 shares of common stock for a total of $6.8 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2022 and 2021 were $3.2 million and $2.5 million, respectively. These non-cash amounts are not reflected as Capital expenditures within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. Recent Accounting Standards

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The standard eliminates certain accounting models that separated embedded conversion features from host contracts for convertible instruments, requiring bifurcation only if the convertible feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815 or for convertible instruments issued at a substantial premium. In addition, the guidance requires the if-converted method of calculating diluted earnings per share for convertible instruments, which eliminates the use of the treasury stock method for instruments that may be settled in cash or shares. The standard can be adopted on a modified retrospective basis to transactions outstanding as of the adoption date or on a fully retrospective basis to all periods presented. The Company adopted the standard using the modified retrospective method on January 1, 2022. Adoption of the standard did not impact the Consolidated Financial Statements as all of the Company’s convertible instruments were settled prior to the adoption date. See Note 8. Borrowings for detail on the Company's convertible instruments that matured on November 1, 2021.

3. Acquisition

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $81.4 million. During the three months ended March 31, 2022, the Company recorded a purchase price adjustment of $0.7 million that will be paid in the second quarter of 2022 and is recorded in the Other accrued expenses line on the Consolidated Balance Sheets. The adjustment, which did not impact the Consolidated Statements of Earnings, resulted in an increase to goodwill of $0.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the Precision Devices ("PD") segment.

The table below represents the final allocation of the purchase price to net assets acquired as of May 3, 2021:

(in millions)
Cash	$2.2
Receivables	3.0
Inventories	2.6
Property, plant, and equipment	8.3
Customer relationships	27.7
Developed technology	5.2
Trademarks and other amortized intangible assets	1.6
Goodwill	32.0
Assumed current liabilities	(1.2)
Total purchase price	$81.4

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

Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$110.6	$89.6
Work in progress	35.5	33.6
Finished goods	68.9	66.7
Subtotal	215.0	189.9
Less reserves	(38.0)	(36.8)
Total	$177.0	$153.1

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2022	December 31, 2021
Land	$12.8	$12.9
Buildings and improvements	119.2	119.3
Machinery, equipment, and other	575.3	575.0
Subtotal	707.3	707.2
Less accumulated depreciation	(515.6)	(506.4)
Total	$191.7	$200.8

Depreciation expense totaled $11.7 million and $11.8 million for the three months ended March 31, 2022 and 2021, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2022 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2021	$878.8	$62.5	$941.3
Purchase price adjustment	—	0.7	0.7
Balance at March 31, 2022	$878.8	$63.2	$942.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2022		December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.7	$2.0	$0.6
Customer relationships	36.4	7.0	36.4	5.9
Developed technology	45.4	14.9	45.4	13.2
Other	2.4	1.4	2.4	1.2
Total	86.2	24.0	86.2	20.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$94.2		$97.3

Amortization expense totaled $3.1 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2022	$9.1
2023	11.6
2024	11.6
2025	11.2
2026	5.3

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through headcount reductions, targeted facility consolidations, and other measures to further optimize operations and align resources with growth opportunities.

During the three months ended March 31, 2022, the Company restructured its MEMS Microphones product line, which is included within the Audio segment. This action resulted in the termination of a research and development project and a reduction in workforce. During the three months ended March 31, 2022, the Company recorded restructuring charges of $5.4 million related to this action, including $4.2 million in contract termination costs and $1.2 million in severance pay and benefits. The Company may incur additional restructuring charges of up to $4 million during the remainder of the fiscal year for certain fixed assets of the terminated project, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects.

In addition, during the three months ended March 31, 2022, the Company recorded restructuring charges of $1.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the Audio segment.

No restructuring charges were recorded within Gross profit for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recorded total restructuring charges within Operating expenses of $6.6 million, primarily for contract termination costs and severance pay and benefits associated with the MEMS Microphones product line and other actions to rationalize the Intelligent Audio product line workforce.

No restructuring charges were recorded within Gross profit for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company recorded restructuring charges within Operating expenses of $0.2 million for severance pay and benefits.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Audio	$6.6	$0.2
Precision Devices	—	—
Corporate	—	—
Total	$6.6	$0.2

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2021	$0.4	$—	$0.4
Restructuring charges	2.4	4.2	6.6
Payments	(1.2)	—	(1.2)
Balance at March 31, 2022	$1.6	$4.2	$5.8

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	March 31, 2022	December 31, 2021
Other accrued expenses	$5.8	$0.4
Total	$5.8	$0.4

8. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2022	December 31, 2021
Revolving credit facility	$70.0	$70.0
Less current maturities (1)	—	—
Total long-term debt	$70.0	$70.0
(1) There are no required principal payments due until maturity in January 2024.

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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At March 31, 2022, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 2.12% for the three months ended March 31, 2022. There were no borrowings outstanding under the New Credit Facility during the three months ended March 31, 2021. The weighted-average commitment fee on the revolving lines of credit was 0.24% and 0.27% for the three months ended March 31, 2022 and 2021, respectively.

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes which matured on November 1, 2021 (the “Notes”). Interest was payable semiannually in arrears on May 1 and November 1 of each year. The Notes were governed by an Indenture between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company could elect to pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock. On November 1, 2021, the Company settled the principal amount of the Notes in cash and the excess conversion value by delivering 0.4 million shares of its common stock held in treasury. The conversion rate was 54.2741 shares of common stock per $1,000 principal amount of Notes. The conversion price was $18.4250 per share of common stock. The Notes were senior unsecured obligations.

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

The following table sets forth total interest expense recognized related to the Notes:

Three Months Ended
(in millions)	March 31, 2021
3.25% coupon	$1.4
Amortization of debt issuance costs	0.3
Amortization of debt discount	1.9
Total	$3.6

Warrants

In the second quarter of 2016, the Company entered into warrant transactions, whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $21.1050 per share (the “Warrants”). The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. The Warrants were separate transactions entered into by the Company, and were not part of the Notes, and were accounted for as part of additional paid-in capital.

The Warrants expired during the first quarter of 2022, which resulted in the Company delivering 0.2 million shares of its common stock held in treasury. Settlement of the Warrants resulted in a $3.1 million decrease in treasury stock, which was measured based on the acquisition cost of the delivered shares determined on a first-in, first-out (“FIFO”) basis, offset by an equivalent decrease in additional paid-in capital with no net impact to equity.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(2.2)	$—	$(2.2)	$(3.6)	$—	$(3.6)
Employee benefit plans	0.2	(0.1)	0.1	0.2	—	0.2
Changes in fair value of cash flow hedges	(0.3)	—	(0.3)	(1.9)	0.1	(1.8)
Total other comprehensive loss	$(2.3)	$(0.1)	$(2.4)	$(5.3)	$0.1	$(5.2)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2022 and 2021:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive (loss) earnings, net of tax	(0.3)	0.1	(2.2)	(2.4)
Balance at March 31, 2022	$—	$(17.0)	$(85.8)	$(102.8)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.8)	0.2	(3.6)	(5.2)
Balance at March 31, 2021	$(0.2)	$(21.9)	$(83.6)	$(105.7)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other income, net	$0.2	$0.2
Tax	Provision for income taxes	(0.1)	—
Net of tax		$0.1	$0.2

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$(0.3)	$(1.3)
Tax	Provision for income taxes	—	0.3
Net of tax		$(0.3)	$(1.0)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR for the three months ended March 31, 2022 and 2021 was a 13.8% provision (inclusive of discrete items totaling $1.0 million of benefit) and a 17.8% provision (inclusive of discrete items totaling $0.1 million of benefit), respectively. The discrete items impacting the tax provision for the three months ended March 31, 2022 were primarily attributable to the stock-based compensation deduction. Absent the discrete items, the ETR for the three months ended March 31, 2022 and 2021 was an 18.6% provision and an 18.4% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the three months ended March 31, 2022 and 2021.

The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia and China. The Company secured the Chinese tax holiday in the first quarter of 2022. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The benefit of the tax holidays in Malaysia and China for the three months ended March 31, 2022 was approximately $2.6 million, or $0.03 on a basic per share basis. The benefit of these incentives for the three months ended March 31, 2021 was approximately $2.4 million, or $0.03 on a basic per share basis. The Company's existing significant tax holiday in Malaysia will expire on December 31, 2026, while the tax holiday in China will expire on December 31, 2023.

11. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.6 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively. The tax benefit recognized related to stock-based compensation expense was $3.2 million for the three months ended March 31, 2022. No tax benefit was recognized related to stock-based compensation expense for the three months ended March 31, 2021.

Stock Options and SSARs

The expense related to stock options granted in the three months ended March 31, 2022 and 2021 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.85%	0.06%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	34.3%	36.0%
Fair value at date of grant	$6.29	$6.14

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2022:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2021	375,964	$23.16			3,478,438	$15.04
Granted	—	—			216,813	21.14
Exercised	(36,759)	21.77			(332,336)	12.62
Forfeited	—	—			(6,244)	20.60
Expired	(95,573)	21.77			—	—
Outstanding at March 31, 2022	243,632	$23.92	$—	0.9	3,356,671	$15.67	$19.7	3.3

Exercisable at March 31, 2022	243,632	$23.92	$—	0.9	2,773,567	$14.91	$18.4	2.7

There was no unrecognized compensation expense related to SSARs at March 31, 2022. At March 31, 2022, unrecognized compensation expense related to stock options not yet exercisable of $2.9 million is expected to be recognized over a weighted-average period of 1.8 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	1,778,639	$18.89
Granted	997,294	21.14
Vested (1)	(722,073)	17.98
Forfeited	(65,911)	19.50
Unvested at March 31, 2022	1,987,949	$20.28
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2022, $32.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.2 years.

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense for the expected achievement of performance conditions as appropriate. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2022 and 2021, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

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

For the awards granted in February 2019 (the “2019 PSUs”), the number of PSUs that may be earned and vest was originally based on the Company's revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award was based on the Company’s revenues and TSR relative to the component companies of the S&P Semiconductor Select Industry Index over three separate one-year performance periods to isolate the impact of the COVID-19 pandemic on the Company's fiscal 2020 performance. Each period was weighted equally, as the Company expected to face challenges related to the COVID-19 pandemic in fiscal 2021. Service conditions were not modified. The modification of the 2019 PSUs affected eight employees and resulted in total incremental compensation expense of $2.4 million, which was recognized over the remaining service period. Incremental compensation expense was subject to adjustment for the achievement of the performance condition based on fiscal 2021 revenues. In February 2022, the 2019 PSUs were converted from 227,812 PSUs to 150,811 shares of common stock based on achievement of the modified conditions.

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

The following table summarizes the Company's PSU activity for the three months ended March 31, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	766,466	$21.28
Granted	294,935	29.92
Vested (1)	(227,812)	18.44
Forfeited	—	—
Unvested at March 31, 2022	833,589	$25.12
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2022, $16.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.9 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net earnings	$18.1	$12.5

Basic:
Net earnings per share	$0.20	$0.14
Weighted-average shares outstanding	92.3	92.3

Diluted:
Net earnings per share	$0.19	$0.13
Weighted-average shares outstanding	94.3	95.0

The Company intended to settle the principal amount of the Notes in cash during all periods preceding settlement. The treasury stock method was used to calculate the dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three months ended March 31, 2022 and 2021, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.5 million and 1.8 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2022 and December 31, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues:
Audio	$145.7	$163.1
Precision Devices	55.7	37.9
Total revenues	$201.4	$201.0

Earnings before interest and income taxes:
Audio	$22.2	$30.4
Precision Devices	12.3	4.5
Total segments	34.5	34.9
Corporate expense / other	12.7	15.7
Interest expense, net	0.8	4.0
Earnings before income taxes	21.0	15.2
Provision for income taxes	2.9	2.7
Net earnings	$18.1	$12.5

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2022	December 31, 2021
Audio	$1,440.8	$1,467.1
Precision Devices	274.5	260.4
Corporate / eliminations	3.4	4.1
Total	$1,718.7	$1,731.6

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2022	2021
Asia	$128.9	$148.1
United States	40.9	31.5
Europe	28.1	19.2
Other Americas	1.5	1.2
Other	2.0	1.0
Total	$201.4	$201.0

Receivables, net from contracts with customers were $128.6 million and $137.7 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks related to the COVID-19 pandemic and governmental responses to it, including but not limited to, the impact on our supply chain, customer demand, and costs associated with our operations. Other risks and uncertainties include, but are not limited to:

o	unforeseen changes in MEMS microphone demand from our largest customers, in particular, two North American, a Korean, and Chinese original equipment manufacturer ("OEM") customers;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	difficulties or delays in and/or the Company's inability to realize expected cost synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

IMC Acquisition

On May 3, 2021, we acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $81.4 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisition to our Consolidated Financial Statements.

COVID-19 Update

The COVID-19 pandemic, particularly as it relates to the emergence of new variants of the virus, continues to have widespread, rapidly-evolving, and unpredictable impacts in the U.S. and international markets. Many countries have continued applying containment and mitigation measures, resulting in global business disruption. These measures have impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

The resurgence of COVID-19 in China and the related lockdowns has had, and may continue to have, an impact on various aspects of our business. During the first quarter of 2022, demand for some of our products, particularly in our MEMS Microphones product line, was negatively impacted. While we did not experience a similar impact on demand with respect to our hearing health products or in our PD segment, new or prolonged lockdowns may result in an adverse impact on demand across more of our product lines. In addition, while our facilities in China have generally remained operational during the resurgence, we may experience facility closures or increased employee absenteeism if there is continued spread of COVID-19 variants. We also continue to manage the ongoing impacts of the supply chain challenges that are impacting many industries, and have been exacerbated by the lockdowns in China, causing shipping and logistics challenges, and limiting component supplies.

The situation related to COVID-19 continues to be complex and dynamic. We cannot reasonably estimate the duration of the pandemic or fully ascertain its impact to our future results. As the COVID-19 pandemic evolves, we will continue to actively monitor developments and business conditions and may take actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, stockholders, and communities. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our financial results. For additional information regarding risks related to COVID-19, please see Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations for the Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Revenues	$201.4	$201.0

Gross profit	$83.3	$78.0
Non-GAAP gross profit	$83.8	$78.4

Earnings before interest and income taxes	$21.8	$19.2
Adjusted earnings before interest and income taxes	$39.4	$34.3

Provision for income taxes	$2.9	$2.7
Non-GAAP provision for income taxes	$5.0	$4.4

Net earnings	$18.1	$12.5
Non-GAAP net earnings	$33.6	$27.8

Diluted earnings per share	$0.19	$0.13
Non-GAAP diluted earnings per share	$0.35	$0.29

Revenues

Revenues for the first quarter of 2022 were $201.4 million, compared with $201.0 million for the first quarter of 2021, an increase of $0.4 million or 0.2%. PD revenues increased $17.8 million, primarily due to our acquisition of IMC and organic growth from the defense, industrial, medtech, and communications markets. Audio revenues decreased $17.4 million, primarily due to lower demand for MEMS microphones in the computing and mobile markets. The computing market demand was higher in the previous period driven by work-from-home and remote-learning trends. The decrease in mobile market revenue was driven by our shift away from commoditized products, weakening demand in China during the first quarter of 2022, and a challenging supply chain. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2022 was $118.1 million, compared with $123.0 million for the first quarter of 2021, a decrease of $4.9 million or 4.0%. This decrease was primarily due to favorable mix and product cost reductions, partially offset by lower factory capacity utilization and higher precious metal costs.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2022 was $83.3 million, compared with $78.0 million for the first quarter of 2021, an increase of $5.3 million or 6.8%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2022 was 41.4%, compared with 38.8% for the first quarter of 2021. The increases were primarily due to favorable mix and product cost reductions, partially offset by lower factory capacity utilization and higher precious metal costs.

Non-GAAP gross profit for the first quarter of 2022 was $83.8 million, compared with $78.4 million for the first quarter of 2021, an increase of $5.4 million or 6.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2022 was 41.6%, compared with 39.0% for the first quarter of 2021. The increases were primarily due to favorable mix and product cost reductions, partially offset by lower factory capacity utilization and higher precious metal costs.

Research and Development Expenses

Research and development expenses for the first quarter of 2022 were $23.1 million, compared with $23.3 million for the first quarter of 2021, a decrease of $0.2 million or 0.9%. Research and development expenses as a percentage of revenues for the first quarter of 2022 and 2021 were 11.5% and 11.6%, respectively. Our overall expenses have remained consistent, however we have rationalized our spending in our MEMS Microphones product line and reduced development activities in our Intelligent Audio product line, which were partially offset by increased development activities in our precision devices and hearing health product lines. Expenses as a percentage of revenues were consistent with the prior year as spending and revenues have remained consistent.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2022 were $32.3 million, compared with $36.2 million for the first quarter of 2021, a decrease of $3.9 million or 10.8%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2022 and 2021 were 16.0% and 18.0%, respectively. The decrease in expenses was primarily driven by stock-based compensation. For additional information on stock-based compensation, refer to Note 11. Equity Incentive Program to our Consolidated Financial Statements. Legal expenses were also lower due to reduced activity related to the protection of our intellectual property. These decreases were partially offset by the normal operational expenses related to our IMC acquisition. The decrease in expenses as a percentage of revenues was driven by our lower spending as revenues have remained consistent.

Restructuring Charges

During the first quarter of 2022, we restructured our MEMS Microphones product line, which is included within the Audio segment. This action resulted in the termination of a research and development project and a reduction in workforce. We recorded restructuring charges of $5.4 million related to this action. We may incur additional restructuring charges of up to $4 million during the remainder of the fiscal year for certain fixed assets of the terminated project, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects. In addition, we recorded restructuring charges of $1.2 million to rationalize the Intelligent Audio product line workforce, which is also included within the Audio segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

During the first quarter of 2021, we recorded restructuring charges of $0.2 million within Operating expenses related to a reduction in workforce.

Interest Expense, net

Interest expense for the first quarter of 2022 was $0.8 million, compared to $4.0 million for the first quarter of 2021, a decrease of $3.2 million. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the first quarter of 2022 was $0.5 million, compared with income of $0.9 million for the first quarter of 2021, a change of $0.4 million. The change is primarily due to the depreciation of our investment balances, partially offset by favorable impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the first quarter of 2022 and 2021 was a 13.8% provision (inclusive of discrete items totaling $1.0 million of benefit) and a 17.8% provision (inclusive of discrete items totaling $0.1 million of benefit), respectively. The discrete items impacting the first quarter of 2022 tax provision are primarily attributable to the stock-based compensation deduction. Absent the discrete items, the ETR for the first quarter of 2022 and 2021 was an 18.6% provision and an 18.4% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the first quarter of 2022 and 2021. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the first quarter of 2022 was a 13.0% provision, compared with a 13.7% provision for the first quarter of 2021. The change in the non-GAAP ETR was due to the mix of earnings and losses by taxing jurisdictions.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss as well as the favorable impact of our tax holidays in Malaysia and China. A significant portion of our pre-tax income is subject to a lower tax rate as a result of our Malaysian and Chinese tax holidays, subject to our annual satisfaction of certain conditions we expect to continue to satisfy through the holiday period. Our existing significant tax holiday in Malaysia will expire on December 31, 2026, while our tax holiday in China will expire on December 31, 2023. For additional information on these tax holidays, refer to Note 10. Income Taxes to our Consolidated Financial Statements.

Net Earnings

Net earnings for the first quarter of 2022 was $18.1 million, compared with earnings of $12.5 million for the first quarter of 2021, an increase of $5.6 million. As described above, the increase is primarily due to higher gross profit, lower stock-based compensation, and a decrease in interest expense, partially offset by higher restructuring charges.

Earnings and Adjusted Earnings Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") for the first quarter of 2022 was $21.8 million, compared with $19.2 million for the first quarter of 2021, an increase of $2.6 million. EBIT margin (EBIT as a percentage of revenues) for the first quarter of 2022 was 10.8%, compared with 9.6% for the first quarter of 2021. The increases in EBIT and EBIT margin were primarily due to higher gross profit margin and lower stock-based compensation, partially offset by higher restructuring charges.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the first quarter of 2022 was $39.4 million, compared with $34.3 million for the first quarter of 2021, an increase of $5.1 million. Adjusted EBIT margin (adjusted EBIT as a percentage of revenues) for the first quarter of 2022 was 19.6%, compared with 17.1% for the first quarter of 2021. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit margin.

Diluted Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.19 for the first quarter of 2022, compared with earnings of $0.13 for the first quarter of 2021, an increase of $0.06. As described above, the increase was primarily due to higher gross profit and lower stock-based compensation, partially offset by higher restructuring charges.

Non-GAAP diluted earnings per share was $0.35 for the first quarter of 2022, compared with earnings of $0.29 for the first quarter of 2021, an increase of $0.06. As described above, the increase was primarily due to higher non-GAAP gross profit.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Gross profit	$83.3	$78.0
Stock-based compensation expense	0.5	0.4
Non-GAAP gross profit	$83.8	$78.4

Net earnings	$18.1	$12.5
Interest expense, net	0.8	4.0
Provision for income taxes	2.9	2.7
Earnings before interest and income taxes	21.8	19.2
Stock-based compensation expense	7.6	11.1
Intangibles amortization expense	3.1	3.3
Restructuring charges	6.6	0.2
Other (2)	0.3	0.5
Adjusted earnings before interest and income taxes	$39.4	$34.3

Interest expense, net	$0.8	$4.0
Interest expense, net non-GAAP reconciling adjustments (3)	—	1.9
Non-GAAP interest expense	$0.8	$2.1

Provision for income taxes	$2.9	$2.7
Income tax effects of non-GAAP reconciling adjustments (4)	2.1	1.7
Non-GAAP provision for income taxes	$5.0	$4.4

Net earnings	$18.1	$12.5
Non-GAAP reconciling adjustments (5)	17.6	15.1
Interest expense, net non-GAAP reconciling adjustments (3)	—	1.9
Income tax effects of non-GAAP reconciling adjustments (4)	2.1	1.7
Non-GAAP net earnings	$33.6	$27.8

Diluted earnings per share	$0.19	$0.13
Earnings per share non-GAAP reconciling adjustment	0.16	0.16
Non-GAAP diluted earnings per share	$0.35	$0.29

Diluted average shares outstanding	94.3	95.0
Non-GAAP adjustment (6)	2.0	0.7
Non-GAAP diluted average shares outstanding (6)	96.3	95.7

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
(2)    Other expenses represent the ongoing net lease cost related to facilities not used in operations.
(3)    Under GAAP in effect for the Company through 2021, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion were required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflected the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we were required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due November 1, 2021 that were issued in a private placement in May 2016. The imputed interest rate for the convertible notes was 8.12%, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense was excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense was not indicative of its core, ongoing operating performance.
(4)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
(5)    The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings before interest and income taxes to Adjusted earnings before interest and income taxes.
(6)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. In addition, the Company entered into convertible note hedge transactions that expired upon maturity of the convertible notes to offset any potential dilution from the convertible notes. Although the anti-dilutive impact of the convertible note hedges was not reflected under GAAP, the Company included the anti-dilutive impact of the convertible note hedges in non-GAAP diluted average shares outstanding, if applicable.

Segment Results of Operations for the Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

The following is a summary of the results of operations of our two reportable segments: Audio and Precision Devices.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated earnings.

Audio

	Three Months Ended March 31,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$145.7		$163.1

Earnings before interest and income taxes	$22.2	15.2%	$30.4	18.6%
Stock-based compensation expense	2.6		3.1
Intangibles amortization expense	1.6		2.8
Restructuring charges	6.6		0.2
Other (1)	0.3		0.4
Adjusted earnings before interest and income taxes	$33.3	22.9%	$36.9	22.6%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

Revenues were $145.7 million for the first quarter of 2022, compared with $163.1 million for the first quarter of 2021, a decrease of $17.4 million or 10.7%. Revenues decreased primarily due to lower demand for MEMS microphones in the computing and mobile markets. The computing market demand was higher in the previous period driven by work-from-home and remote-learning trends. The decrease in mobile market revenue was driven by our shift away from commoditized products, weakening demand in China during the first quarter of 2022, and a challenging supply chain. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products.

Earnings and Adjusted Earnings Before Interest and Income Taxes

Audio EBIT was $22.2 million for the first quarter of 2022, compared with $30.4 million for the first quarter of 2021, a decrease of $8.2 million. EBIT margin for the first quarter of 2022 was 15.2%, compared to 18.6% for the first quarter of 2021. The decreases were primarily due to lower revenues and higher restructuring charges, partially offset by lower operating expenses, a reduction in legal expenses, lower amortization expense, and higher gross profit margin. The higher gross profit margin was driven by favorable mix and product cost reductions, partially offset by lower factory capacity utilization and lower average pricing on mature products.

Audio Adjusted EBIT was $33.3 million for the first quarter of 2022, compared with $36.9 million for the first quarter of 2021, a decrease of $3.6 million. Adjusted EBIT margin for the first quarter of 2022 was 22.9%, compared to 22.6% for the first quarter of 2021. The decreases were primarily due to lower revenues, partially offset by lower operating expenses, a reduction in legal expenses, and higher gross profit margin. The higher gross profit margin was driven by favorable mix and product cost reductions, partially offset by lower factory capacity utilization and lower average pricing on mature products.

Precision Devices

	Three Months Ended March 31,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$55.7		$37.9

Earnings before interest and income taxes	$12.3	22.1%	$4.5	11.9%
Stock-based compensation expense	0.7		0.8
Intangibles amortization expense	1.5		0.5
Adjusted earnings before interest and income taxes	$14.5	26.0%	$5.8	15.3%

Revenues

Revenues were $55.7 million for the first quarter of 2022, compared with $37.9 million for the first quarter of 2021, an increase of $17.8 million or 47.0%. Revenues increased primarily due to our acquisition of IMC and organic growth from the defense, industrial, medtech, and communications markets.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $12.3 million for the first quarter of 2022, compared with $4.5 million for the first quarter of 2021, an increase of $7.8 million. EBIT margin for the first quarter of 2022 was 22.1%, compared to 11.9% for the first quarter of 2021. The increases were primarily due to higher revenues, higher gross profit margin, and contributions from our acquisition of IMC, partially offset by an increase in intangible amortization. The gross profit margin increase was driven by favorable mix, product cost reductions, and an increase in average selling prices, partially offset by higher precious metal costs.

PD Adjusted EBIT was $14.5 million for the first quarter of 2022, compared with $5.8 million for the first quarter of 2021, an increase of $8.7 million. Adjusted EBIT margin for the first quarter of 2022 was 26.0%, compared with 15.3% for the first quarter of 2021. The increases were primarily due to higher revenues, higher gross profit margin, and contributions from our acquisition of IMC. The gross profit margin increase was driven by favorable mix, product cost reductions, and an increase in average selling prices, partially offset by higher precious metal costs.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $50.7 million and $68.9 million at March 31, 2022 and December 31, 2021, respectively. Of these amounts, cash held by our non-U.S. operations totaled $45.6 million and $64.9 million as of March 31, 2022 and December 31, 2021, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On May 3, 2021, we acquired all of the outstanding shares of common stock of IMC for $81.4 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisition to our Consolidated Financial Statements.

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"), which provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of March 31, 2022, outstanding borrowings under the New Credit Facility were $70.0 million. At any time during the term of the New Credit Facility, we will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2022, we repurchased 313,395 shares of common stock for a total of $6.8 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$0.8	$39.7
Investing activities	(6.8)	(7.0)
Financing activities	(12.0)	1.2
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)
Net (decrease) increase in cash and cash equivalents	$(18.2)	$33.8

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to the unfavorable changes in working capital. The unfavorable changes in working capital in 2022 were primarily driven by the timing of sales and cash collections, an increase in procurement activity to mitigate supply chain risks, and the timing of payments. In addition, incentive compensation payments were larger in 2022 when compared to 2021. These unfavorable changes in working capital were partially offset by an increase in net earnings in 2022 as compared to 2021.

Investing Activities

The cash used in investing activities during 2022 and 2021 was primarily driven by capital expenditures to support product innovation and cost savings.

In 2022, we expect capital expenditures to be in the range of 4% to 6% of revenues.

Financing Activities

Cash used in financing activities during 2022 was primarily related to the $6.8 million of repurchases of common stock and the $6.1 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $3.9 million from the exercise of options. Cash provided by financing activities during 2021 was primarily related to the proceeds of $8.4 million from the exercise of options, partially offset by the $6.6 million payment of taxes related to net share settlement of equity awards.

Contingent Obligations

We are involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. Legal contingencies are discussed in Note 13. Commitments and Contingent Liabilities to our Consolidated Financial Statements.

Critical Accounting Estimates

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 9, 2022. There are no material changes in our previously reported critical accounting estimates.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our exposure to market risk as of December 31, 2021, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Below is a summary of share repurchases for the three months ended March 31, 2022:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
January 2022	248,694	$21.78	248,694	$33.8
March 2022	64,701	$21.00	64,701	$32.5
Total Activity	313,395	$21.62	313,395

On April 28, 2022, the Company announced that its Board of Directors had increased the authorization under the share repurchase program by up to $150 million in additional aggregate value.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 28, 2022	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)