Form 10-Q
period 2022-06-30
Knowles Corp
filed 2022-08-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 91,640,697.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$188.0	$199.8	$389.4	$400.8
Cost of goods sold	110.3	116.1	228.4	239.1
Gross profit	77.7	83.7	161.0	161.7
Research and development expenses	21.3	24.6	44.4	47.9
Selling and administrative expenses	30.7	36.7	63.0	72.9
Impairment charges	239.8	—	239.8	—
Restructuring charges	0.5	0.1	7.1	0.3
Operating expenses	292.3	61.4	354.3	121.1
Operating (loss) earnings	(214.6)	22.3	(193.3)	40.6
Interest expense, net	0.8	4.1	1.6	8.1
Other expense (income), net	1.7	(0.6)	1.2	(1.5)
(Loss) earnings before income taxes and discontinued operations	(217.1)	18.8	(196.1)	34.0
Provision for income taxes	25.8	1.4	28.7	4.1
(Loss) earnings from continuing operations	(242.9)	17.4	(224.8)	29.9
Earnings from discontinued operations, net	—	0.2	—	0.2
Net (loss) earnings	$(242.9)	$17.6	$(224.8)	$30.1

(Loss) earnings per share from continuing operations:
Basic	$(2.64)	$0.19	$(2.44)	$0.32
Diluted	$(2.64)	$0.18	$(2.44)	$0.31

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	$—	$0.01	$—	$0.01

Net (loss) earnings per share:
Basic	$(2.64)	$0.19	$(2.44)	$0.33
Diluted	$(2.64)	$0.19	$(2.44)	$0.32

Weighted-average common shares outstanding:
Basic	92.0	92.5	92.2	92.4
Diluted	92.0	94.9	92.2	95.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) earnings	$(242.9)	$17.6	$(224.8)	$30.1

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(15.6)	0.9	(17.8)	(2.7)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	(0.1)	0.4	—	0.6
Net change in employee benefit plans	(0.1)	0.4	—	0.6

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(3.1)	0.5	(3.1)	(0.3)
Net losses (gains) reclassified into earnings	0.9	(0.5)	0.6	(1.5)
Total cash flow hedges	(2.2)	—	(2.5)	(1.8)

Other comprehensive (loss) earnings, net of tax	(17.9)	1.3	(20.3)	(3.9)

Comprehensive (loss) earnings	$(260.8)	$18.9	$(245.1)	$26.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$47.7	$68.9
Receivables, net of allowances of $0.2	127.8	146.6
Inventories, net	188.8	153.1
Prepaid and other current assets	14.4	11.7
Total current assets	378.7	380.3
Property, plant, and equipment, net	182.2	200.8
Goodwill	702.1	941.3
Intangible assets, net	91.2	97.3
Operating lease right-of-use assets	14.7	17.4
Other assets and deferred charges	89.5	94.5
Total assets	$1,458.4	$1,731.6

Current liabilities:
Accounts payable	$64.4	$90.9
Accrued compensation and employee benefits	24.5	42.8
Operating lease liabilities	9.9	11.4
Other accrued expenses	23.3	19.4
Federal and other taxes on income	27.0	1.7
Total current liabilities	149.1	166.2
Long-term debt	73.0	70.0
Deferred income taxes	0.5	0.6
Long-term operating lease liabilities	10.1	14.7
Other liabilities	22.1	20.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 96,254,641 and 91,990,963 shares issued and outstanding at June 30, 2022, respectively, and 95,112,778 and 91,894,980 shares issued and outstanding at December 31, 2021, respectively	1.0	1.0
Treasury stock - at cost; 4,263,678 and 3,217,798 shares at June 30, 2022 and December 31, 2021, respectively	(84.7)	(62.4)
Additional paid-in capital	1,650.9	1,639.4
Accumulated deficit	(242.9)	(18.1)
Accumulated other comprehensive loss	(120.7)	(100.4)
Total stockholders' equity	1,203.6	1,459.5
Total liabilities and stockholders' equity	$1,458.4	$1,731.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2022	96,018,208	$1.0	(3,327,578)	$(66.1)	$1,642.0	$—	$(102.8)	$1,474.1
Net loss	—	—	—	—	—	(242.9)	—	(242.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17.9)	(17.9)
Repurchase of common stock	—	—	(936,100)	(18.6)	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	7.2	—	—	7.2
Exercise of stock options	167,191	—	—	—	1.8	—	—	1.8
Restricted and performance stock unit settlement, net of tax	69,242	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2021	93,837,670	$0.9	(1,078,363)	$(16.2)	$1,600.7	$(156.0)	$(105.7)	$1,323.7
Net earnings	—	—	—	—	—	17.6	—	17.6
Other comprehensive earnings, net of tax	—	—	—	—	—	—	1.3	1.3
Repurchase of common stock	—	—	(1,011,124)	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	—	—	7.4	—	—	7.4
Exercise of stock options	124,180	—	—	—	2.1	—	—	2.1
Restricted stock unit settlement, net of tax	114,035	—	—	—	—	—	—	—
Balance at June 30, 2021	94,075,885	$0.9	(2,089,487)	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net loss	—	—	—	—	—	(224.8)	—	(224.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20.3)	(20.3)
Repurchase of common stock	—	—	(1,249,495)	(25.4)	—	—	—	(25.4)
Stock-based compensation expense	—	—	—	—	14.8	—	—	14.8
Exercise of stock options	499,527	—	—	—	6.0	—	—	6.0
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	642,336	—	—	—	(6.2)	—	—	(6.2)
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2020	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	—	—	30.1	—	30.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.9)	(3.9)
Repurchase of common stock	—	—	(1,011,124)	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	—	—	18.5	—	—	18.5
Exercise of stock options	649,044	—	—	—	10.5	—	—	10.5
Restricted and performance stock unit settlement, net of tax	736,929	—	—	—	(6.6)	—	—	(6.6)
Balance at June 30, 2021	94,075,885	$0.9	(2,089,487)	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net (loss) earnings	$(224.8)	$30.1
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	28.8	30.8
Stock-based compensation	14.8	18.5
Impairment charges	239.8	—
Non-cash interest expense and amortization of debt issuance costs	0.3	4.7
Gain on disposal of fixed assets	—	(0.1)
Deferred income taxes	2.1	(0.7)
Other, net	(3.9)	(1.2)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	18.0	17.5
Inventories, net	(40.2)	(30.0)
Prepaid and other current assets	(3.4)	(2.9)
Accounts payable	(24.1)	2.8
Accrued compensation and employee benefits	(17.6)	(0.9)
Other accrued expenses	3.0	0.3
Accrued taxes	25.0	(3.3)
Other non-current assets and non-current liabilities	2.6	(4.6)
Net cash provided by operating activities	20.4	61.0

Investing Activities
Acquisitions of business (net of cash acquired)	(0.7)	(78.6)
Capital expenditures	(13.9)	(16.0)
Purchase of investments	—	(3.5)
Proceeds from the sale of investments	—	0.4
Proceeds from the sale of property, plant, and equipment	—	0.4
Net cash used in investing activities	(14.6)	(97.3)

Financing Activities
Payments under revolving credit facility	(15.0)	—
Borrowings under revolving credit facility	18.0	—
Repurchase of common stock	(25.4)	(20.0)
Tax on restricted and performance stock unit vesting	(6.2)	(6.6)
Payments of finance lease obligations	(3.6)	(1.2)
Proceeds from exercise of stock options	6.0	10.5
Net cash used in financing activities	(26.2)	(17.3)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	—

Net decrease in cash and cash equivalents	(21.2)	(53.6)
Cash and cash equivalents at beginning of period	68.9	147.8
Cash and cash equivalents at end of period	$47.7	$94.2

Supplemental information - cash paid for:
Income taxes	$0.7	$8.4
Interest	$1.4	$3.6

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Management uses historical experience and all available information to make these estimates. The unaudited interim Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods.

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2022 and 2021, the Company repurchased 1,249,495 shares and 1,011,124 shares of common stock, respectively, for a total of $25.4 million and $20.0 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2022 and 2021 were $5.3 million and $1.5 million, respectively. These non-cash amounts are not reflected as Capital expenditures within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

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

3. Acquisition

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $81.4 million. During the first quarter of 2022, the Company recorded a purchase price adjustment of $0.7 million that was paid during the second quarter of 2022. The adjustment, which did not impact the Consolidated Statements of Earnings, resulted in an increase to goodwill of $0.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the Precision Devices ("PD") segment. Included in the Consolidated Statements of Earnings are IMC’s revenues and loss before income taxes of $1.4 million and $1.5 million, respectively, from the date of acquisition through June 30, 2021.

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

Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Earnings.

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$111.5	$89.6
Work in progress	35.4	33.6
Finished goods	79.2	66.7
Subtotal	226.1	189.9
Less reserves	(37.3)	(36.8)
Total	$188.8	$153.1

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2022	December 31, 2021
Land	$12.6	$12.9
Buildings and improvements	115.6	119.3
Machinery, equipment, and other	562.0	575.0
Subtotal	690.2	707.2
Less accumulated depreciation	(508.0)	(506.4)
Total	$182.2	$200.8

Depreciation expense totaled $11.0 million and $11.8 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense totaled $22.7 million and $23.6 million, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2022 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2021	$878.8	$62.5	$941.3
Impairment charges	(239.8)	—	(239.8)
Purchase price adjustment	—	0.7	0.7
Foreign currency translation	(0.1)	—	(0.1)
Balance at June 30, 2022	$638.9	$63.2	$702.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company tests goodwill for impairment at least annually as of October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Recoverability of goodwill is measured at the reporting unit level. The Company’s three reporting units are Mobile Consumer Electronics (“MCE”), Hearing Health Technologies, and Precision Devices. The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value.

During the second quarter of 2022, the Company identified a triggering event requiring an interim impairment assessment for the MCE reporting unit, which resulted in a goodwill impairment charge of $239.8 million. The triggering event occurred due to the identification of a rapid decline in current demand and a reduction in the expected future growth rate for global consumer electronics, which resulted in reductions to forecasted revenue and terminal growth rates and profit margins. The goodwill impairment charge is presented within Impairment charges in Operating expenses on the Consolidated Statements of Earnings. The Company had not incurred any previous goodwill impairment charges.

Fair value was estimated using a discounted cash flow model that included the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which were considered reasonable and inherent in the discounted cash flow analysis. The fair value estimate was based on known or knowable information at the assessment date. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income taxes, and the Company's weighted average cost of capital. The fair value measurements for reporting units are based on significant unobservable inputs, and thus represent Level 3 inputs.

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted growth rates or profit margins and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2022		December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.7	$2.0	$0.6
Customer relationships	36.4	8.1	36.4	5.9
Developed technology	45.4	16.7	45.4	13.2
Other	2.4	1.5	2.4	1.2
Total	86.2	27.0	86.2	20.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$91.2		$97.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amortization expense totaled $3.0 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $6.1 million and $7.2 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2022	$6.1
2023	11.6
2024	11.6
2025	11.2
2026	5.3

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through headcount reductions, targeted facility consolidations, and other measures to further optimize operations and align resources with growth opportunities.

During the six months ended June 30, 2022, the Company restructured its MEMS Microphones product line, which is included within the Audio segment. This action resulted in the termination of a research and development project and a reduction in workforce. During the six months ended June 30, 2022, the Company recorded restructuring charges of $5.4 million related to this action, including $4.2 million in contract termination costs and $1.2 million in severance pay and benefits. The Company may incur additional restructuring charges of up to $4 million during the remainder of the fiscal year for certain fixed assets of the terminated project, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects.

In addition, during the six months ended June 30, 2022, the Company recorded restructuring charges of $1.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the Audio segment, and $0.5 million for other costs.

No restructuring charges were recorded within Gross profit for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company recorded total restructuring charges within Operating expenses of $0.5 million and $7.1 million, respectively, primarily for contract termination costs and severance pay and benefits associated with the MEMS Microphones product line and other actions to rationalize the Intelligent Audio product line workforce.

No restructuring charges were recorded within Gross profit for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recorded restructuring charges within Operating expenses of $0.1 million and $0.3 million, respectively.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Audio	$—	$0.1	$6.6	$0.3
Precision Devices	—	—	—	—
Corporate	0.5	—	0.5	—
Total	$0.5	$0.1	$7.1	$0.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2021	$0.4	$—	$0.4
Restructuring charges	2.5	4.6	7.1
Payments	(2.6)	—	(2.6)
Balance at June 30, 2022	$0.3	$4.6	$4.9

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Other accrued expenses	$4.9	$0.4
Total	$4.9	$0.4

8. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2022	December 31, 2021
Revolving credit facility	$73.0	$70.0
Less current maturities (1)	—	—
Total long-term debt	$73.0	$70.0
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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At June 30, 2022, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 2.18% for the six months ended June 30, 2022. There were no borrowings outstanding under the New Credit Facility during the six months ended June 30, 2021. The weighted-average commitment fee on the revolving lines of credit was 0.23% and 0.26% for the six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2021	June 30, 2021
3.25% coupon	$1.4	$2.8
Amortization of debt issuance costs	0.2	0.5
Amortization of debt discount	2.0	3.9
Total	$3.6	$7.2

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(15.6)	$—	$(15.6)	$0.9	$—	$0.9
Employee benefit plans	0.1	(0.2)	(0.1)	0.2	0.2	0.4
Changes in fair value of cash flow hedges	(2.5)	0.3	(2.2)	0.1	(0.1)	—
Total other comprehensive (loss) earnings	$(18.0)	$0.1	$(17.9)	$1.2	$0.1	$1.3

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(17.8)	$—	$(17.8)	$(2.7)	$—	$(2.7)
Employee benefit plans	0.3	(0.3)	—	0.4	0.2	0.6
Changes in fair value of cash flow hedges	(2.8)	0.3	(2.5)	(1.8)	—	(1.8)
Total other comprehensive loss	$(20.3)	$—	$(20.3)	$(4.1)	$0.2	$(3.9)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2022 and 2021:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive loss, net of tax	(2.5)	—	(17.8)	(20.3)
Balance at June 30, 2022	$(2.2)	$(17.1)	$(101.4)	$(120.7)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.8)	0.6	(2.7)	(3.9)
Balance at June 30, 2021	$(0.2)	$(21.5)	$(82.7)	$(104.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.1	$0.2
Tax	Provision for income taxes	(0.2)	0.2
Net of tax		$(0.1)	$0.4

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$1.0	$(0.6)
Tax	Provision for income taxes	(0.1)	0.1
Net of tax		$0.9	$(0.5)

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.3	$0.4
Tax	Provision for income taxes	(0.3)	0.2
Net of tax		$—	$0.6

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$0.7	$(1.9)
Tax	Provision for income taxes	(0.1)	0.4
Net of tax		$0.6	$(1.5)

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2022 was an 11.9% provision (inclusive of discrete items totaling $0.6 million of benefit) and a 14.6% provision (inclusive of discrete items totaling $1.6 million of benefit), respectively. The provision for the three and six months ended June 30, 2022 is the result of estimated tax expense for the year in relation to the estimated pre-tax loss for the year, which when applied to the pre-tax loss results in tax expense. The discrete items impacting the tax provision for the three and six months ended June 30, 2022 were primarily attributable to the stock-based compensation deduction. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2022 was a 12.2% provision and a 15.5% provision, respectively. During the three and six months ended June 30, 2021, the ETR from continuing operations was a 7.4% provision (inclusive of discrete items totaling $1.2 million of benefit) and a 12.1% provision (inclusive of discrete items totaling $1.3 million of benefit), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2021 were primarily attributable to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2021 was a 13.8% provision and a 15.9% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the three and six months ended June 30, 2022 and 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia and China. The Company secured the Chinese tax holiday in the first quarter of 2022. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations benefit of the tax holidays in Malaysia and China for the three and six months ended June 30, 2022 was approximately $2.4 million and $5.0 million, respectively, or $0.03 and $0.05 on a basic per share basis. The continuing operations benefit of these incentives for the three and six months ended June 30, 2021 was approximately $3.0 million and $5.4 million, respectively, or $0.03 and $0.06 on a basic per share basis. The Company's existing significant tax holiday in Malaysia will expire on December 31, 2026, while the tax holiday in China will expire on December 31, 2023.

11. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.2 million and $7.4 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, stock-based compensation expense was $14.8 million and $18.5 million, respectively. The tax benefit recognized related to stock-based compensation expense was $0.8 million and $4.0 million for the three and six months ended June 30, 2022, respectively. No tax benefit was recognized related to stock-based compensation expense for the three and six months ended June 30, 2021.

Stock Options and SSARs

The expense related to stock options granted in the six months ended June 30, 2022 and 2021 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.85%	0.06%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	34.3%	36.0%
Fair value at date of grant	$6.29	$6.14	to	$6.31

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2022:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2021	375,964	$23.16			3,478,438	$15.04
Granted	—	—			216,813	21.14
Exercised	(36,759)	21.77			(499,527)	12.12
Forfeited	—	—			(16,278)	20.80
Expired	(95,573)	21.77			—	—
Outstanding at June 30, 2022	243,632	$23.92	$—	0.6	3,179,446	$15.89	$6.8	3.1

Exercisable at June 30, 2022	243,632	$23.92	$—	0.6	2,616,639	$15.16	$6.6	2.6

There was no unrecognized compensation expense related to SSARs at June 30, 2022. At June 30, 2022, unrecognized compensation expense related to stock options not yet exercisable of $2.4 million is expected to be recognized over a weighted-average period of 1.6 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	1,778,639	$18.89
Granted	1,119,538	20.85
Vested (1)	(795,101)	18.17
Forfeited	(132,386)	19.93
Unvested at June 30, 2022	1,970,690	$20.18
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2022, $29.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	766,466	$21.28
Granted	294,935	29.92
Vested (1)	(227,812)	18.44
Forfeited	—	—
Unvested at June 30, 2022	833,589	$25.12
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2022, $14.2 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.6 years.

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
(Loss) earnings from continuing operations	$(242.9)	$17.4	$(224.8)	$29.9
Earnings from discontinued operations, net	—	0.2	—	0.2
Net (loss) earnings	$(242.9)	$17.6	$(224.8)	$30.1

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(2.64)	$0.19	$(2.44)	$0.32
Earnings from discontinued operations, net	—	—	—	0.01
Net (loss) earnings	$(2.64)	$0.19	$(2.44)	$0.33

Weighted-average shares outstanding	92.0	92.5	92.2	92.4

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(2.64)	$0.18	$(2.44)	$0.31
Earnings from discontinued operations, net	—	0.01	—	0.01
Net (loss) earnings	$(2.64)	$0.19	$(2.44)	$0.32

Weighted-average shares outstanding	92.0	94.9	92.2	95.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company intended to settle the principal amount of the Notes in cash during all periods preceding settlement. The treasury stock method was used to calculate the dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and six months ended June 30, 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.0 million and 2.0 million, respectively. For the three and six months ended June 30, 2021, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.6 million and 1.4 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2022 and December 31, 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues:
Audio	$128.5	$149.8	$274.2	$312.9
Precision Devices	59.5	50.0	115.2	87.9
Total revenues	$188.0	$199.8	$389.4	$400.8

(Loss) earnings from continuing operations before interest and income taxes:
Audio	$(216.2)	$28.0	$(194.0)	$58.4
Precision Devices	11.0	9.8	23.3	14.3
Total segments	(205.2)	37.8	(170.7)	72.7
Corporate expense / other	11.1	14.9	23.8	30.6
Interest expense, net	0.8	4.1	1.6	8.1
(Loss) earnings before income taxes and discontinued operations	(217.1)	18.8	(196.1)	34.0
Provision for income taxes	25.8	1.4	28.7	4.1
(Loss) earnings from continuing operations	$(242.9)	$17.4	$(224.8)	$29.9

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2022	December 31, 2021
Audio	$1,176.4	$1,467.1
Precision Devices	279.2	260.4
Corporate / eliminations	2.8	4.1
Total	$1,458.4	$1,731.6

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Asia	$113.0	$140.5	$241.9	$288.6
United States	44.7	35.6	85.6	67.1
Europe	27.6	21.6	55.7	40.8
Other Americas	1.1	1.1	2.6	2.3
Other	1.6	1.0	3.6	2.0
Total	$188.0	$199.8	$389.4	$400.8

Receivables, net from contracts with customers were $118.6 million and $137.7 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, our total remaining performance obligations were immaterial.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Subsequent Events

On July 28, 2022, the Company committed to a restructuring program within its Audio segment designed to right size manufacturing capacity and operating expenses in the MEMS Microphones product line. This action was taken in light of the current decline in demand and the reduction in the expected future growth rate for global consumer electronics. In addition, this restructuring program furthers the Company’s previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. Estimated restructuring charges of $35-$45 million relate to settlement of supplier obligations of $19-$22 million and severance pay and benefits of $4-$6 million, which are expected to be in cash, and non-cash fixed asset write-offs of $12-$17 million. This restructuring program is expected to yield $25-$30 million of annual savings. The restructuring program is expected to be completed in the fourth quarter of 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections, including statements related to the expected impact of our restructuring program and estimates of timing and amounts of restructuring charges. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks relating to the timing and execution of the restructuring program, and risks related to the COVID-19 pandemic and governmental responses to it, including but not limited to, the impact on our supply chain, customer demand, and costs associated with our operations. Other risks and uncertainties include, but are not limited to:

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

COVID-19 Update

The COVID-19 pandemic, particularly as it relates to the emergence of new variants of the virus, continues to have widespread, rapidly-evolving, and unpredictable impacts in the U.S. and international markets. Some countries have continued applying significant containment and mitigation measures, resulting in global business disruption. These measures have impacted our business operations, results of operations, customer demand, and the productivity of our facilities, particularly in China, Malaysia, and the Philippines.

The resurgence of COVID-19 in China and the related lockdowns have had, and may continue to have, an impact on various aspects of our business. During the second quarter of 2022, demand for some of our products, particularly in our MEMS Microphones product line, continued to be negatively impacted. While we have not experienced a similar impact on demand with respect to our hearing health products or in our PD segment, new or prolonged lockdowns may result in an adverse impact on demand across more of our product lines. In addition, while our facilities in China have generally remained operational during the resurgence, we may experience facility closures or increased employee absenteeism if there is continued spread of COVID-19 variants. We also continue to manage the ongoing impacts of the supply chain challenges that are impacting many industries, and have been exacerbated by the lockdowns in China, causing shipping and logistics challenges, and limiting component supplies.

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

Results of Operations for the Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

	Three Months Ended June 30,
(in millions, except per share amounts)	2022	2021
Revenues	$188.0	$199.8

Gross profit	$77.7	$83.7
Non-GAAP gross profit	$78.1	$84.8

(Loss) earnings from continuing operations before interest and income taxes	$(216.3)	$22.9
Adjusted earnings from continuing operations before interest and income taxes	$37.6	$35.8

Provision for income taxes	$25.8	$1.4
Non-GAAP provision for income taxes	$5.1	$3.6

(Loss) earnings from continuing operations	$(242.9)	$17.4
Non-GAAP net earnings	$31.7	$30.1

Diluted (loss) earnings per share from continuing operations	$(2.64)	$0.18
Non-GAAP diluted earnings per share	$0.33	$0.31

Revenues

Revenues for the second quarter of 2022 were $188.0 million, compared with $199.8 million for the second quarter of 2021, a decrease of $11.8 million or 5.9%. Audio revenues decreased $21.3 million, primarily due to lower demand for MEMS microphones in the mobile, IoT, and computing markets. The decreases in these markets were primarily driven by lower global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $9.5 million, primarily due to organic growth from the defense, medtech, industrial, and communications markets.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2022 was $110.3 million, compared with $116.1 million for the second quarter of 2021, a decrease of $5.8 million or 5.0%. This decrease was primarily due to lower shipping volumes and product cost reductions, partially offset by lower factory capacity utilization and unfavorable mix in our MEMS microphone business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2022 was $77.7 million, compared with $83.7 million for the second quarter of 2021, a decrease of $6.0 million or 7.2%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2022 was 41.3%, compared with 41.9% for the second quarter of 2021. The decreases were primarily due to lower factory capacity utilization in our MEMS microphone business, lower shipping volumes, unfavorable mix in our MEMS microphone business, and lower average pricing on mature products, partially offset by product cost reductions.

Non-GAAP gross profit for the second quarter of 2022 was $78.1 million, compared with $84.8 million for the second quarter of 2021, a decrease of $6.7 million or 7.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2022 was 41.5%, compared with 42.4% for the second quarter of 2021. The decreases were primarily due to lower factory capacity utilization in our MEMS microphone business, lower shipping volumes, unfavorable mix in our MEMS microphone business, and lower average pricing on mature products, partially offset by product cost reductions.

Research and Development Expenses

Research and development expenses for the second quarter of 2022 were $21.3 million, compared with $24.6 million for the second quarter of 2021, a decrease of $3.3 million or 13.4%. Research and development expenses as a percentage of revenues for the second quarter of 2022 and 2021 were 11.3% and 12.3%, respectively. The decrease in expenses was primarily driven by lower incentive compensation costs, reduced spending in our MEMS Microphones product line, and reduced development activities in our Intelligent Audio product line, partially offset by increased development activities in our precision devices product line. The decrease in expenses as a percentage of revenues was driven by our lower spending.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2022 were $30.7 million, compared with $36.7 million for the second quarter of 2021, a decrease of $6.0 million or 16.3%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2022 and 2021 were 16.3% and 18.4%, respectively. The decrease in expenses was primarily driven by lower incentive compensation costs and reduced legal expenses related to the protection of our intellectual property. The decrease in expenses as a percentage of revenues was driven by our lower spending.

Impairment Charges

Impairment charges for the second quarter of 2022 were $239.8 million related to a goodwill impairment charge for the Mobile Consumer Electronics ("MCE") reporting unit. No impairment charges were recorded during the second quarter of 2021. For additional information related to these impairment charges, refer to Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2022, we recorded restructuring charges of $0.5 million within Operating expenses. During the second quarter of 2021, we recorded restructuring charges of $0.1 million within Operating expenses related to a reduction in workforce plan.

During the third quarter of 2022, we committed to a restructuring program within our Audio segment designed to right size manufacturing capacity and operating expenses in the MEMS Microphones product line. For additional information related to this restructuring program, refer to Note 15. Subsequent Events to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the second quarter of 2022 was $0.8 million, compared to $4.1 million for the second quarter of 2021, a decrease of $3.3 million. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the second quarter of 2022 was $1.7 million, compared with income of $0.6 million for the second quarter of 2021, a change of $2.3 million. The change is primarily due to an adjustment to pre-spin-off pension obligations, partially offset by favorable impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2022 and 2021 was an 11.9% provision (inclusive of discrete items totaling $0.6 million of benefit primarily related to the stock-based compensation deduction) and a 7.4% provision (inclusive of discrete items totaling $1.2 million of benefit primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes), respectively. Absent the discrete items, the ETR from continuing operations for the second quarter of 2022 and 2021 was a 12.2% provision and a 13.8% provision, respectively. The provision for the second quarter of 2022 is the result of estimated tax expense for the year in relation to the estimated pre-tax loss for the year, which when applied to the pre-tax loss results in tax expense. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the second quarter of 2022 and 2021. The change in the ETR from continuing operations was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the second quarter of 2022 was a 13.9% provision, compared with a 10.7% provision for the second quarter of 2021. The non-GAAP ETR from continuing operations for the second quarter of 2022 was impacted by a net discrete benefit totaling $0.4 million, compared to a benefit totaling $0.9 million for the second quarter of 2021, primarily related to the impact of enacted tax rate changes. Absent the discrete items, the non-GAAP ETR from continuing operations for the second quarter of 2022 was a 14.9% provision, compared to a 13.4% provision for the second quarter of 2021. The change in the non-GAAP ETR from continuing operations was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the second quarter of 2022 was $242.9 million, compared with earnings of $17.4 million for the second quarter of 2021, a decrease of $260.3 million. As described above, the decrease is primarily due to impairment charges, an increase in income tax expense, and lower gross profit, partially offset by lower operating expenses and reduced interest costs.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the second quarter of 2022 was $216.3 million, compared with earnings of $22.9 million for the second quarter of 2021, a decrease of $239.2 million. The decrease is primarily due to impairment charges and lower gross profit, partially offset by lower operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the second quarter of 2022 was $37.6 million, compared with earnings of $35.8 million for the second quarter of 2021, an increase of $1.8 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the second quarter of 2022 was 20.0%, compared with 17.9% for the second quarter of 2021. The increase in Adjusted EBIT and Adjusted EBIT margin were primarily due to lower non-GAAP operating expenses, partially offset by lower non-GAAP gross profit margin.

Earnings from Discontinued Operations, net

There was no activity during 2022. We recorded a tax benefit of $0.2 million during 2021, related to the Speaker and Receiver Product Line.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted loss per share from continuing operations was $2.64 for the second quarter of 2022, compared with earnings of $0.18 for the second quarter of 2021, a decrease of $2.82. As described above, the decrease is primarily due to impairment charges and lower gross profit, partially offset by lower operating expenses, and reduced interest costs.

Non-GAAP diluted earnings per share was $0.33 for the second quarter of 2022, compared with earnings of $0.31 for the second quarter of 2021, an increase of $0.02. As described above, the increase was primarily due to lower non-GAAP operating expenses and reduced interest costs, partially offset by lower non-GAAP gross profit margin.

Results of Operations for the Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

	Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021
Revenues	$389.4	$400.8

Gross profit	$161.0	$161.7
Non-GAAP gross profit	$161.9	$163.2

(Loss) earnings from continuing operations before interest and income taxes	$(194.5)	$42.1
Adjusted earnings from continuing operations before interest and income taxes	$77.0	$70.1

Provision for income taxes	$28.7	$4.1
Non-GAAP provision for income taxes	$10.1	$8.0

(Loss) earnings from continuing operations	$(224.8)	$29.9
Non-GAAP net earnings	$65.3	$57.9

Diluted (loss) earnings per share from continuing operations	$(2.44)	$0.31
Non-GAAP diluted earnings per share	$0.68	$0.60

Revenues

Revenues for the six months ended June 30, 2022 were $389.4 million, compared with $400.8 million for the six months ended June 30, 2021, a decrease of $11.4 million or 2.8%. Audio revenues decreased $38.7 million, primarily due to lower demand for MEMS microphones in the computing, mobile, and IoT markets. The decreases in these markets were primarily driven by lower global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $27.3 million, primarily due to our organic growth from the defense, industrial, medtech, and communications markets, along with our acquisition of IMC.

Cost of Goods Sold

COGS for the six months ended June 30, 2022 was $228.4 million, compared with $239.1 million for the six months ended June 30, 2021, a decrease of $10.7 million or 0.4%. This decrease was primarily due to product cost reductions, lower shipping volumes, and favorable mix, partially offset by lower factory capacity utilization in our MEMS microphone business.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2022 was $161.0 million, compared with $161.7 million for the six months ended June 30, 2021, a decrease of $0.7 million or 0.4%. Gross profit margin for the six months ended June 30, 2022 was 41.3%, compared with 40.3% for the six months ended June 30, 2021. Gross profit was flat. The increase in gross profit margin was primarily due to product cost reductions and favorable mix, partially offset by lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, and higher precious metal costs.

Non-GAAP gross profit for the six months ended June 30, 2022 was $161.9 million, compared with $163.2 million for the six months ended June 30, 2021, a decrease of $1.3 million or 0.8%. Non-GAAP gross profit margin for the six months ended June 30, 2022 was 41.6%, compared with 40.7% for the six months ended June 30, 2021. Non-GAAP gross profit was flat. The increase in non-GAAP gross profit margin was primarily due to product cost reductions and favorable mix, partially offset by lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, and higher precious metal costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $44.4 million, compared with $47.9 million for the six months ended June 30, 2021, a decrease of $3.5 million or 7.3%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2022 and 2021 were 11.4% and 12.0%, respectively. The decrease in expenses was primarily driven by lower incentive compensation costs, reduced spending in our MEMS Microphones product line, and reduced development activities in our Intelligent Audio product line, partially offset by increased development activities in our precision devices product line. The decrease in expenses as a percentage of revenues were driven by our lower spending.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2022 were $63.0 million, compared with $72.9 million for the six months ended June 30, 2021, a decrease of $9.9 million or 13.6%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2022 and 2021 were 16.2% and 18.2%, respectively. The decrease in expenses was primarily driven by stock-based compensation, lower incentive compensation costs, and reduced legal expenses related to the protection of our intellectual property. For additional information on stock-based compensation, refer to Note 11. Equity Incentive Program to our Consolidated Financial Statements. These decreases were partially offset by the normal operational expenses related to our IMC acquisition. The decrease in expenses as a percentage of revenues was driven by our lower spending.

Impairment Charges

Impairment charges for the six months ended June 30, 2022 were $239.8 million related to a goodwill impairment charge for the MCE reporting unit. No impairment charges were recorded for the six months ended June 30, 2021. For additional information related to these impairment charges, refer to Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2022, we restructured our MEMS Microphones product line, which is included within the Audio segment. This action resulted in the termination of a research and development project and a reduction in workforce. We recorded restructuring charges of $5.4 million related to this action and $0.5 million for other costs. We may incur additional restructuring charges of up to $4 million during the remainder of the fiscal year for certain fixed assets of the terminated project, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects. In addition, we recorded restructuring charges of $1.2 million to rationalize the Intelligent Audio product line workforce, which is also included within the Audio segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements. During the six months ended June 30, 2021, we recorded restructuring charges of $0.3 million within Operating expenses related to a reduction in workforce.

During the third quarter of 2022, we committed to a restructuring program within our Audio segment designed to right size manufacturing capacity and operating expenses in the MEMS Microphones product line. For additional information related to this restructuring program, refer to Note 15. Subsequent Events to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the six months ended June 30, 2022 was $1.6 million, compared to $8.1 million for the six months ended June 30, 2021, a decrease of $6.5 million. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the six months ended June 30, 2022 was $1.2 million, compared with income of $1.5 million for the six months ended June 30, 2021, a change of $2.7 million. The change is primarily due to an adjustment to pre-spin-off pension obligations, partially offset by favorable impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the six months ended June 30, 2022 and 2021 was a 14.6% provision (inclusive of discrete items totaling $1.6 million of benefit primarily related to the stock-based compensation deduction) and a 12.1% provision (inclusive of discrete items totaling $1.3 million of benefit primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes), respectively. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2022 and 2021 was a 15.5% provision and a 15.9% provision, respectively. The provision for the six months ended June 30, 2022 is the result of estimated tax expense for the year in relation to the estimated pre-tax loss for the year, which when applied to the pre-tax loss results in tax expense. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the six months ended June 30, 2022 and 2021. The change in the ETR from continuing operations was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2022 was a 13.4% provision, compared with a 12.1% provision for the six months ended June 30, 2021. The non-GAAP ETR from continuing operations for the six months ended June 30, 2022 was impacted by a net discrete benefit totaling $0.4 million. The non-GAAP ETR from continuing operations for the six months ended June 30, 2021 was impacted by a net discrete benefit totaling $1.0 million, primarily related to an increase in foreign deferred tax assets due to enacted tax rate changes. Absent the discrete items, the non-GAAP ETR from continuing operations for the six months ended June 30, 2022 was a 13.9% provision, compared to a 13.7% provision for the six months ended June 30, 2021.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the six months ended June 30, 2022 was $224.8 million, compared with earnings of $29.9 million for the six months ended June 30, 2021, a decrease of $254.7 million. As described above, the decrease is primarily due to impairment charges and an increase in income tax expense, partially offset by lower operating expenses and reduced interest costs.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the six months ended June 30, 2022 was $194.5 million, compared with earnings of $42.1 million for the six months ended June 30, 2021, a decrease of $236.6 million. The decrease was primarily due to impairment charges, partially offset by lower operating expenses.

Adjusted EBIT for the six months ended June 30, 2022 was $77.0 million, compared with $70.1 million for the six months ended June 30, 2021, an increase of $6.9 million. Adjusted EBIT margin for the six months ended June 30, 2022 was 19.8%, compared with 17.5% for the six months ended June 30, 2021. The increase in Adjusted EBIT and Adjusted EBIT margin was primarily due to lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no activity during 2022. We recorded a tax benefit of $0.2 million during 2021 related to the Speaker and Receiver Product Line.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted loss per share from continuing operations was $2.44 for the six months ended June 30, 2022, compared with earnings of $0.31 for the six months ended June 30, 2021, a decrease of $2.75. As described above, the decrease is primarily due to impairment charges and an increase in income tax expense, partially offset by lower operating expenses and reduced interest costs.

Non-GAAP diluted earnings per share from continuing operations was $0.68 for the six months ended June 30, 2022, compared with earnings of $0.60 for the six months ended June 30, 2021, an increase of $0.08. As described above, the increase was primarily due to lower non-GAAP operating expenses and reduced non-GAAP interest costs, partially offset by an increase in non-GAAP income tax expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Gross profit	$77.7	$83.7	$161.0	$161.7
Stock-based compensation expense	0.4	0.4	0.9	0.8
Other (2)	—	0.7	—	0.7
Non-GAAP gross profit	$78.1	$84.8	$161.9	$163.2

(Loss) earnings from continuing operations	$(242.9)	$17.4	$(224.8)	$29.9
Interest expense, net	0.8	4.1	1.6	8.1
Provision for income taxes	25.8	1.4	28.7	4.1
(Loss) earnings from continuing operations before interest and income taxes	(216.3)	22.9	(194.5)	42.1
Stock-based compensation expense	7.2	7.4	14.8	18.5
Intangibles amortization expense	3.0	3.9	6.1	7.2
Impairment charges	239.8	—	239.8	—
Restructuring charges	0.5	0.1	7.1	0.3
Other (2)	3.4	1.5	3.7	2.0
Adjusted earnings from continuing operations before interest and income taxes	$37.6	$35.8	$77.0	$70.1

Interest expense, net	$0.8	$4.1	$1.6	$8.1
Interest expense, net non-GAAP reconciling adjustments (3)	—	2.0	—	3.9
Non-GAAP interest expense	$0.8	$2.1	$1.6	$4.2

Provision for income taxes	$25.8	$1.4	$28.7	$4.1
Income tax effects of non-GAAP reconciling adjustments (4)	(20.7)	2.2	(18.6)	3.9
Non-GAAP provision for income taxes	$5.1	$3.6	$10.1	$8.0

(Loss) earnings from continuing operations	$(242.9)	$17.4	$(224.8)	$29.9
Non-GAAP reconciling adjustments (5)	253.9	12.9	271.5	28.0
Interest expense, net non-GAAP reconciling adjustments (3)	—	2.0	—	3.9
Income tax effects of non-GAAP reconciling adjustments (4)	(20.7)	2.2	(18.6)	3.9
Non-GAAP net earnings	$31.7	$30.1	$65.3	$57.9

Diluted (loss) earnings per share from continuing operations	$(2.64)	$0.18	$(2.44)	$0.31
Earnings per share non-GAAP reconciling adjustment	2.97	0.13	3.12	0.29
Non-GAAP diluted earnings per share	$0.33	$0.31	$0.68	$0.60

Diluted average shares outstanding	92.0	94.9	92.2	95.0
Non-GAAP adjustment (6)	3.4	1.1	3.6	0.8
Non-GAAP diluted average shares outstanding (6)	95.4	96.0	95.8	95.8

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
(2)    In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in Other expense (income), net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations. In 2021, Other expenses represent the ongoing net lease cost related to facilities not used in operations and expenses related to the acquisition of IMC by the PD segment.
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

Segment Results of Operations for the Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

The following is a summary of the results of operations of our two reportable segments: Audio and Precision Devices.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment (loss) earnings from continuing operations before interest and income taxes to our consolidated (loss) earnings from continuing operations.

Audio

	Three Months Ended June 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$128.5		$149.8

(Loss) earnings from continuing operations before interest and income taxes	$(216.2)	(168.2)%	$28.0	18.7%
Stock-based compensation expense	2.3		2.6
Intangibles amortization expense	1.6		2.6
Impairment charges	239.8		—
Restructuring charges	—		0.1
Other (1)	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$27.5	21.4%	$33.8	22.6%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

Revenues were $128.5 million for the second quarter of 2022, compared with $149.8 million for the second quarter of 2021, a decrease of $21.3 million or 14.2%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, IoT, and computing markets. The decreases in these markets were primarily driven by lower global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio loss before interest and income taxes from continuing operations was $216.2 million for the second quarter of 2022, compared with earnings of $28.0 million for the second quarter of 2021, a decrease of $244.2 million. The decrease was primarily due to the goodwill impairment, lower revenues, and lower gross profit margin, partially offset by lower operating expenses, a reduction in legal expenses, and lower amortization expense. The lower gross profit margin was driven by lower factory capacity utilization and unfavorable mix in our MEMS microphone business. In addition, gross profit margins were impacted by lower average pricing on mature products, partially offset by product cost reductions.

Audio Adjusted EBIT was $27.5 million for the second quarter of 2022, compared with $33.8 million for the second quarter of 2021, a decrease of $6.3 million. Adjusted EBIT margin for the second quarter of 2022 was 21.4%, compared to 22.6% for the second quarter of 2021. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses and a reduction in legal expenses. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization and unfavorable mix in our MEMS microphone business. In addition, non-GAAP gross profit margins were impacted by lower average pricing on mature products, partially offset by product cost reductions.

Precision Devices

	Three Months Ended June 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$59.5		$50.0

Earnings from continuing operations before interest and income taxes	$11.0	18.5%	$9.8	19.6%
Stock-based compensation expense	0.7		0.6
Intangibles amortization expense	1.4		1.3
Other (1)	3.4		0.7
Adjusted earnings from continuing operations before interest and income taxes	$16.5	27.7%	$12.4	24.8%

(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations. 2021 expenses relate to the acquisition of IMC.

Revenues

Revenues were $59.5 million for the second quarter of 2022, compared with $50.0 million for the second quarter of 2021, an increase of $9.5 million or 19.0%. Revenues increased primarily due to organic growth from the defense, medtech, industrial, and communications markets.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD Earnings before interest and income taxes ("EBIT") from continuing operations was $11.0 million for the second quarter of 2022, compared with earnings of $9.8 million for the second quarter of 2021, an increase of $1.2 million. EBIT margin for the second quarter of 2022 was 18.5%, compared to 19.6% for the second quarter of 2021. The EBIT increase was primarily due to higher revenues and higher gross profit margins, partially offset by an adjustment to pre-spin-off pension obligations and an increase in operating expenses. The gross profit margin increase was driven by product cost reductions, an increase in average selling prices, and favorable mix, partially offset by higher precious metal costs. The EBIT margin decrease was primarily due to an adjustment to pre-spin-off pension obligations and an increase in operating expenses, partially offset by higher gross profit margins.

PD Adjusted EBIT was $16.5 million for the second quarter of 2022, compared with $12.4 million for the second quarter of 2021, an increase of $4.1 million. Adjusted EBIT margin for the second quarter of 2022 was 27.7%, compared with 24.8% for the second quarter of 2021. The increases were primarily due to higher revenues and higher non-GAAP gross profit margins, partially offset by an increase in non-GAAP operating expenses. The non-GAAP gross profit margin increase was driven by product cost reductions, an increase in average selling prices, and favorable mix, partially offset by higher precious metal costs.

Segment Results of Operations for the Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Audio

	Six Months Ended June 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$274.2		$312.9

(Loss) earnings from continuing operations before interest and income taxes	$(194.0)	(70.8)%	$58.4	18.7%
Stock-based compensation expense	4.9		5.7
Intangibles amortization expense	3.2		5.4
Impairment charges	239.8		—
Restructuring charges	6.6		0.3
Other (1)	0.3		0.9
Adjusted earnings from continuing operations before interest and income taxes	$60.8	22.2%	$70.7	22.6%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

Revenues were $274.2 million for the six months ended June 30, 2022, compared with $312.9 million for the six months ended June 30, 2021, a decrease of $38.7 million or 12.4%. Revenues decreased primarily due to lower demand for MEMS microphones in the computing, mobile, and IoT markets. The decreases in these markets were primarily driven by lower global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio loss before interest and income taxes from continuing operations was $194.0 million for the six months ended June 30, 2022, compared with earnings of $58.4 million for the six months ended June 30, 2021, a decrease of $252.4 million. The decrease was primarily due to the goodwill impairment, lower revenues, lower gross profit margin, and higher restructuring charges, partially offset by lower operating expenses, a reduction in legal expenses, and lower amortization expense. The lower gross profit margin was driven by lower factory capacity utilization in our MEMS microphone business and lower average pricing on mature products, partially offset by product cost reductions and favorable mix.

Audio Adjusted EBIT from continuing operations was $60.8 million for the six months ended June 30, 2022, compared with earnings of $70.7 million for the six months ended June 30, 2021, a decrease of $9.9 million. Adjusted earnings before interest and income taxes from continuing operations margin for the six months ended June 30, 2022 was 22.2%, compared to 22.6% for the six months ended June 30, 2021. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses and a reduction in legal expenses. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization in our MEMS microphone business and lower average pricing on mature products, partially offset by product cost reductions and favorable mix.

Precision Devices

	Six Months Ended June 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$115.2		$87.9

Earnings from continuing operations before interest and income taxes	$23.3	20.2%	$14.3	16.3%
Stock-based compensation expense	1.4		1.4
Intangibles amortization expense	2.9		1.8
Other (1)	3.4		0.7
Adjusted earnings from continuing operations before interest and income taxes	$31.0	26.9%	$18.2	20.7%

(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations. 2021 expenses relate to the acquisition of IMC.

Revenues

Revenues were $115.2 million for the six months ended June 30, 2022, compared with $87.9 million for the six months ended June 30, 2021, an increase of $27.3 million or 31.1%. Revenues increased primarily due to our organic growth from the defense, industrial, medtech, and communications markets, along with our acquisition of IMC.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $23.3 million for the six months ended June 30, 2022, compared with $14.3 million for the six months ended June 30, 2021, an increase of $9.0 million. EBIT margin for the six months ended June 30, 2022 was 20.2%, compared to 16.3% for the six months ended June 30, 2021. The increases were primarily due to higher revenues and higher gross profit margins, partially offset by an adjustment to pre-spin-off pension obligations and an increase in operating expenses. The gross profit margin increase was driven by product cost reductions, favorable mix, and an increase in average selling prices, partially offset by higher precious metal costs.

PD Adjusted EBIT was $31.0 million for the six months ended June 30, 2022, compared with $18.2 million for the six months ended June 30, 2021, an increase of $12.8 million. Adjusted EBIT margin for the six months ended June 30, 2022 was 26.9%, compared with 20.7% for the six months ended June 30, 2021. The increases were primarily due to higher revenues and higher non-GAAP gross profit margins, partially offset by an increase in non-GAAP operating expenses. The non-GAAP gross profit margin increase was driven by product cost reductions, favorable mix, and an increase in average selling prices, partially offset by higher precious metal costs.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $47.7 million and $68.9 million at June 30, 2022 and December 31, 2021, respectively. Of these amounts, cash held by our non-U.S. operations totaled $42.3 million and $64.9 million as of June 30, 2022 and December 31, 2021, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On May 3, 2021, we acquired all of the outstanding shares of common stock of IMC for $81.4 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisition to our Consolidated Financial Statements.

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"), which provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of June 30, 2022, outstanding borrowings under the New Credit Facility were $73.0 million. At any time during the term of the New Credit Facility, we will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2022 and 2021, we repurchased 1,249,495 shares and 1,011,124 shares of common stock, respectively, for a total of $25.4 million and $20.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$20.4	$61.0
Investing activities	(14.6)	(97.3)
Financing activities	(26.2)	(17.3)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	—
Net decrease in cash and cash equivalents	$(21.2)	$(53.6)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to the unfavorable changes in working capital. The unfavorable changes in working capital in 2022 were primarily driven by an increase in procurement activity to mitigate supply chain risks and the timing of payments. In addition, incentive compensation payments were larger in 2022 when compared to 2021.

Investing Activities

The cash used in investing activities during 2022 was primarily driven by capital expenditures to support product innovation and cost savings. The cash used in investing activities during 2021 was primarily driven by the acquisition of IMC and capital expenditures to support product innovation and cost savings.

In 2022, we expect capital expenditures to be in the range of 4% to 5% of revenues.

Financing Activities

Cash used in financing activities during 2022 was primarily related to the $25.4 million of repurchases of common stock and the $6.2 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $6.0 million from the exercise of options. Cash used in financing activities during 2021 was primarily related to the $20.0 million of repurchases of common stock and the $6.6 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $10.5 million from the exercise of options.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 9, 2022. There are no material changes in our previously reported critical accounting estimates, except for the goodwill impairment charge for the MCE reporting unit described in Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our exposure to market risk as of December 31, 2021, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended June 30, 2022:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
April 2022	936,100	$19.91	936,100	$163.8

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	August 2, 2022	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)