Form 10-Q
period 2022-09-30
Knowles Corp
filed 2022-10-27
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 25, 2022 was 90,946,447.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$178.2	$233.0	$567.6	$633.8
Cost of goods sold	110.1	136.1	338.5	375.2
Restructuring charges - cost of goods sold	28.1	—	28.1	—
Gross profit	40.0	96.9	201.0	258.6
Research and development expenses	19.3	22.3	63.7	70.2
Selling and administrative expenses	32.6	36.0	95.6	108.9
Impairment charges	—	4.0	239.8	4.0
Restructuring charges	2.7	—	9.8	0.3
Operating expenses	54.6	62.3	408.9	183.4
Operating (loss) earnings	(14.6)	34.6	(207.9)	75.2
Interest expense, net	1.1	4.2	2.7	12.3
Other income, net	(2.1)	(1.9)	(0.9)	(3.4)
(Loss) earnings before income taxes and discontinued operations	(13.6)	32.3	(209.7)	66.3
(Benefit from) provision for income taxes	(16.3)	4.6	12.4	8.7
Earnings (loss) from continuing operations	2.7	27.7	(222.1)	57.6
Earnings from discontinued operations, net	—	—	—	0.2
Net earnings (loss)	$2.7	$27.7	$(222.1)	$57.8

Earnings (loss) per share from continuing operations:
Basic	$0.03	$0.30	$(2.42)	$0.62
Diluted	$0.03	$0.29	$(2.42)	$0.61

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$—

Net earnings (loss) per share:
Basic	$0.03	$0.30	$(2.42)	$0.63
Diluted	$0.03	$0.29	$(2.42)	$0.61

Weighted-average common shares outstanding:
Basic	91.4	92.2	91.9	92.3
Diluted	92.0	94.1	91.9	94.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (loss)	$2.7	$27.7	$(222.1)	$57.8

Other comprehensive loss, net of tax

Foreign currency translation	(13.1)	(3.7)	(30.9)	(6.4)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	(0.2)	0.1	(0.2)	0.7
Net change in employee benefit plans	(0.2)	0.1	(0.2)	0.7

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(3.0)	(0.2)	(6.1)	(0.5)
Net losses (gains) reclassified into earnings	1.7	0.1	2.3	(1.4)
Total cash flow hedges	(1.3)	(0.1)	(3.8)	(1.9)

Other comprehensive loss, net of tax	(14.6)	(3.7)	(34.9)	(7.6)

Comprehensive (loss) earnings	$(11.9)	$24.0	$(257.0)	$50.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$41.5	$68.9
Receivables, net of allowances of $0.7 and $0.2	128.7	146.6
Inventories, net	194.6	153.1
Prepaid and other current assets	12.4	11.7
Total current assets	377.2	380.3
Property, plant, and equipment, net	164.4	200.8
Goodwill	702.1	941.3
Intangible assets, net	88.1	97.3
Operating lease right-of-use assets	13.6	17.4
Other assets and deferred charges	91.3	94.5
Total assets	$1,436.7	$1,731.6

Current liabilities:
Accounts payable	$58.3	$90.9
Accrued compensation and employee benefits	24.8	42.8
Operating lease liabilities	9.5	11.4
Other accrued expenses	27.5	19.4
Federal and other taxes on income	11.2	1.7
Total current liabilities	131.3	166.2
Long-term debt	78.0	70.0
Deferred income taxes	0.5	0.6
Long-term operating lease liabilities	8.4	14.7
Other liabilities	38.3	20.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 96,299,675 and 90,946,447 shares issued and outstanding at September 30, 2022, respectively, and 95,112,778 and 91,894,980 shares issued and outstanding at December 31, 2021, respectively	1.0	1.0
Treasury stock - at cost; 5,353,228 and 3,217,798 shares at September 30, 2022 and December 31, 2021, respectively	(103.3)	(62.4)
Additional paid-in capital	1,658.0	1,639.4
Accumulated deficit	(240.2)	(18.1)
Accumulated other comprehensive loss	(135.3)	(100.4)
Total stockholders' equity	1,180.2	1,459.5
Total liabilities and stockholders' equity	$1,436.7	$1,731.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6
Net earnings	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14.6)	(14.6)
Repurchase of common stock	—	—	(1,089,550)	(18.6)	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	6.8	—	—	6.8
Exercise of stock options	29,672	—	—	—	0.4	—	—	0.4
Restricted stock unit settlement, net of tax	15,362	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2022	96,299,675	$1.0	(5,353,228)	$(103.3)	$1,658.0	$(240.2)	$(135.3)	$1,180.2

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2021	94,075,885	$0.9	(2,089,487)	$(36.2)	$1,610.2	$(138.4)	$(104.4)	$1,332.1
Net earnings	—	—	—	—	—	27.7	—	27.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.7)	(3.7)
Stock-based compensation expense	—	—	—	—	7.1	—	—	7.1
Exercise of stock options	218,342	—	—	—	3.9	—	—	3.9
Restricted and performance stock unit settlement, net of tax	120,959	—	—	—	(1.0)	—	—	(1.0)
Balance at September 30, 2021	94,415,186	$0.9	(2,089,487)	$(36.2)	$1,620.2	$(110.7)	$(108.1)	$1,366.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net loss	—	—	—	—	—	(222.1)	—	(222.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34.9)	(34.9)
Repurchase of common stock	—	—	(2,339,045)	(44.0)	—	—	—	(44.0)
Stock-based compensation expense	—	—	—	—	21.6	—	—	21.6
Exercise of stock options	529,199	—	—	—	6.4	—	—	6.4
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	657,698	—	—	—	(6.3)	—	—	(6.3)
Balance at September 30, 2022	96,299,675	$1.0	(5,353,228)	$(103.3)	$1,658.0	$(240.2)	$(135.3)	$1,180.2

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2020	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5
Net earnings	—	—	—	—	—	57.8	—	57.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.6)	(7.6)
Repurchase of common stock	—	—	(1,011,124)	(20.0)	—	—	—	(20.0)
Stock-based compensation expense	—	—	—	—	25.6	—	—	25.6
Exercise of stock options	867,386	—	—	—	14.4	—	—	14.4
Restricted and performance stock unit settlement, net of tax	857,888	—	—	—	(7.6)	—	—	(7.6)
Balance at September 30, 2021	94,415,186	$0.9	(2,089,487)	$(36.2)	$1,620.2	$(110.7)	$(108.1)	$1,366.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net (loss) earnings	$(222.1)	$57.8
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	41.7	46.6
Stock-based compensation	21.6	25.6
Impairment charges	239.8	4.0
Non-cash restructuring charges	8.9	—
Non-cash interest expense and amortization of debt issuance costs	0.5	7.1
Loss (gain) on disposal of fixed assets	0.2	(0.2)
Deferred income taxes	(2.0)	(1.5)
Other, net	(7.4)	(2.5)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	16.8	4.6
Inventories, net	(50.3)	(24.0)
Prepaid and other current assets	(1.5)	(1.4)
Accounts payable	(24.6)	1.4
Accrued compensation and employee benefits	(16.7)	5.9
Other accrued expenses	5.8	2.4
Accrued taxes	9.0	(3.0)
Other non-current assets and non-current liabilities	19.8	(6.2)
Net cash provided by operating activities	39.5	116.6

Investing Activities
Acquisitions of business (net of cash acquired)	(0.7)	(78.5)
Capital expenditures	(24.7)	(28.2)
Purchase of investments	—	(3.5)
Proceeds from the sale of investments	—	0.4
Proceeds from the sale of property, plant, and equipment	—	0.4
Net cash used in investing activities	(25.4)	(109.4)

Financing Activities
Payments under revolving credit facility	(15.0)	—
Borrowings under revolving credit facility	23.0	—
Repurchase of common stock	(44.0)	(20.0)
Tax on restricted and performance stock unit vesting	(6.3)	(7.6)
Payments of finance lease obligations	(4.2)	(1.7)
Proceeds from exercise of stock options	6.4	14.4
Net cash used in financing activities	(40.1)	(14.9)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)

Net decrease in cash and cash equivalents	(27.4)	(7.8)
Cash and cash equivalents at beginning of period	68.9	147.8
Cash and cash equivalents at end of period	$41.5	$140.0

Supplemental information - cash paid for:
Income taxes	$3.9	$12.3
Interest	$2.4	$4.0

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2022 and 2021, the Company repurchased 2,339,045 shares and 1,011,124 shares of common stock, respectively, for a total of $44.0 million and $20.0 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2022 and 2021 were $1.6 million and $3.6 million, respectively. These non-cash amounts are not reflected as Capital expenditures within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

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

4. Impairment Charges

Goodwill Impairment

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

During the third quarter of 2022, the Company evaluated whether there were any events indicating that the carrying value of individual reporting units exceeded their respective fair values on a more likely than not basis. The Company concluded that no triggering event had occurred and thus no interim impairment assessment was performed.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-Lived Asset Impairment

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

The Company entered into an operating lease for a research and development facility in Santa Clara, California during the first quarter of 2020 that did not commence until the second quarter of 2021. Upon commencement, the Company recognized operating lease liabilities of $4.0 million and right-of-use assets of $2.4 million. During the three months ended September 30, 2021, the Company determined that the remaining carrying amount of the operating lease right-of-use asset was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the operating lease right-of-use asset over its fair value, the Company recorded an impairment loss of $0.8 million within Impairment charges in Operating expenses during the three months ended September 30, 2021.

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$117.0	$89.6
Work in progress	32.8	33.6
Finished goods	84.1	66.7
Subtotal	233.9	189.9
Less reserves	(39.3)	(36.8)
Total	$194.6	$153.1

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2022	December 31, 2021
Land	$12.3	$12.9
Buildings and improvements	112.1	119.3
Machinery, equipment, and other	528.0	575.0
Subtotal	652.4	707.2
Less accumulated depreciation	(488.0)	(506.4)
Total	$164.4	$200.8

Depreciation expense totaled $9.8 million and $11.5 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense totaled $32.5 million and $35.1 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2022 are as follows:

(in millions)	Audio	Precision Devices	Total
Balance at December 31, 2021	$878.8	$62.5	$941.3
Impairment charges (1)	(239.8)	—	(239.8)
Purchase price adjustment	—	0.7	0.7
Foreign currency translation	(0.1)	—	(0.1)
Balance at September 30, 2022	$638.9	$63.2	$702.1
(1) During the nine months ended September 30, 2022, the Company recorded a $239.8 million impairment charge on goodwill. See Note 4. Impairment Charges for more information.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2022		December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.8	$2.0	$0.6
Customer relationships	36.4	9.2	36.4	5.9
Developed technology	45.4	18.4	45.4	13.2
Other	2.4	1.7	2.4	1.2
Total	86.2	30.1	86.2	20.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$88.1		$97.3

Amortization expense totaled $3.1 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $9.2 million and $11.5 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2022	$3.1
2023	11.6
2024	11.6
2025	11.2
2026	5.3

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the nine months ended September 30, 2022, the Company restructured its MEMS microphones product line through two restructuring programs, which are included within the Audio segment. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. During the nine months ended September 30, 2022, the Company recorded restructuring charges of $35.1 million related to this action, including $21.9 million for the settlement of supplier obligations, $8.9 million in fixed asset write-offs, and $4.3 million in severance pay and benefits. The Company may incur additional restructuring charges of up to $9.4 million during the remainder of the fiscal year for certain fixed assets, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects.

In addition, during the nine months ended September 30, 2022, the Company recorded restructuring charges of $2.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the Audio segment, and $0.6 million for other costs.

During the three and nine months ended September 30, 2022, the Company recorded total restructuring charges within Gross profit of $28.1 million, primarily for the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay associated with the MEMS microphones product line. During the three and nine months ended September 30, 2022, the Company recorded total restructuring charges within Operating expenses of $2.7 million and $9.8 million, respectively, primarily for the settlement of supplier obligations and severance pay and benefits associated with the MEMS microphones product line and other actions to rationalize the Intelligent Audio product line workforce.

No restructuring charges were recorded within Gross profit for the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recorded restructuring charges within Operating expenses of $0.3 million. No restructuring charges were recorded within Operating expenses for the three months ended September 30, 2021.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Audio	$30.7	$—	$37.3	$0.3
Precision Devices	—	—	—	—
Corporate	0.1	—	0.6	—
Total	$30.8	$—	$37.9	$0.3

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2021	$0.4	$—	$0.4
Restructuring charges	6.5	31.4	37.9
Payments	(3.8)	(1.0)	(4.8)
Other, including foreign currency (1)	(0.1)	(8.9)	(9.0)
Balance at September 30, 2022	$3.0	$21.5	$24.5
(1) Other activity includes the non-cash disposal of fixed assets of $8.9 million within the MEMS microphones product line.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Other accrued expenses	$6.6	$0.4
Other liabilities	17.9	—
Total	$24.5	$0.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2022	December 31, 2021
Revolving credit facility	$78.0	$70.0
Less current maturities (1)	—	—
Total long-term debt	$78.0	$70.0
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

The New Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0 (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the New Credit Agreement. At September 30, 2022, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the New Credit Facility was 2.62% for the nine months ended September 30, 2022. There were no borrowings outstanding under the New Credit Facility during the nine months ended September 30, 2021. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.26% for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2021
3.25% coupon	$1.4	$4.2
Amortization of debt issuance costs	0.2	0.7
Amortization of debt discount	2.1	6.0
Total	$3.7	$10.9

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(13.1)	$—	$(13.1)	$(3.7)	$—	$(3.7)
Employee benefit plans	0.2	(0.4)	(0.2)	0.2	(0.1)	0.1
Changes in fair value of cash flow hedges	(1.3)	—	(1.3)	(0.3)	0.2	(0.1)
Total other comprehensive loss	$(14.2)	$(0.4)	$(14.6)	$(3.8)	$0.1	$(3.7)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(30.9)	$—	$(30.9)	$(6.4)	$—	$(6.4)
Employee benefit plans	0.5	(0.7)	(0.2)	0.6	0.1	0.7
Changes in fair value of cash flow hedges	(4.1)	0.3	(3.8)	(2.1)	0.2	(1.9)
Total other comprehensive loss	$(34.5)	$(0.4)	$(34.9)	$(7.9)	$0.3	$(7.6)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2022 and 2021:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive loss, net of tax	(3.8)	(0.2)	(30.9)	(34.9)
Balance at September 30, 2022	$(3.5)	$(17.3)	$(114.5)	$(135.3)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2020	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.9)	0.7	(6.4)	(7.6)
Balance at September 30, 2021	$(0.3)	$(21.4)	$(86.4)	$(108.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other income, net	$0.2	$0.2
Tax	(Benefit from) provision for income taxes	(0.4)	(0.1)
Net of tax		$(0.2)	$0.1

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$2.0	$—
Tax	(Benefit from) provision for income taxes	(0.3)	0.1
Net of tax		$1.7	$0.1

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other income, net	$0.5	$0.6
Tax	(Benefit from) provision for income taxes	(0.7)	0.1
Net of tax		$(0.2)	$0.7

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$2.7	$(1.9)
Tax	(Benefit from) provision for income taxes	(0.4)	0.5
Net of tax		$2.3	$(1.4)

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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2022, respectively, was 119.9% resulting in $16.3 million of tax benefit, and (5.9)% resulting in $12.4 million of tax expense (inclusive of discrete items totaling $1.6 million of benefit). The provision for the nine months ended September 30, 2022 is the result of estimated tax expense for the year in relation to the estimated pre-tax loss for the year, which when applied to the pre-tax loss results in tax expense. The discrete items impacting the tax provision for the three and nine months ended September 30, 2022 were primarily attributable to the stock-based compensation deduction. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2022 was 119.9% and (6.7)%, respectively. During the three and nine months ended September 30, 2021, the ETR from continuing operations was a 14.2% provision (inclusive of discrete items totaling $0.4 million of provision) and a 13.1% provision (inclusive of discrete items totaling $0.9 million of benefit), respectively. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2021 was a 13.0% provision and a 14.5% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the three and nine months ended September 30, 2022 and 2021.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR is favorably impacted by tax holidays granted to the Company in Malaysia and China. The Company secured the Chinese tax holiday in the first quarter of 2022. These tax holidays are subject to the Company's annual satisfaction of certain conditions, including investment and sales thresholds. If the Company fails to satisfy such conditions, the Company's ETR may be significantly adversely impacted. The continuing operations impact of the tax holidays in Malaysia and China for the three and nine months ended September 30, 2022 was approximately a $4.0 million expense and a $0.9 million benefit, respectively, or $(0.04) and $0.01 on a basic (loss) earnings per share basis. The $4.0 million expense for the three months ended September 30, 2022 was attributable to the MEMS microphones product line restructuring activities in Malaysia and China. The continuing operations benefit of these incentives for the three and nine months ended September 30, 2021 was approximately $3.9 million and $9.3 million, respectively, or $0.04 and $0.10 on a basic earnings per share basis. The Company's existing significant tax holiday in Malaysia will expire on December 31, 2026, while the tax holiday in China will expire on December 31, 2023.

12. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $6.8 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense was $21.6 million and $25.6 million, respectively. The tax benefit recognized related to stock-based compensation expense was $0.1 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. No tax benefit was recognized related to stock-based compensation expense for the three and nine months ended September 30, 2021.

Stock Options and SSARs

The expense related to stock options granted in the nine months ended September 30, 2022 and 2021 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.85%	0.06%
Dividend yield	—%	—%
Expected life (years)	4.5	4.5
Volatility	34.3%	36.0%
Fair value at date of grant	$6.29	$6.14	to	$6.31

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2022:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2021	375,964	$23.16			3,478,438	$15.04
Granted	—	—			216,813	21.14
Exercised	(36,759)	21.77			(529,199)	12.21
Forfeited	—	—			(69,873)	20.63
Expired	(95,573)	21.77			(12,222)	17.41
Outstanding at September 30, 2022	243,632	$23.92	$—	0.4	3,083,957	$15.82	$0.7	2.7

Exercisable at September 30, 2022	243,632	$23.92	$—	0.4	2,582,778	$15.17	$0.7	2.2

There was no unrecognized compensation expense related to SSARs at September 30, 2022. At September 30, 2022, unrecognized compensation expense related to stock options not yet exercisable of $1.7 million is expected to be recognized over a weighted-average period of 1.3 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	1,778,639	$18.89
Granted	1,203,872	20.55
Vested (1)	(817,082)	18.17
Forfeited	(243,411)	20.15
Unvested at September 30, 2022	1,922,018	$20.04
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2022, $25.3 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	766,466	$21.28
Granted	294,935	29.92
Vested (1)	(227,812)	18.44
Forfeited	—	—
Unvested at September 30, 2022	833,589	$25.12
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2022, $11.8 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Earnings (loss) from continuing operations	$2.7	$27.7	$(222.1)	$57.6
Earnings from discontinued operations, net	—	—	—	0.2
Net earnings (loss)	$2.7	$27.7	$(222.1)	$57.8

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.03	$0.30	$(2.42)	$0.62
Earnings from discontinued operations, net	—	—	—	0.01
Net earnings (loss)	$0.03	$0.30	$(2.42)	$0.63

Weighted-average shares outstanding	91.4	92.2	91.9	92.3

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.03	$0.29	$(2.42)	$0.61
Earnings from discontinued operations, net	—	—	—	—
Net earnings (loss)	$0.03	$0.29	$(2.42)	$0.61

Weighted-average shares outstanding	92.0	94.1	91.9	94.8

The Company intended to settle the principal amount of the Notes in cash during all periods preceding settlement. The treasury stock method was used to calculate the dilutive effect of the conversion option on diluted earnings per share, if applicable. For the three and nine months ended September 30, 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.2 million and 3.0 million, respectively. For the three and nine months ended September 30, 2021, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.1 million and 1.3 million, respectively.

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
(unaudited)
Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2022 and December 31, 2021.

15. Segment Information

The Company's two reportable segments are Audio and Precision Devices. Information regarding the Company's reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Audio	$113.8	$177.7	$388.0	$490.6
Precision Devices	64.4	55.3	179.6	143.2
Total revenues	$178.2	$233.0	$567.6	$633.8

(Loss) earnings from continuing operations before interest and income taxes:
Audio	$(16.9)	$36.6	$(210.9)	$95.0
Precision Devices	16.2	14.0	39.5	28.3
Total segments	(0.7)	50.6	(171.4)	123.3
Corporate expense / other	11.8	14.1	35.6	44.7
Interest expense, net	1.1	4.2	2.7	12.3
(Loss) earnings before income taxes and discontinued operations	(13.6)	32.3	(209.7)	66.3
(Benefit from) provision for income taxes	(16.3)	4.6	12.4	8.7
Earnings (loss) from continuing operations	$2.7	$27.7	$(222.1)	$57.6

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2022	December 31, 2021
Audio	$1,149.2	$1,467.1
Precision Devices	285.2	260.4
Corporate / eliminations	2.3	4.1
Total	$1,436.7	$1,731.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Asia	$105.3	$163.4	$347.2	$452.0
United States	43.7	42.2	129.3	109.3
Europe	24.5	24.6	80.2	65.4
Other Americas	2.9	1.6	5.5	3.9
Other	1.8	1.2	5.4	3.2
Total	$178.2	$233.0	$567.6	$633.8

Receivables, net from contracts with customers were $118.3 million and $137.7 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations during the COVID-19 pandemic, and other matters that are based on our current expectations, estimates, assumptions, and projections, including statements related to the expected impact of our restructuring program and estimates of timing and amounts of restructuring charges. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements, including risks relating to the timing and execution of the restructuring program, and risks related to the COVID-19 pandemic and governmental responses to it, including but not limited to, the impact on our supply chain, customer demand, and costs associated with our operations. Other risks and uncertainties include, but are not limited to:

o	unforeseen changes in MEMS microphone demand from our largest customers, particularly our top five customers, who represent a significant portion of revenues for our Audio segment;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	difficulties or delays in and/or the Company's inability to realize expected cost synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

COVID-19 mitigation measures in China (such as lockdowns) have had, and may continue to have, an adverse impact on various aspects of our business. Specifically, demand for some of our products, particularly in our MEMS microphones product line continued to be negatively impacted during the first nine months of 2022. While we have not experienced a similar impact on demand with respect to our hearing health products or in our PD segment, new or prolonged lockdowns may result in an adverse impact on demand across more of our product lines. We are actively engaging with our customers, and to date, have not seen significant requests for potential payment deferrals, pricing concessions, delays of deliveries, or other contract modifications. We also continue to manage the ongoing impacts of the supply chain challenges that are impacting many industries, and have been exacerbated by the lockdowns in China, causing shipping and logistics challenges, and limiting component supplies.

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

Results of Operations for the Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

	Three Months Ended September 30,
(in millions, except per share amounts)	2022	2021
Revenues	$178.2	$233.0

Gross profit	$40.0	$96.9
Non-GAAP gross profit	$68.6	$97.5

(Loss) earnings from continuing operations before interest and income taxes	$(12.5)	$36.5
Adjusted earnings from continuing operations before interest and income taxes	$28.2	$52.6

(Benefit from) provision for income taxes	$(16.3)	$4.6
Non-GAAP provision for income taxes	$3.8	$7.5

Earnings from continuing operations	$2.7	$27.7
Non-GAAP net earnings	$23.3	$43.0

Diluted earnings per share from continuing operations	$0.03	$0.29
Non-GAAP diluted earnings per share	$0.25	$0.45

Revenues

Revenues for the third quarter of 2022 were $178.2 million, compared with $233.0 million for the third quarter of 2021, a decrease of $54.8 million or 23.5%. Audio revenues decreased $63.9 million, primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. In addition, the hearing health market demand was lower primarily due to pull forward of demand from our customers into the first six months of the year. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $9.1 million, due to growth from the defense, medtech, and electric vehicle markets.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2022 was $110.1 million, compared with $136.1 million for the third quarter of 2021, a decrease of $26.0 million or 19.1%. This decrease was primarily due to lower shipping volumes, product cost reductions, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization in our MEMS microphone business.

Restructuring Charges

During the third quarter of 2022, we committed to a restructuring program within our Audio segment designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line. This action was taken in light of the current decline in demand and the reduction in the expected future growth for global consumer electronics. In addition, this restructuring program furthers the Company's previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. This action resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. We recorded restructuring charges of $29.8 million related to this action. We may incur additional restructuring charges of up to $5.0 million during the remainder of the fiscal year for certain fixed assets of the terminated projects, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects. In addition, we recorded restructuring charges of $1.0 million to rationalize the Intelligent Audio product line workforce, which is also included within the Audio segment. As a result, we recorded total restructuring charges of $28.1 million within Gross Profit and $2.7 million within Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the third quarter of 2021, there were no restructuring charges within Gross profit or Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2022 was $40.0 million, compared with $96.9 million for the third quarter of 2021, a decrease of $56.9 million or 58.7%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2022 was 22.4%, compared with 41.6% for the third quarter of 2021. The decreases were primarily due to restructuring charges, lower shipping volumes, lower factory capacity utilization in our MEMS microphone business, and lower average pricing on mature products, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the third quarter of 2022 was $68.6 million, compared with $97.5 million for the third quarter of 2021, a decrease of $28.9 million or 29.6%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2022 was 38.5%, compared with 41.8% for the third quarter of 2021. The decreases were primarily due to lower shipping volumes, lower factory capacity utilization in our MEMS microphone business, and lower average pricing on mature products, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the third quarter of 2022 were $19.3 million, compared with $22.3 million for the third quarter of 2021, a decrease of $3.0 million or 13.5%. Research and development expenses as a percentage of revenues for the third quarter of 2022 and 2021 were 10.8% and 9.6%, respectively. The decrease in expenses was primarily driven by reduced spending in our MEMS microphones product line, reduced development activities in our Intelligent Audio product line, and lower incentive compensation costs, partially offset by increased development activities in our precision devices product line. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2022 were $32.6 million, compared with $36.0 million for the third quarter of 2021, a decrease of $3.4 million or 9.4%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2022 and 2021 were 18.3% and 15.5%, respectively. The decrease in expenses was primarily driven by lower incentive compensation costs. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Impairment Charges

No impairment charges were recorded for the third quarter of 2022. Impairment charges for the third quarter of 2021 were $4.0 million, related to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the third quarter of 2022 was $1.1 million, compared to $4.2 million for the third quarter of 2021, a decrease of $3.1 million. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the third quarter of 2022 was $2.1 million, compared with income of $1.9 million for the third quarter of 2021, a change of $0.2 million. The change is primarily due to favorable impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2022 and 2021, respectively, was 119.9% and a 14.2% provision (inclusive of discrete items totaling $0.4 million of provision). Absent the discrete items, the ETR from continuing operations for the third quarter of 2022 and 2021 was 119.9% and a 13.0% provision, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the benefit and provision for the third quarter of 2022 and 2021, respectively. The change in the ETR from continuing operations was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the third quarter of 2022 and 2021, respectively, was a 14.0% provision and a 14.9% provision (inclusive of discrete items totaling $0.4 million of provision). Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2022 was a 14.0% provision, compared to a 14.1% provision for the third quarter of 2021. The change in the non-GAAP ETR from continuing operations was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

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

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2022 was $2.7 million, compared with earnings of $27.7 million for the third quarter of 2021, a decrease of $25.0 million. As described above, the decrease is primarily due to lower gross profit, partially offset by an income tax benefit, lower operating expenses, and reduced interest costs.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the third quarter of 2022 was $12.5 million, compared with earnings of $36.5 million for the third quarter of 2021, a decrease of $49.0 million. The decrease is primarily due to lower gross profit, partially offset by lower operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the third quarter of 2022 was $28.2 million, compared with earnings of $52.6 million for the third quarter of 2021, a decrease of $24.4 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the third quarter of 2022 was 15.8%, compared with 22.6% for the third quarter of 2021. The decreases were primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted earnings per share from continuing operations was $0.03 for the third quarter of 2022, compared with earnings of $0.29 for the third quarter of 2021, a decrease of $0.26. As described above, the decrease is primarily due to lower gross profit, partially offset by an income tax benefit, lower operating expenses, and reduced interest costs.

Non-GAAP diluted earnings per share was $0.25 for the third quarter of 2022, compared with earnings of $0.45 for the third quarter of 2021, a decrease of $0.20. As described above, the decrease was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Results of Operations for the Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021
Revenues	$567.6	$633.8

Gross profit	$201.0	$258.6
Non-GAAP gross profit	$230.5	$260.7

(Loss) earnings from continuing operations before interest and income taxes	$(207.0)	$78.6
Adjusted earnings from continuing operations before interest and income taxes	$105.2	$122.7

Provision for income taxes	$12.4	$8.7
Non-GAAP provision for income taxes	$13.9	$15.5

(Loss) earnings from continuing operations	$(222.1)	$57.6
Non-GAAP net earnings	$88.6	$100.9

Diluted (loss) earnings per share from continuing operations	$(2.42)	$0.61
Non-GAAP diluted earnings per share	$0.93	$1.05

Revenues

Revenues for the nine months ended September 30, 2022 were $567.6 million, compared with $633.8 million for the nine months ended September 30, 2021, a decrease of $66.2 million or 10.4%. Audio revenues decreased $102.6 million, primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products. PD revenues increased $36.4 million, primarily due to our organic growth from the defense, industrial, medtech, and communications markets, along with our acquisition of IMC.

Cost of Goods Sold

COGS for the nine months ended September 30, 2022 was $338.5 million, compared with $375.2 million for the nine months ended September 30, 2021, a decrease of $36.7 million or 9.8%. This decrease was primarily due to lower shipping volumes, product cost reductions, favorable mix, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization in our MEMS microphone business.

Restructuring Charges

During the first and third quarters of 2022, we committed to restructuring programs within our Audio segment designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line. These actions were taken in light of the current decline in demand and the reduction in the expected future growth for global consumer electronics. In addition, these restructuring programs further the Company's previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. We recorded restructuring charges of $35.1 million related to these actions and $0.6 million for other costs. We may incur additional restructuring charges of up to $9.4 million during the remainder of the fiscal year for certain fixed assets of the terminated projects, which cannot be reasonably estimated at this time due to the complex nature of the assets under review for use in other projects. In addition, we recorded restructuring charges of $2.2 million to rationalize the Intelligent Audio product line workforce, which is also included within the Audio segment. As a result, we recorded total restructuring charges of $28.1 million within Gross Profit and $9.8 million within Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the nine months ended September 30, 2021, we recorded restructuring charges of $0.3 million within Operating expenses related to a reduction in workforce. No restructuring charges were recorded within Gross profit for the nine months ended September 30, 2021.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2022 was $201.0 million, compared with $258.6 million for the nine months ended September 30, 2021, a decrease of $57.6 million or 22.3%. Gross profit margin for the nine months ended September 30, 2022 was 35.4%, compared with 40.8% for the nine months ended September 30, 2021. The decreases were primarily due to restructuring charges, lower shipping volumes, lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, partially offset by product cost reductions, favorable mix, and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the nine months ended September 30, 2022 was $230.5 million, compared with $260.7 million for the nine months ended September 30, 2021, a decrease of $30.2 million or 11.6%. Non-GAAP gross profit margin for the nine months ended September 30, 2022 was 40.6%, compared with 41.1% for the nine months ended September 30, 2021. The decreases were primarily due to lower shipping volumes, lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, partially offset by product cost reductions, favorable mix, and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $63.7 million, compared with $70.2 million for the nine months ended September 30, 2021, a decrease of $6.5 million or 9.3%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2022 and 2021 were 11.2% and 11.1%, respectively. The decrease in expenses was primarily driven by reduced spending in our MEMS microphones product line, reduced development activities in our Intelligent Audio product line, and lower incentive compensation costs, partially offset by increased development activities in our precision devices product line. Expenses as a percentage of revenues remained consistent.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2022 were $95.6 million, compared with $108.9 million for the nine months ended September 30, 2021, a decrease of $13.3 million or 12.2%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2022 and 2021 were 16.8% and 17.2%, respectively. The decreases were primarily driven by lower incentive compensation costs, stock-based compensation, a reduction of our deferred compensation liability, and lower legal expenses related to the protection of our intellectual property. For additional information on stock-based compensation, refer to Note 12. Equity Incentive Program to our Consolidated Financial Statements. These decreases were partially offset by the normal operational expenses related to our IMC acquisition.

Impairment Charges

Impairment charges for the nine months ended September 30, 2022 were $239.8 million, related to a goodwill impairment charge for the MCE reporting unit. The impairment charges for the nine months ended September 30, 2021 were $4.0 million, related to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the nine months ended September 30, 2022 was $2.7 million, compared to $12.3 million for the nine months ended September 30, 2021, a decrease of $9.6 million. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the nine months ended September 30, 2022 was $0.9 million, compared with income of $3.4 million for the nine months ended September 30, 2021, a change of $2.5 million. The change is primarily due to an adjustment to pre-spin-off pension obligations and the depreciation in our investment balances, partially offset by favorable impacts from foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2022 and 2021 was (5.9)% (inclusive of discrete items totaling $1.6 million of benefit primarily related to the stock-based compensation deduction) and a 13.1% provision (inclusive of discrete items totaling $0.9 million of benefit), respectively. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2022 and 2021 was (6.7)% and a 14.5% provision, respectively. The provision for the nine months ended September 30, 2022 is the result of estimated tax expense for the year in relation to the estimated pre-tax loss for the year, which when applied to the pre-tax loss results in tax expense. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the nine months ended September 30, 2022 and 2021. The change in the ETR from continuing operations was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2022 was a 13.6% provision, compared with a 13.3% provision for the nine months ended September 30, 2021. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2022 was impacted by a net discrete benefit totaling $0.4 million. The non-GAAP ETR from continuing operations for the nine months ended September 30, 2021 was impacted by a net discrete benefit totaling $0.6 million. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2022 was a 14.0% provision, compared to a 13.8% provision for the nine months ended September 30, 2021.

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

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2022 was $222.1 million, compared with earnings of $57.6 million for the nine months ended September 30, 2021, a decrease of $279.7 million. As described above, the decrease is primarily due to increased impairment charges and lower gross profit.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the nine months ended September 30, 2022 was $207.0 million, compared with earnings of $78.6 million for the nine months ended September 30, 2021, a decrease of $285.6 million. The decrease was primarily due to increased impairment charges and lower gross profit.

Adjusted EBIT for the nine months ended September 30, 2022 was $105.2 million, compared with $122.7 million for the nine months ended September 30, 2021, a decrease of $17.5 million. Adjusted EBIT margin for the nine months ended September 30, 2022 was 18.5%, compared with 19.4% for the nine months ended September 30, 2021. The decrease in Adjusted EBIT and Adjusted EBIT margin was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no activity during 2022. We recorded a tax benefit of $0.2 million during 2021, related to the Speaker and Receiver product line.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted loss per share from continuing operations was $2.42 for the nine months ended September 30, 2022, compared with earnings of $0.61 for the nine months ended September 30, 2021, a decrease of $3.03. As described above, the decrease was primarily due to increased impairment charges and lower gross profit.

Non-GAAP diluted earnings per share from continuing operations was $0.93 for the nine months ended September 30, 2022, compared with earnings of $1.05 for the nine months ended September 30, 2021, a decrease of $0.12. As described above, the increase was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Gross profit	$40.0	$96.9	$201.0	$258.6
Stock-based compensation expense	0.5	0.3	1.4	1.1
Restructuring charges	28.1	—	28.1	—
Other (2)	—	0.3	—	1.0
Non-GAAP gross profit	$68.6	$97.5	$230.5	$260.7

Earnings (loss) from continuing operations	$2.7	$27.7	$(222.1)	$57.6
Interest expense, net	1.1	4.2	2.7	12.3
(Benefit from) provision for income taxes	(16.3)	4.6	12.4	8.7
(Loss) earnings from continuing operations before interest and income taxes	(12.5)	36.5	(207.0)	78.6
Stock-based compensation expense	6.8	7.1	21.6	25.6
Intangibles amortization expense	3.1	4.3	9.2	11.5
Impairment charges	—	4.0	239.8	4.0
Restructuring charges	30.8	—	37.9	0.3
Other (2)	—	0.7	3.7	2.7
Adjusted earnings from continuing operations before interest and income taxes	$28.2	$52.6	$105.2	$122.7

Interest expense, net	$1.1	$4.2	$2.7	$12.3
Interest expense, net non-GAAP reconciling adjustments (3)	—	2.1	—	6.0
Non-GAAP interest expense	$1.1	$2.1	$2.7	$6.3

(Benefit from) provision for income taxes	$(16.3)	$4.6	$12.4	$8.7
Income tax effects of non-GAAP reconciling adjustments (4)	20.1	2.9	1.5	6.8
Non-GAAP provision for income taxes	$3.8	$7.5	$13.9	$15.5

Earnings (loss) from continuing operations	$2.7	$27.7	$(222.1)	$57.6
Non-GAAP reconciling adjustments (5)	40.7	16.1	312.2	44.1
Interest expense, net non-GAAP reconciling adjustments (3)	—	2.1	—	6.0
Income tax effects of non-GAAP reconciling adjustments (4)	20.1	2.9	1.5	6.8
Non-GAAP net earnings	$23.3	$43.0	$88.6	$100.9

Diluted earnings (loss) per share from continuing operations	$0.03	$0.29	$(2.42)	$0.61
Earnings per share non-GAAP reconciling adjustment	0.22	0.16	3.35	0.44
Non-GAAP diluted earnings per share	$0.25	$0.45	$0.93	$1.05

Diluted average shares outstanding	92.0	94.1	91.9	94.8
Non-GAAP adjustment (6)	2.2	1.3	3.2	0.9
Non-GAAP diluted average shares outstanding (6)	94.2	95.4	95.1	95.7

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
(2)    In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in Other income, net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations. In 2021, Other expenses represent the ongoing net lease cost related to facilities not used in operations and expenses related to the acquisition of IMC by the PD segment.
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

Segment Results of Operations for the Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

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

Audio

	Three Months Ended September 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$113.8		$177.7

(Loss) earnings from continuing operations before interest and income taxes	$(16.9)	(14.9)%	$36.6	20.6%
Stock-based compensation expense	2.0		2.1
Intangibles amortization expense	1.6		2.7
Impairment charges	—		4.0
Restructuring charges	30.7		—
Other (1)	—		0.3
Adjusted earnings from continuing operations before interest and income taxes	$17.4	15.3%	$45.7	25.7%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

Revenues were $113.8 million for the third quarter of 2022, compared with $177.7 million for the third quarter of 2021, a decrease of $63.9 million or 36.0%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. In addition, the hearing health market demand was lower primarily due to pull forward of demand from our customers into the first six months of the year. Audio revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio loss before interest and income taxes from continuing operations was $16.9 million for the third quarter of 2022, compared with earnings of $36.6 million for the third quarter of 2021, a decrease of $53.5 million. The decrease was primarily due to the restructuring charges, lower revenues, and lower gross profit margin, partially offset by a reduction in operating expenses, impairment charges, and amortization expense. The lower gross profit margin was driven by restructuring charges, lower factory capacity utilization in our MEMS microphone business and lower average pricing on mature products, partially offset by favorable foreign currency exchange rate changes.

Audio Adjusted EBIT was $17.4 million for the third quarter of 2022, compared with $45.7 million for the third quarter of 2021, a decrease of $28.3 million. Adjusted EBIT margin for the third quarter of 2022 was 15.3%, compared to 25.7% for the third quarter of 2021. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization in our MEMS microphone business and lower average pricing on mature products, partially offset by favorable foreign currency exchange rate changes.

Precision Devices

	Three Months Ended September 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$64.4		$55.3

Earnings from continuing operations before interest and income taxes	$16.2	25.2%	$14.0	25.3%
Stock-based compensation expense	0.6		0.7
Intangibles amortization expense	1.5		1.6
Other (1)	—		0.3
Adjusted earnings from continuing operations before interest and income taxes	$18.3	28.4%	$16.6	30.0%

(1) 2021 expenses relate to the acquisition of IMC.

Revenues

Revenues were $64.4 million for the third quarter of 2022, compared with $55.3 million for the third quarter of 2021, an increase of $9.1 million or 16.5%. Revenues increased due to growth from the defense, medtech, and electric vehicle markets.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD Earnings before interest and income taxes ("EBIT") from continuing operations was $16.2 million for the third quarter of 2022, compared with earnings of $14.0 million for the third quarter of 2021, an increase of $2.2 million. EBIT margin for the third quarter of 2022 was 25.2%, compared to 25.3% for the third quarter of 2021. The EBIT increase was primarily due to higher revenues, partially offset by an increase in operating expenses. The EBIT margin remained consistent with the previous period.

PD Adjusted EBIT was $18.3 million for the third quarter of 2022, compared with $16.6 million for the third quarter of 2021, an increase of $1.7 million. Adjusted EBIT margin for the third quarter of 2022 was 28.4%, compared with 30.0% for the third quarter of 2021. The Adjusted EBIT increase was primarily due to higher revenues, partially offset by an increase in non-GAAP operating expenses. The Adjusted EBIT margin decreased from the previous period driven by higher non-GAAP operating expenses, partially offset by higher non-GAAP gross profit margins.

Segment Results of Operations for the Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Audio

	Nine Months Ended September 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$388.0		$490.6

(Loss) earnings from continuing operations before interest and income taxes	$(210.9)	(54.4)%	$95.0	19.4%
Stock-based compensation expense	6.9		7.8
Intangibles amortization expense	4.8		8.1
Impairment charges	239.8		4.0
Restructuring charges	37.3		0.3
Other (1)	0.3		1.2
Adjusted earnings from continuing operations before interest and income taxes	$78.2	20.2%	$116.4	23.7%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

Revenues were $388.0 million for the nine months ended September 30, 2022, compared with $490.6 million for the nine months ended September 30, 2021, a decrease of $102.6 million or 20.9%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products. The lower demand for MEMS microphones was partially offset by share gains and market growth in the hearing health market. Audio revenues were also impacted by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Audio loss before interest and income taxes from continuing operations was $210.9 million for the nine months ended September 30, 2022, compared with earnings of $95.0 million for the nine months ended September 30, 2021, a decrease of $305.9 million. The decrease was primarily due to higher impairment charges, lower revenues, increased restructuring charges, and lower gross profit margin, partially offset by lower operating expenses, reduced amortization expense, and a reduction in legal expenses. The lower gross profit margin was driven by increased restructuring charges, lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Audio Adjusted EBIT from continuing operations was $78.2 million for the nine months ended September 30, 2022, compared with earnings of $116.4 million for the nine months ended September 30, 2021, a decrease of $38.2 million. Adjusted earnings before interest and income taxes from continuing operations margin for the nine months ended September 30, 2022 was 20.2%, compared to 23.7% for the nine months ended September 30, 2021. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses and a reduction in legal expenses. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization in our MEMS microphone business, lower average pricing on mature products, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Precision Devices

	Nine Months Ended September 30,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$179.6		$143.2

Earnings from continuing operations before interest and income taxes	$39.5	22.0%	$28.3	19.8%
Stock-based compensation expense	2.0		2.1
Intangibles amortization expense	4.4		3.4
Other (1)	3.4		1.0
Adjusted earnings from continuing operations before interest and income taxes	$49.3	27.4%	$34.8	24.3%

(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations. 2021 expenses relate to the acquisition of IMC.

Revenues

Revenues were $179.6 million for the nine months ended September 30, 2022, compared with $143.2 million for the nine months ended September 30, 2021, an increase of $36.4 million or 25.4%. Revenues increased primarily due to our organic growth from the defense, industrial, medtech, and communications markets, along with our acquisition of IMC.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $39.5 million for the nine months ended September 30, 2022, compared with $28.3 million for the nine months ended September 30, 2021, an increase of $11.2 million. EBIT margin for the nine months ended September 30, 2022 was 22.0%, compared to 19.8% for the nine months ended September 30, 2021. The increases were primarily due to higher revenues and higher gross profit margins, partially offset by an increase in operating expenses and an adjustment to pre-spin-off pension obligations. The gross profit margin increase was primarily driven by product cost reductions.

PD Adjusted EBIT was $49.3 million for the nine months ended September 30, 2022, compared with $34.8 million for the nine months ended September 30, 2021, an increase of $14.5 million. Adjusted EBIT margin for the nine months ended September 30, 2022 was 27.4%, compared with 24.3% for the nine months ended September 30, 2021. The increases were primarily due to higher revenues and higher non-GAAP gross profit margins, partially offset by an increase in non-GAAP operating expenses. The non-GAAP gross profit margin increase was primarily driven by product cost reductions.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $41.5 million and $68.9 million at September 30, 2022 and December 31, 2021, respectively. Of these amounts, cash held by our non-U.S. operations totaled $34.3 million and $64.9 million as of September 30, 2022 and December 31, 2021, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On May 3, 2021, we acquired all of the outstanding shares of common stock of IMC for $81.4 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisition to our Consolidated Financial Statements.

On September 4, 2020, we entered into a new Credit Agreement (the "New Credit Agreement"), which provides for a senior secured revolving credit facility (the "New Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of September 30, 2022, outstanding borrowings under the New Credit Facility were $78.0 million. At any time during the term of the New Credit Facility, we will be permitted to increase the commitments under the New Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the New Credit Facility will terminate, and loans outstanding thereunder will mature, on January 2, 2024. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2022 and 2021, we repurchased 2,339,045 shares and 1,011,124 shares of common stock, respectively, for a total of $44.0 million and $20.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash flows provided by (used in):
Operating activities	$39.5	$116.6
Investing activities	(25.4)	(109.4)
Financing activities	(40.1)	(14.9)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)
Net decrease in cash and cash equivalents	$(27.4)	$(7.8)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, restructuring charges, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to the unfavorable changes in working capital. The unfavorable changes in working capital in 2022 were primarily driven by an increase in procurement activity to mitigate supply chain risks and the timing of vendor payments. In addition, incentive compensation payments were larger in 2022 when compared to 2021.

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

Financing Activities

Cash used in financing activities during 2022 was primarily related to the $44.0 million of repurchases of common stock and the $6.3 million payment of taxes related to net share settlement of equity awards, partially offset by net borrowings of $8.0 million under our revolving credit facility and proceeds of $6.4 million from the exercise of options. Cash used in financing activities during 2021 was primarily related to the $20.0 million of repurchases of common stock and the $7.6 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $14.4 million from the exercise of options.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 9, 2022. There are no material changes in our previously reported critical accounting estimates, except for the goodwill impairment charge for the MCE reporting unit described in Note 4. Impairment Charges to our Consolidated Financial Statements.

Recent Accounting Standards

The adoption of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our exposure to market risk as of December 31, 2021, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended September 30, 2022:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
July 2022	399,630	$18.16	399,630	$156.6
August 2022	689,920	$16.44	689,920	$145.2
Total Activity	1,089,550	$17.07	1,089,550

Item 6. Exhibits

3.1
Fourth Amended and Restated By-Laws of Knowles Corporation, effective as of October 25, 2022 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 27, 2022 (SEC file No. 001-36102))

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 27, 2022	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)