Form 10-K
period 2022-12-31
Knowles Corp
filed 2023-02-09
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2022 was approximately $1,570,000,000. The number of outstanding shares of the registrant’s common stock as of February 7, 2023 was 91,233,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of advanced micro-acoustic microphones and balanced armature speakers, audio solutions, and high performance capacitors and radio frequency ("RF") filtering products, serving the medtech, defense, consumer electronics, electric vehicle, industrial, and communications markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 7,000 employees at facilities located in 13 countries around the world.

Our Strategy

The Company is focused on delivering high value, differentiated solutions to a diverse set of end markets.

In our Precision Devices ("PD") segment, our high performance capacitors and RF filtering solutions enable some of the most demanding applications in the defense, medtech, and electric vehicle markets. Our capacitor portfolio includes products with highly specialized requirements including high voltage, high temperature, and high reliability. We also deliver RF filtering solutions across a broad range of applications and frequencies primarily serving the defense market. We continue to focus on sales growth and improved margins by expanding our presence in profitable markets through organic initiatives and acquisitions. Since 2018 we have completed four tuck-in acquisitions where we have strong market positions and attractive margin profiles, including defense, medtech, industrial, electric vehicle, and communications applications.

In our Medtech & Specialty Audio ("MSA") segment, our primary focus is to deliver high reliability and industry leading balanced armature speakers and microphones to leading hearing health manufacturers and premium audio markets. We work collaboratively with customers to ensure that our solutions meet their size, broad frequency response, and low power or custom acoustic module requirements. Our expertise in the traditional hearing aid market enables us to capitalize on emerging markets like Over the Counter ("OTC") hearing aids. We continue to focus on sales growth and improved margins by leveraging our core strengths in manufacturing and research and development.

In our Consumer MEMS Microphones ("CMM") segment the Company benefits from the positive audio trends across consumer devices. With products ranging from smartphones to headsets, and from smart speakers to household appliances, improved audio quality and voice-powered interactions have emerged as critical and necessary features. Across mobile, ear, computing, and Internet of Things ("IoT") markets, consumers want better audio performance and to engage with technology through natural, spoken commands, and original equipment manufacturers (“OEMs") are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones place us in a competitive position to enhance audio performance and enable voice input.

Our Business Segments

During the fourth quarter of 2022, we determined each operating segment represents a single reportable segment; thus, we now report three segments. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) PD, (ii) MSA, and (iii) CMM. The segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies. This change was made to enhance transparency into the Company's performance and to better align with how management reviews its financial results to drive business decision making. Prior period segment results and related disclosures have been conformed to reflect our current reportable segments.

Our reportable segments are as follows:

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, electric vehicle, and industrial markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures balanced armature speakers and microphones used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•CMM Segment
Our CMM segment designs and manufactures micro-electro-mechanical systems ("MEMS") microphones and audio solutions used in applications that primarily serve the ear, IoT, computing, and smartphones markets. CMM has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

We sell our products directly to OEMs, their contract manufacturers, suppliers, and through sales representatives and distributors worldwide.

Market Trends

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

In our MSA segment, sales within the hearing aid market are largely driven by aging demographics, healthcare spending, increasing affluence in emerging markets, and government subsidies. Our microphones and balanced armature speakers are also utilized to produce high-definition audio for higher performance True Wireless Stereo ("TWS").

In our CMM segment, voice has been embraced as a primary user interface across consumer electronic devices. Voice assistants are proliferating throughout a variety of applications from smartphones to headsets, and from smart speakers to household appliances. Across ear, IoT, computing, and mobile markets, consumers want to engage with technology through natural spoken commands, and OEMs are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones and digital signal processing place us in a competitive position to enhance audio performance and enable voice input.

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In PD, we operate 6 facilities in North America and 1 facility in Asia for the manufacturing of products that support our global customers, as well as their suppliers and contract manufacturers. In MSA, we currently operate 4 facilities in Asia to serve the leading hearing health manufacturers largely based in Europe, China, and North America. Although end-user demand for hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in the Philippines and Malaysia. In CMM, we currently operate 3 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan, India, Singapore, Indonesia, and Vietnam. Although end-user demand for consumer electronics and hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in China, Malaysia, and the Philippines.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Key competitors include:

•PD - Kyocera Corporation, Murata, and Yageo Corporation
•MSA - Sonion
•CMM - AAC Technologies, Goertek, and Infineon

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors and filters for a diverse set of end markets including defense, medtech, industrial, electric vehicle, and communications.

In the MSA segment, our leading technology and our investments in research and development enable us to introduce new products focused on high reliability, size, broad frequency response, and low power. Our customers are adopting these higher value microphones and balanced armature speakers to improve the overall audio performance of their devices which in turn improves the end user experience. For products that were introduced in prior years, we strive to offset anticipated price erosion through bill of material cost reductions, yield improvements, and equipment efficiency.

In the CMM segment, our investments in research and development enable us to introduce new products with improved features and performance in a highly competitive, technology-based industry. Our customers are adopting these higher value microphones to improve the overall audio performance of their devices which in turn improves the end user experience. Typically, our new products have higher average selling prices than the products they are replacing. Once introduced, the pricing for these products trend lower, as is typical in the consumer electronics market. For products that were introduced in prior years, we strive to offset anticipated price erosion through bill of material cost reductions, yield improvements, equipment efficiency, and movement to lower-cost manufacturing locations.

Customers, Sales, and Distribution

We serve customers in the medtech, defense, electric vehicle, industrial, communications, and consumer electronics markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource to contract manufacturers. Other customers include global mobile phone manufacturers, hearing aid manufacturers, and many of the largest global contract manufacturing companies, particularly in China.

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2022	2021	2020
Apple Inc.	15%	16%	23%

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

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2023 through 2042. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2023, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Seasonality

Our PD segment is not typically subject to seasonality. Our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year, while our CMM segment, which serves the consumer electronics market, varies based on the timing of OEM product launches and can impact our quarterly revenues, earnings, and cash flow.

Human Capital Management

As of December 31, 2022, Knowles had approximately 7,000 employees at facilities located in 13 countries around the world. Approximately 82% of our employees are located in Asia and approximately 71% of our employees globally identify as female. In the United States, approximately 42% of our employees identify as female and approximately 48% of our employees self-identified as belonging to a racial/ethnic minority group. We believe our success is dependent upon attracting, developing, and retaining high performing employees at all levels of the organization. An important component of achieving this goal is fostering a workplace environment that embraces diversity and inclusion. Our Chief Human Resources Officer is responsible for developing and executing on our human capital strategy, with oversight by the Compensation Committee of our Board of Directors. Our key initiatives with respect to human capital management include:

Recruitment, Training, and Development

We understand that our most important resource is our people. We utilize a variety of recruitment vehicles to source top talent. We are building relationships with organizations that support the advancement of underrepresented minority groups to sustain a pipeline of diverse talent for opportunities across our Company. We are also working to increase diversity within our professional and management positions and have implemented customized development programs to meet the unique needs of our employees' growth trajectories.

We also invest in the ongoing training and development of our employees by offering tuition and continuous education reimbursement, leveraging an e-learning platform, and implementing formal mentorship programs. Knowles has a formal Succession Planning initiative with the primary objective of identifying and developing our next generation leaders.

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

Knowles is also committed to the advancement of women in the workplace and gender diversity in engineering careers. We strive to be an employer of choice for women in engineering. We understand the importance of gender diversity and with it, the need for advancing women in Science, Technology, Engineering, and Mathematics ("STEM") careers. We continue to partner with local organizations to help bridge the gender gap in STEM and shape the next generation of women who aspire to be leaders in the new era of technology. For example, Knowles is the perennial sponsor of the University of Illinois at Chicago's ("UIC") Women in Engineering Summer Program. We have also supported UIC's women engineering students with programs such as academic scholarships, summer internship programs, mentorship programs, and full-time employment opportunities. Our goal is to build a pipeline of multi-generational talent and accelerate the development of women engineers into advanced technical and leadership positions at Knowles. Additionally, we are focused on increasing the representation of women in leadership roles at Knowles. For our 2022 corporate summer internship program, 50% of our engineering internship positions were filled by women engineering students.

We are fully committed to supporting our communities and the advancement of underrepresented minority groups. In 2021, we launched our partnership with PEAK (Partnership to Educate and Advance Kids), a Chicago-based nonprofit that is focused on providing academically average students from the city's most challenging and under-served neighborhoods with financial, educational, and personal support through their high school years. Knowles has pledged $10,000 annually to provide a PEAK student the opportunity to pursue a high-quality high school education. In addition, Knowles piloted the PEAK Student Tutoring Program, where our employees assist students with STEM-related subjects.

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

Fostering a Safe Work Environment

We believe it is important to provide a healthy and safe workplace for our employees. We continue to maintain an Environmental, Health, and Safety Policy that reflects our goals to ensure the health, safety, and welfare of our employees. During 2022, environmental, health, and safety training and instruction were provided at all levels within the Company. In addition, our Environmental, Health & Safety ("EHS") Managers across the globe conduct regular reviews of key EHS performance indicators, which include the reporting and correction of any unsafe workplace behaviors, working conditions that could potentially lead to injury, or workplace incidents or illnesses that required first air or other medical treatment.

Additional information regarding Knowles' activities related to its people and sustainability, as well as workforce diversity data, can be found in the Knowles 2022 Corporate Sustainability Report, which is located on our website. The contents of our website and our Corporate Sustainability Report are referenced for general information only and are not incorporated into this Annual Report on Form 10-K.

Other Information

The address of our principal executive offices is 1151 Maplewood Drive, Itasca, Illinois 60143. Our telephone number is 630-250-5100.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available, free of charge, on the "Financial Information - SEC Filings” link on the Investor Relations section of our website, www.knowles.com. We post each of these reports on our website as soon as reasonably practicable after the report is filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).

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

Risks Related To Our Business

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in key end-user markets may adversely affect customer orders as well as demand for our products.

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, consumer spending rates, rising interest rates, the negative impacts caused by pandemics and public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine. As global economic conditions continue to be volatile or economic uncertainty remains, trends in end-user consumer spending also remain unpredictable. Many of our customers purchase our products, particularly in our CMM and MSA segments, based on end-user demand from consumers. As a result, unfavorable economic conditions may lead our customers to delay or reduce purchases of our products.

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

The effects on our operations due to the public health crisis caused by the COVID-19 pandemic and the measures being taken to limit COVID-19's spread have negatively impacted our operations and financial results and future impacts are uncertain and difficult to predict, but may include:

◦The effects of the COVID-19 pandemic on our business may extend well beyond the current health crisis and immediate related governmental action. Disruptions resulting from COVID-19 may cause some of our customers to take cost-cutting actions. In addition, shifts in consumer spending and market downturns due to the measures taken to contain its spread have negatively impacted demand for some of our products, particularly in our CMM segment, and may continue to have a significant negative impact to our financial results.
◦We may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities.

The ultimate impact of the COVID-19 pandemic on our business and results of operations depends on future developments, which are uncertain, rapidly changing, and difficult to predict, including but not limited to the severity and duration of the COVID-19 pandemic; the availability, adoption, and efficacy of vaccines; the emergence, spread, and severity of new variants of COVID-19; actions taken by governmental authorities and other third parties in response; and when and to what extent normal business, economic, and social activity and conditions resume.

Our CMM segment derives a significant portion of its revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our CMM segment accounted for 38% of our consolidated revenues for fiscal 2022. Our CMM segment derives a significant portion of revenues from a small number of OEM customers. For 2022, CMM's top five customers accounted for approximately 63% of its revenues. For the year ended December 31, 2022, Apple Inc. accounted for approximately 40% of CMM’s revenues and 15% of consolidated company revenues. The smartphone industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. The loss of any one of CMM’s top customers or a reduction in the purchases of CMM’s products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. For example, in fiscal 2022 we experienced customer purchasing adjustments due to excess inventory in the supply chain, which were partially offset by financial incentives offered to customers during the fourth quarter. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, our CMM segment’s revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

We derive a substantial portion of our revenues from MEMS microphones and a significant reduction in our sales of MEMS microphones significantly reduced our revenues and adversely impact our operating results.

Sales of MEMS microphones accounted for approximately 46% of our consolidated revenues for fiscal 2022. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our revenues to substantially decline, which may have a material adverse effect on our operating results. For example, during fiscal 2022, we experienced weak demand for our MEMS microphones product line due to weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products.

We rely on highly specialized suppliers for a variety of highly engineered or specialized components, and other inputs for which we may not be able to readily identify alternatives or substitutes in the event of a supply disruption or capacity constraint at or by any of these suppliers, which could have a material adverse impact on our results of operations.

Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components, or subassemblies that are used in our products. In some cases, our suppliers or foundries are our sole source of supply, such as with our ASIC and MEMS foundry partners. Additionally, some of our suppliers or foundries are a strategic supplier to one of our competitors or a customer. Should an event occur which affects the ability or willingness of a key or sole supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse effect on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale, or other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions (including COVID-19-related supplier plant shutdowns or slowdowns, governmental regulatory and enforcement actions, and work stoppages), operational issues, or capacity constraints at a supplier or foundry.

If we are unable to offset erosion of average selling prices in our CMM segment our gross margins may be adversely affected.

Like most technology sectors, the smartphone industry has traditionally experienced an erosion of average selling prices due to a number of factors, including intense competition, component pricing trends, changes in demand mix, excess inventories, and rapid obsolescence resulting from technology advances. Within our CMM segment, while average selling prices vary significantly on a product to product basis, we have traditionally been successful with largely offsetting price erosion by shifting our product mix to new, higher end or higher performance microphones and gradually shifting customers from analog microphones to higher value digital microphones. To offset average selling price erosion, we must either continue to be successful with these initiatives or increase our selling prices. If we are unable to offset average selling price erosion, the average selling prices of our products may decrease and our future operating results may be materially adversely affected.

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

We depend on the smartphone market for a significant portion of our revenues, the downturn in this market has significantly reduced our revenues and adversely impacted our operating results.

The smartphone market accounted for approximately 16% of our consolidated revenues for fiscal 2022. While other markets such as mobile headsets, computing, wearables, and IoT are gaining in significance within our CMM segment, we expect that a substantial portion of CMM segment revenues will continue to be attributable to the smartphone market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. The smartphone market has experienced and may continue to experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. For example, in fiscal 2022 global economic conditions and COVID-19 mitigation measures contributed to a decline in demand for smartphones in China, a geographic region with high concentrations of smartphone users, resulting in an adverse impact on our operating results. While our diversification strategy has tempered the impact of the recent slowing of growth in this market, a continued significant downturn in the smartphone market could continue to have a material adverse effect on our business and operating results.

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

Our effective tax rate is favorably impacted by tax holidays granted to us by certain foreign jurisdictions, which lowers the tax rates we are subject to for a period of time as compared to the countries' statutory tax rates. These tax holidays are subject to the satisfaction of certain conditions, including exceeding certain annual thresholds of operating expenses and gross sales. If we fail to satisfy such conditions, our effective tax rate may be materially adversely impacted. As the result of the rapid decline in demand for global consumer electronics during fiscal 2022, we will not satisfy all of the conditions of our tax holiday in Malaysia that was in effect for 2022. While this did not result in a material adverse impact to our effective tax rate for 2022, if we are unable to re-negotiate our tax holiday in Malaysia, our effective tax rate in future years may be materially negatively impacted. For additional detail, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Moreover, tax rates and laws in the countries where we operate may change, or tax reforms may be enacted domestically or in foreign jurisdictions which may increase tax uncertainty and may adversely affect our liquidity, cash flows, and future reported financial results or our ability to continue to structure and conduct our business as is done currently. For example, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation, treaties, and regulations concerning taxation. In addition, many countries have politically committed to proposed fundamental changes to the international corporate tax system, by the Organization for Economic Co-operation and Development's (the "OECD") Inclusive Framework on Base Erosion and Profit Shifting, including the potential implementation of a minimum tax on global income, amongst other proposals.

Our products are complex and could contain defects, which could result in material costs to us and harm our business, results of operations, and financial condition.

Our products are complex and could contain defects, which could result in material costs to us. Product development in the markets we serve is becoming more focused on audio signal processing for improved audio performance and to enable intelligent and more sophisticated audio solutions. The increasing complexity of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after significant volumes of product have been shipped. This could result in material costs and other adverse consequences to us including, but not limited to: loss of customers, reduced margins, damage to our reputation, a material product recall, replacement costs for product warranty and support, payments to our customers related to recall claims as a result of various industry or business practices, a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and a diversion of the attention of our engineering personnel from our product development efforts. In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into smartphones for the global mobile phone industry involves a high degree of risk that such claims may be made. Due to the complex nature of our products, quality and reliability issues may be identified after significant volumes of a product have been shipped to a large customer. A warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a determination that we have liability or an obligation to cover the costs of a customer product recall, could have a material adverse effect on our business, results of operations, and financial condition.

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

Future events or factors, such as a continued decline in forecasted revenue for our CMM segment, or changes to underlying assumptions used to calculate fair value could result in additional impairment charges which could result in a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2022, the balance of our goodwill, other intangible assets, and long-lived assets was $730.5 million and the total market value of the Company’s outstanding shares was $1.5 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. During the year ended December 31, 2022, we recorded impairment charges of $470.9 million, related to goodwill impairment charges for the CMM segment. For additional detail, see Note 4. Impairment Charges to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Future events or factors considered a change in circumstances may occur which would adversely affect the fair value of the Company's assets and require impairment charges. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

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

We operate in the highly competitive smartphone industry, which requires us to invest significant capital in developing, qualifying, and ramping production of new products without any assurance of product sales. If our new products are not designed into a customer's product or qualified by a customer our operating results could be negatively impacted.

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

Political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are, and could in the future limit or prevent us from transacting business with certain of our customers or suppliers. The U.S. government has made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. In addition to tariffs, China has a stated policy of reducing its dependence on foreign manufacturers and technology companies. As a consequence of such policy, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, which may adversely impact our results of operations and financial condition. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China, or other countries, such as tariffs and sanctions would present particular risks for us that could adversely impact our results of operations and financial condition. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2022, our closing stock price ranged from a high of $23.59 per share to a low of $11.90 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. Our material properties used in connection with manufacturing, sales, research and development, and corporate administrative operations, and the segments served at that facility, are as follows:

Location	Principal Function(s)	Owned or Leased	Segment	Square Footage (in thousands)
Suzhou, China	Manufacturing and administrative	Leased	PD, MSA, CMM	495
Cebu, the Philippines	Manufacturing and administrative	Owned	MSA	215
Penang, Malaysia	Manufacturing and administrative	Owned	MSA, CMM	187
Cazenovia, New York	Manufacturing, research and development, sales, and administrative	Owned	PD	133
Itasca, Illinois	Corporate headquarters, research and development, sales, and administrative	Owned	MSA, CMM	95

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 9, 2023.

Name	Age	Position

Jeffrey S. Niew	56	President & Chief Executive Officer

John S. Anderson	59	Senior Vice President & Chief Financial Officer

Raymond D. Cabrera	56	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	55	Senior Vice President & Chief Operating Officer

Robert J. Perna	59	Senior Vice President, General Counsel & Secretary

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

Holders

The number of holders of record of our common stock as of February 7, 2023 was approximately 750.

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

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2022. As of December 31, 2022, the remaining amount authorized for share repurchases was $145.2 million.

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

Comparison of Cumulative Total Return*
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Knowles Corp.
PHLX / Semiconductor
Dow Jones U.S. Electrical Components & Equipment
Russell 2000

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2017 in Knowles Corporation common stock, the PHLX / Semiconductor Sector Index, Dow Jones U.S. Electrical Components & Equipment, and the Russell 2000. Going forward, the Company intends to replace the PHLX Semiconductor Index used in the performance graph in prior fiscal years with the Dow Jones U.S. Electrical Components & Equipment Index. We selected the Dow Jones U.S. Electrical Components & Equipment Index because we believe there is a more meaningful and representative comparison between our company and the numerous and diversified companies on that index.

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

Our Business

We are a market leader and global provider of advanced micro-acoustic microphones and balanced armature speakers, audio solutions, and high performance capacitors and radio frequency ("RF") filtering products, serving the medtech, defense, consumer electronics, electric vehicle, industrial, and communications markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Our Business Segments

During the fourth quarter of 2022, we determined each operating segment represents a single reportable segment; thus, we now report three segments. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) PD, (ii) MSA, and (iii) CMM. The segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, electric vehicle, and industrial markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures microphones and balanced armature speakers used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

•CMM Segment
Our CMM segment designs and manufactures micro-electro-mechanical systems ("MEMS") microphones and audio solutions used in applications that primarily serve the ear, Internet of Things ("IoT"), computing, and smartphone markets. CMM has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

We sell our products directly to original equipment manufacturers ("OEMs"), their contract manufacturers, suppliers, and through sales representatives and distributors worldwide.

Revenues for the year ended December 31, 2022 were significantly impacted by lower consumer electronics end market demand and an inventory correction in both consumer electronics and hearing health markets in the second half of 2022. As a result, the Company offered financial incentives to customers in the fourth quarter of 2022 for certain dual-sourced products. The Company expects continued weak consumer end market demand and customer inventory adjustments in the first quarter of 2023. The additional revenues as a result of these financial incentives in the fourth quarter of 2022 were less than 2% of revenues for the year ended December 31, 2022 and could have an unfavorable impact to revenues in the first quarter of 2023.

COVID-19 Impact

The COVID-19 pandemic continues to have widespread, rapidly-evolving, and unpredictable impacts in the U.S. and international markets. During 2022, continued containment and mitigation measures, particularly in China, resulted in global business disruption. These measures have impacted our business operations, results of operations, customer demand, and the productivity of our facilities.

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

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 9, 2022.

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

Results of Operations for the Year Ended December 31, 2022 compared with the Year Ended December 31, 2021

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Revenues	$764.7	$868.1	$764.3

Gross profit	$276.3	$359.5	$271.2
Non-GAAP gross profit	$310.1	$362.1	$275.4

(Loss) earnings from continuing operations before interest and income taxes	$(414.3)	$118.8	$27.7
Adjusted earnings from continuing operations before interest and income taxes	$142.4	$174.3	$79.3

Provision (benefit from) for income taxes	$11.9	$(45.6)	$8.4
Non-GAAP provision for income taxes	$19.2	$19.8	$7.1

(Loss) earnings from continuing operations	$(430.1)	$150.2	$2.9
Non-GAAP net earnings	$119.3	$146.9	$63.2

Diluted (loss) earnings per share from continuing operations	$(4.69)	$1.59	$0.03
Non-GAAP diluted earnings per share	$1.26	$1.53	$0.67

Revenues

Revenues for the year ended December 31, 2022 were $764.7 million, compared with $868.1 million for the year ended December 31, 2021, a decrease of $103.4 million or 11.9%. CMM revenues decreased $143.8 million, primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products, partially offset by higher shipping volumes associated with customer incentives. CMM revenues were also impacted by lower average pricing on mature products. MSA revenues decreased $1.4 million, primarily due to lower average pricing on mature products and lower demand for premium audio products, partially offset by higher shipping volumes into the hearing health market, which were associated with customer incentives. PD revenues increased $41.8 million due to growth from the defense, medtech, communications, and industrial markets, along with our acquisition of IMC.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2022 was $456.2 million, compared with $508.6 million for the year ended December 31, 2021, a decrease of $52.4 million or 10.3%. This decrease was primarily due to lower shipping volumes, product cost reductions, benefits of the CMM restructuring actions, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization in our CMM segment.

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

During the year ended December 31, 2022, we committed to two restructuring programs within our CMM segment designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line. These actions were taken in light of the current decline in demand and the reduction in the expected future growth for global consumer electronics. In addition, these restructuring programs further the Company's previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. We recorded restructuring charges of $39.0 million related to these actions and $0.6 million for other costs. In addition, we recorded restructuring charges of $2.2 million to rationalize the Intelligent Audio product line workforce, which is also included within the CMM segment. As a result, we recorded total restructuring charges of $32.2 million within Gross profit and $9.6 million within Operating expenses. For additional information, refer to Note 10. Restructuring and Related Activities to our Consolidated Financial Statements.

During the year ended December 31, 2021, there were $0.5 million in restructuring charges within Operating expenses related to a reduction in workforce. These charges were primarily for actions associated with our Intelligent Audio product line, which is included in our CMM segment.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2022 was $276.3 million, compared with $359.5 million for the year ended December 31, 2021, a decrease of $83.2 million or 23.1%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2022 was 36.1%, compared with 41.4% for the year ended December 31, 2021. The decreases were primarily due to restructuring charges, lower factory capacity utilization in our CMM segment, and lower average pricing on mature products, partially offset by product cost reductions, benefits of the CMM segment restructuring actions, and net favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the year ended December 31, 2022 was $310.1 million, compared with $362.1 million for the year ended December 31, 2021, a decrease of $52.0 million or 14.4%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2022 was 40.6%, compared with 41.7% for the year ended December 31, 2021. The decreases were primarily due to lower factory capacity utilization in our CMM segment and lower average pricing on mature products, partially offset by product cost reductions, benefits of the CMM segment restructuring actions, and net favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2022 and 2021 were $81.7 million and $92.8 million, respectively, a decrease of $11.1 million or 12.0%. Research and development expenses as a percentage of revenues for the years ended December 31, 2022 and 2021 were 10.7%. The decrease in expenses was primarily driven by reduced development activities and lower incentive compensation costs in our CMM segment, partially offset by increased development activities in our PD and MSA segments.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2022 were $128.9 million, compared with $146.4 million for the year ended December 31, 2021, a decrease of $17.5 million or 12.0%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2022 and 2021 were 16.9%. The decrease in expenses were primarily driven by lower incentive compensation costs, intangible amortization, stock-based compensation, a reduction of our deferred compensation liability, and lower legal expenses related to the protection of our intellectual property. For additional information on stock-based compensation, refer to Note 14. Equity Incentive Program to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." These decreases were partially offset by the normal operational expenses related to our IMC acquisition and increased travel activity.

Impairment Charges

Impairment charges for the year ended December 31, 2022 were $470.9 million, related to goodwill impairment charges for the CMM reporting unit. The impairment charges for the year ended December 31, 2021 were $4.0 million and related to facilities in our Intelligent Audio product line. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Interest Expense, net

Interest expense, net for the year ended December 31, 2022 was $3.9 million, compared with $14.2 million for the year ended December 31, 2021, a decrease of $10.3 million or 72.5%. The decrease was primarily due to lower outstanding borrowings. For additional information on borrowings and interest expense, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Other Income, net

Other income for the year ended December 31, 2022 was $0.5 million, compared with income of $3.0 million for the year ended December 31, 2021, a change of $2.5 million. The change is primarily due an adjustment to pre-spin-off pension obligations and the unrealized losses in our investment balances, partially offset by favorable impacts from foreign currency exchange rate changes.

Provision for (Benefit from) Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2022 was (2.8)% or a $11.9 million tax provision, compared with (43.6)% or a $45.6 million tax benefit for the year ended December 31, 2021. The change in the ETR was primarily due to the nondeductible goodwill impairment recorded during 2022 compared to the $59.1 million benefit in 2021 related to the release of a significant portion of the valuation allowance in the U.S. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2022 was 13.9% or a $19.2 million tax provision, compared with 11.9% or a $19.8 million tax provision for the year ended December 31, 2021. The increase in the non-GAAP ETR was primarily due to the mix of earnings and losses by taxing jurisdictions, combined with lowered earnings in taxing jurisdictions with tax holidays.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss and the favorable impact of our tax holidays in Malaysia and China. During the fourth quarter of 2021, our existing significant tax holiday in Malaysia was extended through December 31, 2026, while our tax holiday in China granted during 2022 will expire on December 31, 2023. In order to maintain these reduced rates, the Company is subject to our annual satisfaction of certain conditions. The conditions related to our Chinese holiday were met, however, as a result of the rapid decline in current demand for global consumer electronics during 2022, we will not satisfy all the conditions of our tax holiday in Malaysia. As such, we are not including this tax holiday benefit in our 2022 GAAP effective tax rate. We are currently in appeal discussions with the Malaysian tax authorities regarding revised conditions. The Company has no reason to believe that it will not be successful in negotiating revised conditions with the Malaysian tax authorities to secure a favorable rate in the jurisdiction through 2026. However, there can be no assurance that we will be successful in reaching an agreement with the Malaysian authorities. If we are unsuccessful in reaching an agreement to extend our tax holiday in Malaysia, we anticipate that our effective tax rate in future years will be negatively impacted. For additional information on these tax holidays, see Note 13. Income Taxes to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data."

(Loss) Earnings from Continuing Operations

Loss from continuing operations for the year ended December 31, 2022 was $430.1 million, compared with earnings of $150.2 million for the year ended December 31, 2021, a decrease of $580.3 million. As described above, the decrease is primarily due to increased impairment charges and lower gross profit.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Loss before interest and income taxes from continuing operations for the year ended December 31, 2022 was $414.3 million, compared with earnings of $118.8 million for the year ended December 31, 2021, a decrease of $533.1 million or 448.7%. (Loss) earnings from continuing operations before interest and income taxes ("EBIT") margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2022 was (54.2)%, compared with 13.7% for the year ended December 31, 2021. The decrease was primarily due to increased impairment charges and lower gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2022 was $142.4 million, compared with $174.3 million for the year ended December 31, 2021, a decrease of $31.9 million or 18.3%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2022 was 18.6%, compared with 20.1% for the year ended December 31, 2021. The decrease in Adjusted EBIT and Adjusted EBIT margin was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no activity during 2022. We recorded a tax benefit of $0.2 million for the year ended December 31, 2021, related to the Speaker and Receiver Product Line.

Diluted (Loss) Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted loss per share from continuing operations was $4.69 for the year ended December 31, 2022, compared with earnings of $1.59 for the year ended December 31, 2021, a decrease of $6.28. As described above, the decrease was primarily due to increased impairment charges and lower gross profit.

Non-GAAP diluted earnings per share for the year ended December 31, 2022 was $1.26, compared with $1.53 for the year ended December 31, 2021, a decrease of $0.27. As described above, the decrease was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Gross profit	$276.3	$359.5	$271.2
Stock-based compensation expense	1.6	1.6	1.7
Restructuring charges	32.2	—	2.3
Production transfer costs (2)	—	—	0.2
Other (3)	—	1.0	—
Non-GAAP gross profit	$310.1	$362.1	$275.4

(Loss) earnings from continuing operations	$(430.1)	$150.2	$2.9
Interest expense, net	3.9	14.2	16.4
Provision for (benefit from) income taxes	11.9	(45.6)	8.4
(Loss) earnings from continuing operations before interest and income taxes	(414.3)	118.8	27.7
Stock-based compensation expense	28.6	32.1	17.3
Intangibles amortization expense	12.2	15.9	13.0
Impairment charges	470.9	4.0	7.6
Restructuring charges	41.8	0.5	12.3
Production transfer costs (2)	—	—	0.2
Other (3)	3.2	3.0	1.2
Adjusted earnings from continuing operations before interest and income taxes	$142.4	$174.3	$79.3

Interest expense, net	$3.9	$14.2	$16.4
Interest expense, net non-GAAP reconciling adjustments (4)	—	6.6	7.4
Non-GAAP interest expense	$3.9	$7.6	$9.0

Provision for (benefit from) income taxes	$11.9	$(45.6)	$8.4
Income tax effects of non-GAAP reconciling adjustments (5)	7.3	65.4	(1.3)
Non-GAAP provision for income taxes	$19.2	$19.8	$7.1

(Loss) earnings from continuing operations	$(430.1)	$150.2	$2.9
Non-GAAP reconciling adjustments (6)	556.7	55.5	51.6
Interest expense, net non-GAAP reconciling adjustments (4)	—	6.6	7.4
Income tax effects of non-GAAP reconciling adjustments (5)	7.3	65.4	(1.3)
Non-GAAP net earnings	$119.3	$146.9	$63.2

Diluted (loss) earnings per share from continuing operations	$(4.69)	$1.59	$0.03
Earnings per share non-GAAP reconciling adjustment	5.95	(0.06)	0.64
Non-GAAP diluted earnings per share	$1.26	$1.53	$0.67

Diluted average shares outstanding	91.7	94.7	92.9
Non-GAAP adjustment (7)	2.9	1.1	1.5
Non-GAAP diluted average shares outstanding (7)	94.6	95.8	94.4

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
(3)    In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in the Other (income) expense, net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations. In 2021, Other expenses represent the ongoing net lease cost related to facilities not used in operations and expenses related to the acquisition of IMC by the PD segment. In 2020, Other expenses represent the ongoing net lease cost related to facilities not used in operations and expenses related to shareholder activism.
(4) Under GAAP in effect for the Company through 2021, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion were required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflected the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we were required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due November 1, 2021 that were issued in a private placement in May 2016. The imputed interest rate for the convertible notes was 8.12%, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense was excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense was not indicative of its core, ongoing operating performance.
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

Segment Results of Operations for the Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Precision Devices

	Years Ended December 31,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$242.9		$201.1		$173.1

Earnings from continuing operations before interest and income taxes	$56.1	23.1%	$43.7	21.7%	$31.7	18.3%
Stock-based compensation expense	2.6		2.7		0.8
Intangibles amortization expense	5.8		5.0		2.4
Restructuring charges	—		0.1		0.1
Production transfer costs (1)	—		—		0.2
Other (2)	3.4		1.0		—
Adjusted earnings from continuing operations before interest and income taxes	$67.9	28.0%	$52.5	26.1%	$35.2	20.3%

(1) Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities.
(2) 2022 expenses represent an adjustment to pre-spin-off pension obligations. 2021 expenses relate to the acquisition of IMC.

Revenues

2022 Versus 2021

PD revenues were $242.9 million for the year ended December 31, 2022, compared with $201.1 million for the year ended December 31, 2021, an increase of $41.8 million or 20.8%. Revenues increased due to growth from the defense, medtech, communications, and industrial markets, along with our acquisition of IMC.

2021 Versus 2020

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

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2022 Versus 2021

PD EBIT from continuing operations was $56.1 million for the year ended December 31, 2022, compared with $43.7 million for the year ended December 31, 2021, an increase of $12.4 million or 28.4%. EBIT margin for the year ended December 31, 2022 was 23.1%, compared with 21.7% for the year ended December 31, 2021. The increases were primarily due to higher revenues and higher gross profit margins, partially offset by an increase in operating expenses and an adjustment to pre-spin-off pension obligations. The gross profit margin increase was primarily driven by product cost reductions, contributions from our acquisition of IMC, and favorable product mix.

PD Adjusted EBIT was $67.9 million for the year ended December 31, 2022, compared with $52.5 million for the year ended December 31, 2021, an increase of $15.4 million or 29.3%. Adjusted EBIT margin for the year ended December 31, 2022 was 28.0%, compared with 26.1% for the year ended December 31, 2021. The increases were primarily due to higher revenues and higher non-GAAP gross profit margins, partially offset by an increase in non-GAAP operating expenses. The non-GAAP gross profit margin increase was primarily driven by product cost reductions, contributions from our acquisition of IMC, and favorable product mix.

2021 Versus 2020

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

PD Adjusted EBIT was $52.5 million for the year ended December 31, 2021, compared with $35.2 million for the year ended December 31, 2020, an increase of $17.3 million or 49.1%. Adjusted EBIT margin for the year ended December 31, 2021 was 26.1%, compared with 20.3% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher non-GAAP gross profit margin, and contributions from our acquisition of IMC, partially offset by increases in incentive compensation. The non-GAAP gross profit margin increase was driven by benefits of productivity initiatives, net favorable inventory reserve adjustments, an increase in average selling prices, and higher factory utilization, partially offset by higher precious metals cost and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

MedTech & Specialty Audio

	Years Ended December 31,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$229.9		$231.3		$173.6

Earnings from continuing operations before interest and income taxes	$84.6	36.8%	$77.0	33.3%	$22.3	12.8%
Stock-based compensation expense	2.9		2.4		2.5
Restructuring charges	—		0.1		1.2
Adjusted earnings from continuing operations before interest and income taxes	$87.5	38.1%	$79.5	34.4%	$26.0	15.0%

Revenues

2022 Versus 2021

MSA revenues were $229.9 million for the year ended December 31, 2022, compared with $231.3 million for the year ended December 31, 2021, a decrease of $1.4 million or 0.6%. Revenues decreased primarily due to lower average pricing on mature products and lower demand for premium audio products, partially offset by higher shipping volumes into the hearing health market, which were associated with customer incentives.

2021 Versus 2020

MSA revenues were $231.3 million for the year ended December 31, 2021, compared with $173.6 million for the year ended December 31, 2020, an increase of $57.7 million or 33.2%. Revenues increased primarily due to higher shipping volumes as market conditions improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by increased shipments into the hearing health market, exceeding pre-pandemic levels.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2022 Versus 2021

MSA EBIT from continuing operations was $84.6 million for the year ended December 31, 2022, compared with $77.0 million for the year ended December 31, 2021, an increase of $7.6 million or 9.9%. EBIT margin for the year ended December 31, 2022 was 36.8%, compared with 33.3% for the year ended December 31, 2021. The increases were primarily due to higher gross profit margin and a reduction in legal expenses in connection with the protection of our intellectual property. The higher gross profit margin was driven by product cost reductions, favorable foreign currency exchange rate changes, and product mix, partially offset by lower average pricing on mature products, inflationary impacts, and increased depreciation expense.

MSA Adjusted EBIT was $87.5 million for the year ended December 31, 2022, compared with $79.5 million for the year ended December 31, 2021, an increase of $8.0 million or 10.1%. Adjusted EBIT margin for the year ended December 31, 2022 was 38.1%, compared with 34.4% for the year ended December 31, 2021. The increases were primarily due to higher non-GAAP gross profit margin and a reduction in legal expenses in connection with the protection of our intellectual property. The higher non-GAAP gross profit margin was driven by product cost reductions, favorable foreign currency exchange rate changes, and product mix, partially offset by lower average pricing on mature products, inflationary impacts, and increased depreciation expense.

2021 Versus 2020

MSA EBIT from continuing operations was $77.0 million for the year ended December 31, 2021, compared with $22.3 million for the year ended December 31, 2020, an increase of $54.7 million or 245.3%. EBIT margin for the year ended December 31, 2021 was 33.3%, compared with 12.8% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, and lower legal expenses in connection with the protection of our intellectual property, partially offset by increases in incentive compensation. The gross profit margin increase was driven by favorable product mix, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

MSA Adjusted EBIT was $79.5 million for the year ended December 31, 2021, compared with $26.0 million for the year ended December 31, 2020, an increase of $53.5 million or 205.8%. Adjusted EBIT margin for the year ended December 31, 2021 was 34.4%, compared with 15.0% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher non-GAAP gross profit margin, and lower legal expenses in connection with the protection of our intellectual property, partially offset by increases in incentive compensation. The non-GAAP gross profit margin increase was driven by favorable product mix, product cost reductions, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity has improved due to our factories returning to pre-pandemic production levels.

Consumer MEMS Microphones

	Years Ended December 31,
(in millions)	2022	Percent of Revenues	2021	Percent of Revenues	2020	Percent of Revenues
Revenues	$291.9		$435.7		$417.6

(Loss) earnings from continuing operations before interest and income taxes	$(504.5)	(172.8)%	$60.0	13.8%	$22.6	5.4%
Stock-based compensation expense	6.2		7.5		8.1
Intangibles amortization expense	6.4		10.9		10.6
Impairment charges	470.9		4.0		7.6
Restructuring charges	41.2		0.3		9.3
Other (1)	(0.2)		1.4		0.8
Adjusted earnings from continuing operations before interest and income taxes	$20.0	6.9%	$84.1	19.3%	$59.0	14.1%

(1) In 2022, 2021, and 2020, Other represents the ongoing net lease cost (income) related to facilities not used in operations.

Revenues

2022 Versus 2021

CMM revenues were $291.9 million for the year ended December 31, 2022, compared with $435.7 million for the year ended December 31, 2021, a decrease of $143.8 million or 33.0%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, computing, and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products, partially offset by higher shipping volumes associated with customer incentives. Revenues were also impacted by lower average pricing on mature products.

2021 Versus 2020

CMM revenues were $435.7 million for the year ended December 31, 2021, compared with $417.6 million for the year ended December 31, 2020, an increase of $18.1 million or 4.3%. Revenues increased primarily due to higher shipping volumes as market conditions improved from 2020, which was negatively impacted by the COVID-19 pandemic. The higher volumes were driven by increased shipments into the IoT and computing markets, with the computing market benefiting from the work-from-home and remote-learning trends. The increased demand was partially offset by lower average pricing on mature products and supply constraints.

(Loss) Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2022 Versus 2021

CMM loss before interest and income taxes from continuing operations was $504.5 million for the year ended December 31, 2022, compared with EBIT of $60.0 million for the year ended December 31, 2021, a decrease of $564.5 million or 940.8%. EBIT margin for the year ended December 31, 2022 was a loss of 172.8%, compared to 13.8% for the year ended December 31, 2021. The decrease was primarily due to higher impairment charges, lower revenues, increased restructuring charges, and lower gross profit margin, partially offset by lower operating expenses and reduced intangible amortization. The lower gross profit margin was driven by increased restructuring charges, lower factory capacity utilization, unfavorable product mix, and lower average pricing on mature products, partially offset by benefits of the restructuring actions, favorable foreign currency exchange rate changes, and product cost reductions.

CMM Adjusted EBIT was $20.0 million for the year ended December 31, 2022, compared with $84.1 million for the year ended December 31, 2021, a decrease of $64.1 million or 76.2%. Adjusted EBIT margin for the year ended December 31, 2022 was 6.9%, compared with 19.3% for the year ended December 31, 2021. The decrease was primarily due to lower revenues and lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization, unfavorable product mix, and lower average pricing on mature products, partially offset by benefits of the restructuring actions, favorable foreign currency exchange rate changes, and product cost reductions.

2021 Versus 2020

CMM EBIT from continuing operations was $60.0 million for the year ended December 31, 2021, compared with $22.6 million for the year ended December 31, 2020, an increase of $37.4 million or 165.5%. EBIT margin for the year ended December 31, 2021 was 13.8%, compared to 5.4% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher gross profit margin, lower restructuring charges, reduced operating expenses, and a reduction of impairment charges. The gross profit margin increase was driven by product cost reductions, favorable product mix, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity improved due to our factories returning to pre-pandemic production levels. Our reduction in operating costs was primarily driven by headcount reductions in our Intelligent Audio product line.

CMM Adjusted EBIT was $84.1 million for the year ended December 31, 2021, compared with $59.0 million for the year ended December 31, 2020, an increase of $25.1 million or 42.5%. Adjusted EBIT margin for the year ended December 31, 2021 was 19.3%, compared with 14.1% for the year ended December 31, 2020. The increases were primarily due to increased revenues, higher non-GAAP gross profit margin, and reduced non-GAAP operating expenses. The non-GAAP gross profit margin increase was driven by product cost reductions, favorable product mix, and higher factory capacity utilization, partially offset by lower average pricing on mature products and unfavorable foreign currency exchange rate changes. Our 2021 plant productivity improved due to our factories returning to pre-pandemic production levels. Our reduction in non-GAAP operating expenses was primarily driven by headcount reductions in our Intelligent Audio product line.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $48.2 million and $68.9 million at December 31, 2022 and 2021, respectively. Of these amounts, cash held by our non-U.S. operations totaled $40.0 million and $64.9 million as of December 31, 2022 and 2021, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

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

On September 4, 2020, we entered into a Credit Agreement (the "2020 Credit Agreement"), which provided for a senior secured revolving credit facility (the "2020 Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. At any time during the term of the 2020 Credit Facility, we were permitted to increase the commitments under the 2020 Credit Facility or to establish one or more incremental term loan facilities under the 2020 Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the 2020 Credit Facility were set to terminate, and loans outstanding thereunder were set to mature, on January 2, 2024. On February 8, 2023 we entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that, among other things, amends and restates the 2020 Credit Agreement and extends the maturity date of the 2020 Credit Facility to February 8, 2028. For additional information, refer to Note 12. Borrowings and Note 20. Subsequent Events to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2022, 2021, and 2020 we repurchased 2,339,045, 2,139,413, and 1,078,363 shares of common stock, respectively, for a total of $44.0 million, $44.5 million, and $16.2 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net cash flows provided by (used in):
Operating activities	$86.3	$182.1	$128.1
Investing activities	(32.7)	(129.6)	(35.1)
Financing activities	(73.2)	(131.4)	(23.9)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	0.3
Net (decrease) increase in cash and cash equivalents	$(20.7)	$(78.9)	$69.4

Operating Activities

Cash provided by operating activities reflects net earnings adjusted for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, restructuring charges, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to the lower net earnings compared to the prior period and the unfavorable changes in working capital. The lower net earnings were largely driven by lower revenues and the unfavorable changes in working capital were primarily driven by a decrease in accounts payable, partially offset by a decrease in accounts receivable. These working capital changes are attributable to the timing of vendor payments and lower customer demand in the fourth quarter. In addition, incentive compensation payments were larger in 2022 when compared to 2021.

Investing Activities

Cash used in investing activities is primarily used for capital expenditures and acquisitions. Capital expenditures support our manufacturing capacity expansion, development of new products, advances in our technology, future growth, and achievement of operating efficiencies. Capital expenditures were $32.1 million and $48.6 million for the years ended December 31, 2022 and 2021, respectively. The cash used in investing activities during 2022 was primarily driven by capital expenditures to support our development of new products and operating efficiencies. The cash used in investing activities during 2021 was driven by the acquisition of IMC and capital expenditures to support our manufacturing capacity expansion. Our investment activities in 2022 and 2021 were funded by our positive cash flow from operating activities.

Our 2022 and 2021 capital expenditures as a percentage of revenues were 4.2% and 5.6%, respectively. In 2023, we expect capital expenditures to be in the range of 4.0% to 5.0% of revenues. We expect to fund these capital expenditures through our existing cash balances and cash flows from operating activities.

Financing Activities

Cash used in financing activities during 2022 is primarily related to the $44.0 million of repurchases of common stock, $25.0 million net repayment of revolving credit facility, and the $6.9 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $7.5 million from the exercise of options. Cash used in financing activities during 2021 was primarily related to the $172.5 million principal payment on the convertible senior notes, the $44.5 million used to repurchase shares of our common stock in the open market, and the $7.7 million payment of taxes related to net share settlement of equity awards, partially offset by the $70.0 million of borrowings under our revolving credit facility and proceeds of $25.6 million from the exercise of options.

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

Our PD segment is not typically subject to seasonality. Our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year, while our CMM segment, which serves the consumer electronics market, varies based on the timing of OEM product launches and can impact our quarterly revenues, earnings, and cash flow.

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2022	2021	2020
Cash flow provided by operating activities	$86.3	$182.1	$128.1
Less: Capital expenditures	(32.1)	(48.6)	(31.9)
Free cash flow	$54.2	$133.5	$96.2
Free cash flow as a percentage of revenues	7.1%	15.4%	12.6%

In 2022, we generated free cash flow of $54.2 million, representing 7.1% of revenues, compared to free cash flow in 2021 of $133.5 million, representing 15.4% of revenues. The decrease in free cash flow in 2022 compared to 2021 was primarily due to lower net earnings and the unfavorable changes in working capital, partially offset by a decrease in capital expenditures.

Contingent Obligations

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of its business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual obligations and commitments as of December 31, 2022 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$45.0	$—	$45.0	$—	$—
Operating leases (2)	16.0	8.8	6.2	1.0	—
Purchase obligations (3)	61.6	61.6	—	—	—
Finance leases (2)	4.1	2.5	1.5	0.1	—
Total obligations	$126.7	$72.9	$52.7	$1.1	$—

(1) Relates to the maturity of indebtedness under our 2020 Credit Facility; does not give effect to any early repayment of or future amounts which may be drawn. See Note 20. Subsequent Events to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, and the Philippine peso. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our pre-tax earnings by approximately $19.2 million, excluding the impact of our hedging program. See Note 11. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2022, 2021, and 2020, Apple Inc. accounted for approximately 15%, 16%, and 23% of our total revenues, respectively. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

Borrowings under our 2020 Credit Facility are at variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of December 31, 2022 would increase our annual interest expense by approximately $0.5 million.

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

Goodwill: The Company tests goodwill for impairment annually as of October 1, or more frequently if there are events or circumstances indicating it is more likely than not that the carrying value of individual reporting units may exceed their respective fair values. Recoverability of goodwill is measured at the reporting unit level. The Company’s three reporting units are PD, MSA, and CMM. The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value.

During the second quarter of 2022, the Company identified a triggering event requiring an interim impairment assessment for the CMM reporting unit, which resulted in a goodwill impairment charge of $239.8 million. This reporting unit was previously referred to as "Mobile Consumer Electronics" or "MCE" prior to the change in the Company's reportable segments in the fourth quarter of 2022. This triggering event occurred due to the identification of a rapid decline in current demand and a reduction in the expected future growth rate for global consumer electronics, which resulted in reductions to forecasted revenue and terminal growth rates and profit margins. During the fourth quarter of 2022, the Company identified an additional triggering event requiring an impairment assessment of the CMM reporting unit, which resulted in a goodwill impairment charge of $231.1 million. This triggering event occurred due to the identification of further declines in forecasted demand for global consumer electronics in the near term, resulting in reductions to forecasted revenue and profit margins. In addition, the Company’s assumptions for weighted average cost of capital and income tax rates increased as a result of rising interest rates and not satisfying certain tax holiday conditions. The goodwill impairment charges are presented within Impairment charges in Operating expenses on the Consolidated Statements of Earnings. No goodwill impairment charges were recorded during the years ended December 31, 2021 or 2020.

Fair value was estimated using a discounted cash flow model that included market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determination of appropriate discount rates, and other assumptions which were considered reasonable in the discounted cash flow analysis. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. The fair value measurements for reporting units are based on significant unobservable inputs.

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future.

As of December 31, 2022, the carrying value of goodwill was $471.0 million, of which $270.1 million relates to the CMM reporting unit. As a result of the impairment charges recorded in 2022, the carrying value of the CMM reporting unit currently approximates its fair value.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the evolving macroeconomic landscape. Rising interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units. Additionally, high inflation could negatively impact the consumer electronics market.

Holding all other assumptions used in the 2022 fair value measurement constant, changes in the assumptions below would reduce fair value of the CMM reporting unit and result in impairment charges of approximately:

1% increase in the weighted-average cost of capital	$41.9
1% reduction in revenue growth	$40.2
1% reduction in EBITDA margin	$29.2
The MSA and PD reporting units comprised the remaining goodwill at December 31, 2022. As of the 2022 fair value measurement date the estimated fair value of each of these reporting units exceeded the carrying values by at least 230%. Excluding the CMM reporting unit, holding all other assumptions used in the 2022 fair value measurement constant, a 1% increase in the weighted-average cost of capital, a 1% reduction in revenue growth, or a 1% reduction in EBITDA margin assumption for our MSA and PD reporting units would not result in any impairment.

Other Intangible and Long-Lived Assets: Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. We recorded impairment charges of $4.0 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively, related to facilities in our Intelligent Audio product line. Estimation of future cash flows requires judgment and actual results may differ from estimated amounts, which could result in impairment charges in the future. No impairment of other intangible or long-lived assets was recorded for the year ended December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

47	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
49	Consolidated Statements of Earnings
50	Consolidated Statements of Comprehensive Earnings
51	Consolidated Balance Sheets
52	Consolidated Statements of Stockholders' Equity
53	Consolidated Statements of Cash Flows
54	Notes to Consolidated Financial Statements
88	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Consumer MEMS Microphones (CMM) Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $471.0 million as of December 31, 2022, of which the goodwill associated with the CMM reporting unit was $270.1 million. As disclosed by management, the Consumer MEMS Microphones (CMM) reporting unit was previously referred to as Mobile Consumer Electronics (MCE) prior to the change in the Company’s reportable segments in the fourth quarter of 2022. The Company had no change in its reporting units as a result of the change in its reportable segments. Management performs its annual impairment assessment in the fourth quarter of each year on October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Fair value is estimated using a discounted cash flow model. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. The Company recorded goodwill impairment charges totaling $470.9 million for the CMM reporting unit for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the CMM reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the CMM reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, terminal growth rate, profit margins, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the CMM reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the CMM reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue, terminal growth rate, profit margins, and the weighted average cost of capital. Evaluating management’s significant assumptions related to forecasted revenue, terminal growth rate, and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the CMM reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the terminal growth rate and weighted average cost of capital significant assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2023

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues	$764.7	$868.1	$764.3
Cost of goods sold	456.2	508.6	490.8
Restructuring charges - cost of goods sold	32.2	—	2.3
Gross profit	276.3	359.5	271.2
Research and development expenses	81.7	92.8	92.9
Selling and administrative expenses	128.9	146.4	131.5
Impairment charges	470.9	4.0	7.6
Restructuring charges	9.6	0.5	10.0
Operating expenses	691.1	243.7	242.0
Operating (loss) earnings	(414.8)	115.8	29.2
Interest expense, net	3.9	14.2	16.4
Other (income) expense, net	(0.5)	(3.0)	1.5
(Loss) earnings before income taxes and discontinued operations	(418.2)	104.6	11.3
Provision for (benefit from) income taxes	11.9	(45.6)	8.4
(Loss) earnings from continuing operations	(430.1)	150.2	2.9
Earnings from discontinued operations, net	—	0.2	3.7
Net (loss) earnings	$(430.1)	$150.4	$6.6

(Loss) earnings per share from continuing operations:
Basic	$(4.69)	$1.63	$0.03
Diluted	$(4.69)	$1.59	$0.03

Earnings per share from discontinued operations:
Basic	$—	$—	$0.04
Diluted	$—	$—	$0.04

Net (loss) earnings per share:
Basic	$(4.69)	$1.63	$0.07
Diluted	$(4.69)	$1.59	$0.07

Weighted-average common shares outstanding:
Basic	91.7	92.3	91.7
Diluted	91.7	94.7	92.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net (loss) earnings	$(430.1)	$150.4	$6.6

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(23.2)	(3.6)	13.8

Employee benefit plans:
Actuarial gains (losses) and prior service costs arising during period	0.3	4.3	(4.0)
Amortization or settlement of actuarial losses and prior service costs	0.5	0.7	0.6
Net change in employee benefit plans	0.8	5.0	(3.4)

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(2.8)	0.3	2.0
Net losses (gains) reclassified into earnings	3.5	(1.6)	(0.9)
Total cash flow hedges	0.7	(1.3)	1.1

Other comprehensive (loss) earnings, net of tax	(21.7)	0.1	11.5

Comprehensive (loss) earnings	$(451.8)	$150.5	$18.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$48.2	$68.9
Receivables, net of allowances of $1.1 and $0.2	134.7	146.6
Inventories, net	169.5	153.1
Prepaid and other current assets	10.0	11.7
Total current assets	362.4	380.3
Property, plant, and equipment, net	161.8	200.8
Goodwill	471.0	941.3
Intangible assets, net	85.1	97.3
Operating lease right-of-use assets	12.6	17.4
Other assets and deferred charges	91.0	94.5
Total assets	$1,183.9	$1,731.6

Current liabilities:
Accounts payable	$41.4	$90.9
Accrued compensation and employee benefits	26.9	42.8
Operating lease liabilities	8.4	11.4
Other accrued expenses	19.9	19.4
Federal and other taxes on income	2.5	1.7
Total current liabilities	99.1	166.2
Long-term debt	45.0	70.0
Deferred income taxes	0.9	0.6
Long-term operating lease liabilities	7.2	14.7
Other liabilities	38.8	20.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 96,431,604 and 91,078,376 shares issued and outstanding at December 31, 2022, respectively, and 95,112,778 and 91,894,980 shares issued and outstanding at December 31, 2021, respectively	1.0	1.0
Treasury stock - at cost; 5,353,228 and 3,217,798 shares at December 31, 2022 and 2021, respectively	(103.3)	(62.4)
Additional paid-in capital	1,665.5	1,639.4
Accumulated deficit	(448.2)	(18.1)
Accumulated other comprehensive loss	(122.1)	(100.4)
Total stockholders' equity	992.9	1,459.5
Total liabilities and stockholders' equity	$1,183.9	$1,731.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2020	91,701,745	$0.9	—	$—	$1,574.7	$(175.1)	$(112.0)	$1,288.5

Net earnings	—	—	—	—	—	6.6	—	6.6
Other comprehensive earnings, net of tax	—	—	—	—	—	—	11.5	11.5
Repurchase of common stock	—	—	(1,078,363)	(16.2)	—	—	—	(16.2)
Stock-based compensation expense	—	—	—	—	17.3	—	—	17.3
Exercise of stock options and other	141,336	—	—	—	1.9	—	—	1.9
Restricted and performance stock unit settlement, net of tax	846,831	—	—	—	(6.1)	—	—	(6.1)
Balance at December 31, 2020	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5

Net earnings	—	—	—	—	—	150.4	—	150.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock	—	—	(2,139,413)	(44.5)	—	—	—	(44.5)
Stock-based compensation expense	—	—	—	—	32.1	—	—	32.1
Exercise of stock options	1,540,314	0.1	—	—	25.5	—	—	25.6
Conversion of convertible senior notes	—	—	363,579	5.9	(5.9)	—	—	—
Exercise of convertible note hedges	—	—	(363,601)	(7.6)	7.6	—	—	—
Restricted and performance stock unit settlement, net of tax	882,552	—	—	—	(7.7)	—	—	(7.7)
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5

Net loss	—	—	—	—	—	(430.1)	—	(430.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21.7)	(21.7)
Repurchase of common stock	—	—	(2,339,045)	(44.0)	—	—	—	(44.0)
Stock-based compensation expense	—	—	—	—	28.6	—	—	28.6
Exercise of stock options	643,911	—	—	—	7.5	—	—	7.5
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	674,915	—	—	—	(6.9)	—	—	(6.9)
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Operating Activities
Net (loss) earnings	$(430.1)	$150.4	$6.6
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	53.9	62.5	60.6
Stock-based compensation	28.6	32.1	17.3
Impairment charges	470.9	4.0	7.6
Non-cash restructuring charges	13.5	—	—
Non-cash interest expense and amortization of debt issuance costs	0.7	8.0	8.9
Deferred income taxes	1.6	(61.2)	(2.6)
Write-off of fixed assets	—	—	1.7
Loss on disposal of fixed assets	0.5	—	0.3
Other, net	(5.9)	—	5.0
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	11.1	(12.3)	29.0
Inventories, net	(22.8)	(20.7)	16.7
Prepaid and other current assets	2.0	(2.9)	(0.1)
Accounts payable	(41.2)	17.2	(17.5)
Accrued compensation and employee benefits	(15.0)	11.9	(2.1)
Other accrued expenses	(0.3)	1.8	2.6
Accrued taxes	1.3	(1.1)	(5.8)
Other non-current assets and non-current liabilities	17.5	(7.6)	(0.1)
Net cash provided by operating activities	86.3	182.1	128.1

Investing Activities
Acquisitions of business (net of cash acquired)	(0.7)	(78.5)	—
Capital expenditures	(32.1)	(48.6)	(31.9)
Proceeds from the sale of property, plant, and equipment	0.1	0.6	0.3
Purchase of investments	(0.4)	(3.5)	(3.5)
Proceeds from the sale of investments	0.4	0.4	—
Net cash used in investing activities	(32.7)	(129.6)	(35.1)

Financing Activities
Principal payments on convertible senior notes	—	(172.5)	—
Payments under revolving credit facility	(48.0)	—	(100.0)
Borrowings under revolving credit facility	23.0	70.0	100.0
Proceeds from exercise of stock-based awards	7.5	25.6	1.8
Repurchase of common stock	(44.0)	(44.5)	(16.2)
Payments of debt issuance costs	—	—	(1.4)
Tax on stock option exercises and restricted and performance stock unit vesting	(6.9)	(7.7)	(6.1)
Payments of finance lease obligations	(4.8)	(2.3)	(2.0)
Net cash used in financing activities	(73.2)	(131.4)	(23.9)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	0.3

Net (decrease) increase in cash and cash equivalents	(20.7)	(78.9)	69.4
Cash and cash equivalents at beginning of period	68.9	147.8	78.4
Cash and cash equivalents at end of period	$48.2	$68.9	$147.8

Supplemental information - cash paid during the year for:
Income taxes	$6.2	$16.1	$16.8
Interest	$3.6	$7.4	$8.1

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2022, 2021, and 2020, we repurchased 2,339,045, 2,139,413, and 1,078,363 shares of common stock, respectively, for a total of $44.0 million, $44.5 million, and $16.2 million, respectively.

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

Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units - Precision Devices ("PD"), MedTech & Specialty Audio ("MSA"), and Consumer MEMS Microphones ("CMM.") The goodwill balances associated with PD, MSA, and CMM were $63.2 million, $137.7 million, and $270.1 million, respectively, as of December 31, 2022. As discussed in Note 18. Segment Information, in the fourth quarter of 2022, the Company determined that each of its three operating segments represents a single reportable segment (compared to the two reportable segments disclosed previously). The Company had no change in its reporting units as a result of the change in its reportable segments.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts.

The fair value of the PD and MSA reporting units exceeded their carrying values by at least 230%, resulting in no goodwill impairment charges. The Company recorded goodwill impairment charges totaling $470.9 million for the CMM reporting unit for the year ended December 31, 2022. See Note 4. Impairment Charges. No goodwill impairment charges were recorded for the years ended December 31, 2021 and 2020.

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

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived trademarks was indicated for the years ended December 31, 2022, 2021, or 2020.

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

The Company recorded impairment charges for its long-lived assets of $4.0 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively. There were no impairments of long-lived assets recorded during the year ended December 31, 2022. See Note 4. Impairment Charges for additional details.

Other Assets and Deferred Charges - Investments in mutual funds of $5.0 million and $6.4 million are included in Other assets and deferred charges as of December 31, 2022 and 2021, respectively. These investments are carried at fair value based on quoted prices for identical assets in active markets, resulting in classification within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net. Other assets and deferred charges also include non-current deferred tax assets.

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
Revenue Recognition - Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2022 and 2021, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.4 million, $5.0 million, and $4.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. Returns and allowances totaled $7.1 million, $4.3 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Receivables, net from contracts with customers were $125.7 million and $137.7 million as of December 31, 2022 and 2021, respectively. See Note 18. Segment Information for disclosures regarding the disaggregation of revenues.

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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at December 31, 2022, 2021, and 2020 were $1.1 million, $5.4 million, and $2.0 million, respectively. These non-cash amounts are not reflected as Capital expenditures within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

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
(1) The Company recorded tax benefits for refunds received during 2021 and 2020 related to the Speaker and Receiver Product Line and Timing Device Business, respectively.

Discontinued operations had no impact on the Company's results of operations for the year ended December 31, 2022. There were no assets and liabilities of discontinued operations as of December 31, 2022 and 2021.

3. Acquisition

On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC") for $81.4 million. During the first quarter of 2022, the Company recorded a purchase price adjustment of $0.7 million that was paid during the second quarter of 2022. The adjustment, which did not impact the Consolidated Statements of Earnings, resulted in an increase to goodwill of $0.7 million. The acquired business provides RF filters to the defense, industrial, and communications markets. The transaction was accounted for under the acquisition method of accounting and the results of operations are included in the Consolidated Financial Statements from the date of acquisition in the Precision Devices ("PD") segment. Included in the Consolidated Statements of Earnings are IMC’s revenues and loss before income taxes of $11.2 million and $0.3 million, respectively, from the date of acquisition through December 31, 2021.

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

During the second quarter of 2022, the Company identified a triggering event requiring an interim impairment assessment for the CMM reporting unit, which resulted in a goodwill impairment charge of $239.8 million The triggering event occurred due to the identification of a rapid decline in current demand and a reduction in the expected future growth rate for global consumer electronics, which resulted in reductions to forecasted revenue and terminal growth rates and profit margins.

Additionally, during the fourth quarter of 2022, the Company identified another triggering event requiring an impairment assessment of the CMM reporting unit, which resulted in a goodwill impairment charge of $231.1 million. This triggering event occurred due to the identification of further declines in forecasted demand for global consumer electronics, resulting in reductions to forecasted revenue and profit margins. In addition, the Company’s assumptions for weighted average cost of capital and income tax rates increased as a result of rising interest rates and not satisfying certain tax holiday conditions. The goodwill impairment charges are presented within Impairment charges in Operating expenses on the Consolidated Statements of Earnings. No goodwill impairment charges were recorded during the years ended December 31, 2021 or 2020.

Fair value was estimated using a discounted cash flow model that included the Company's market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which were considered reasonable and inherent in the discounted cash flow analysis. The fair value estimate was based on known or knowable information at the assessment date. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. The fair value measurements for reporting units are based on significant unobservable inputs, and thus represent Level 3 inputs.

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Asset Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California during the third quarter of 2020, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the CMM segment. Based on an assessment of market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $5.4 million within Impairment charges in Operating expenses during the year ended December 31, 2020. During the third quarter of 2021, the Company determined that the remaining carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $3.2 million within Impairment charges in Operating expenses during the year ended December 31, 2021.

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

If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2022	December 31, 2021
Raw materials	$116.1	$89.6
Work in progress	28.3	33.6
Finished goods	62.8	66.7
Subtotal	207.2	189.9
Less reserves	(37.7)	(36.8)
Total	$169.5	$153.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2022	December 31, 2021
Land	$12.5	$12.9
Buildings and improvements	114.6	119.3
Machinery, equipment, and other	531.2	575.0
Subtotal	658.3	707.2
Less accumulated depreciation	(496.5)	(506.4)
Total	$161.8	$200.8

Depreciation expense totaled $41.7 million, $46.6 million, and $47.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2022 and 2021 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Consumer MEMS Microphones	Total
Balance at January 1, 2021	$31.2	$137.7	$741.1	$910.0
Acquisitions	31.3	—	—	31.3
Balance at December 31, 2021	62.5	137.7	741.1	941.3
Impairment charges (1)	—	—	(470.9)	(470.9)
Purchase price adjustment	0.7	—	—	0.7
Foreign currency translation	—	—	(0.1)	(0.1)
Balance at December 31, 2022	$63.2	$137.7	$270.1	$471.0
(1) During the year ended December 31, 2022 the Company recorded total goodwill impairment charges of $470.9 million. See Note 4. Impairment Charges for more information.

MSA and CMM were previously aggregated as one reportable segment, "Audio." Subsequent to the Company's change in reportable segments in the fourth quarter of 2022 (as discussed in Note 18. Segment Information), the Company allocated goodwill to MSA and CMM based on the historical balances for each respective business unit. The Company had no change in its reporting units as a result of the change in its reportable segments in 2022.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2022		December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.8	$2.0	$0.6
Customer relationships	36.4	10.3	36.4	5.9
Developed technology	45.4	20.1	45.4	13.2
Other	2.4	1.9	2.4	1.2
Total	86.2	33.1	86.2	20.9
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$85.1		$97.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 6.8 years, customer relationships at 6.1 years, developed technology at 4.5 years, and other at 8.2 years. The weighted average remaining useful life in total for all amortizable intangible assets was 5.4 years as of December 31, 2022.

Total amortization expense for the years ended December 31, 2022, 2021, and 2020 was $12.2 million, $15.9 million, and $13.0 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
2023	$11.6
2024	11.6
2025	11.2
2026	5.3
2027	5.3
2028 and thereafter	8.1
Total	$53.1

8. Leases

The Company has leases for manufacturing, sales, support, and engineering facilities, certain manufacturing and office equipment, and vehicles. The majority of the leases have remaining terms of 1 to 5 years, some of which include options to extend the leases for up to 6 years, and some of which include options to terminate the leases within 1 year. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain facilities to third parties.

The following table details the components of lease cost:

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost (1)	$8.2	$9.9	$9.9
Finance lease cost:
Amortization of right-of-use assets	2.3	2.3	2.1
Interest on lease liabilities	0.3	0.4	0.5
Sublease income	(3.5)	(3.0)	(3.0)
Total lease cost	$7.3	$9.6	$9.5
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2022	December 31, 2021
Finance lease right-of-use assets	Property, plant, and equipment, net	$5.3	$8.1

Current finance lease liabilities	Other accrued expenses	$2.5	$2.7
Long-term finance lease liabilities	Other liabilities	1.4	3.6
Total finance lease liabilities		$3.9	$6.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents supplemental cash flow information related to leases:

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.4	$10.2	$9.6
Operating cash flows from finance leases	0.3	0.4	0.5
Financing cash flows from finance leases	4.8	2.3	2.0
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2.0	$6.5	$2.2
Finance leases	0.4	0.3	0.1

The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	2.5	3.1
Finance leases	2.2	3.1
Weighted-average discount rate:
Operating leases	3.4%	3.8%
Finance leases	5.3%	5.4%

The following table details maturities of lease liabilities as of December 31, 2022:

(in millions)	Operating Leases	Finance Leases
2023	$8.8	$2.5
2024	4.2	1.4
2025	2.0	0.1
2026	0.7	0.1
2027	0.3	—
2028 and thereafter	—	—
Total lease payments	16.0	4.1
Less interest	(0.4)	(0.2)
Present value of lease liabilities	$15.6	$3.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2022	December 31, 2021
Sales volume rebates	$4.0	$4.9
Restructuring and exit costs	4.0	0.4
Current finance lease liabilities	2.5	2.7
Accrued taxes other than income taxes	1.8	4.2
Accrued insurance	1.6	1.7
Hedging liability	0.8	0.2
Warranty	0.4	0.5
Other	4.8	4.8
Total	$19.9	$19.4

The following table details the major components of other liabilities:

(in millions)	December 31, 2022	December 31, 2021
Restructuring and exit costs	$18.7	$—
Deferred compensation, including defined benefit plans	12.9	13.9
Unrecognized tax benefits	2.5	2.0
Unearned/deferred revenue	2.5	—
Long-term finance lease liabilities	1.4	3.6
Other	0.8	1.1
Total	$38.8	$20.6

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Beginning balance, January 1	$0.5	$0.4	$0.9
Provision for warranties	0.6	1.0	3.8
Settlements made	(0.5)	(0.9)	(4.3)
Ending balance, December 31	$0.4	$0.5	$0.4

10. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2022, the Company restructured its MEMS microphones product line through two restructuring programs, which are included within the CMM segment. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. During the year ended December 31, 2022, the Company recorded restructuring charges of $39.0 million related to this action, including $21.1 million for the settlement of supplier obligations, $13.5 million in fixed asset write-off costs, and $4.4 million in severance pay and benefits.

In addition, during the year ended December 31, 2022, the Company recorded restructuring charges of $2.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the CMM segment, and $0.6 million for other costs.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022 the Company recorded total restructuring charges within Gross profit of $32.2 million, primarily for the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay associated with the MEMS microphones product line. During the year ended December 31, 2021, the Company recorded restructuring charges within Operating expenses of $9.6 million primarily for the settlement of supplier obligations and severance pay and benefits associated with the MEMS microphones product line and other actions to rationalize the Intelligent Audio product line workforce.

No restructuring charges were recorded within Gross profit for the year ended December 31, 2021. During the year ended December 31, 2021, the Company recorded restructuring charges within Operating expenses of $0.5 million. These charges were primarily for actions associated with the Intelligent Audio product line, which is included within the CMM segment.

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

In addition, during the year ended December 31, 2020, the Company recorded restructuring charges of $4.0 million for severance pay and benefits primarily to rationalize the remaining CMM segment workforce as a direct result of the lower demand the Company experienced due to the COVID-19 pandemic.

During the year ended December 31, 2020, the Company recorded total restructuring charges within Gross profit of $2.3 million, primarily for fixed asset write-off costs and severance pay and benefits associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining CMM segment workforce. The Company also recorded total restructuring charges within Operating expenses of $10.0 million, primarily for severance pay and benefits and contract termination costs associated with the restructuring of the Intelligent Audio product line and other actions to rationalize the remaining CMM segment workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2022	2021	2020
Precision Devices	$—	$0.1	$0.1
MedTech & Specialty Audio	—	0.1	1.2
Consumer MEMS Microphones	41.2	0.3	9.3
Corporate	0.6	—	1.7
Total	$41.8	$0.5	$12.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2020	$1.4	$—	$1.4
Restructuring charges	9.4	1.2	10.6
Payments	(8.9)	(0.5)	(9.4)
Balance at December 31, 2020	1.9	0.7	2.6
Restructuring charges	0.5	—	0.5
Payments	(2.0)	(0.7)	(2.7)
Balance at December 31, 2021	0.4	—	0.4
Restructuring charges	6.6	35.2	41.8
Payments	(6.2)	(1.6)	(7.8)
Other, including foreign currency (1)	0.1	(11.8)	(11.7)
Balance at December 31, 2022	$0.9	$21.8	$22.7
(1) Other activity includes the non-cash disposal of fixed assets of $13.5 million within the MEMS microphones product line.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2022	December 31, 2021
Other accrued expenses	$4.0	$0.4
Other liabilities	18.7	—
Total	$22.7	$0.4

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted funding needs, which are generally expected to occur within the next twelve months and are denominated in currencies other than the U.S. dollar. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows and non-U.S. dollar net cash outflows will be adversely affected by changes in foreign currency exchange rates. At December 31, 2022 and 2021, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, and Philippine peso, was $68.0 million and $59.4 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2022 and 2021, the notional value of the derivatives related to economic hedging was $86.3 million and $93.2 million, respectively.

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

The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$1.1	$0.7
Cash flow hedges	Foreign exchange contracts	Other assets and deferred charges	1.3	—
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.8)	(0.2)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.6	0.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2022	2021	2020
Cash flow hedges	Foreign exchange contracts	$(3.4)	$0.5	$2.6

The table above excludes a tax benefit of $0.6 million for the year ended December 31, 2022 and tax expense of $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2022		2021		2020
Hedge Type	Contract Type	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Other (income) expense, net	Cost of goods sold	Other (income) expense, net
Total amounts per Consolidated Statements of Earnings		$456.2	$(0.5)	$508.6	$(3.0)	$490.8	$1.5

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	4.5	—	(2.1)	—	(1.2)	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	1.0	—	(1.4)	—	(2.9)

12. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	December 31, 2022	December 31, 2021
$400.0 million revolving credit facility	$45.0	$70.0
Less current maturities (1)	—	—
Long-term portion	$45.0	$70.0
(1) There are no required principal payments due until maturity in January 2024.

On September 4, 2020, the Company entered into a Credit Agreement (the "2020 Credit Agreement"). The 2020 Credit Agreement provided for a senior secured revolving credit facility (the "2020 Credit Facility") with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. The 2020 Credit Agreement served as refinancing of indebtedness and terminated the Company's Revolving Credit Facility Agreement dated as of October 11, 2017 (the "2017 Credit Facility"). The 2017 Credit Facility consisted of a $400.0 million senior secured revolving credit facility.

At any time during the term of the 2020 Credit Facility, the Company was permitted to increase the commitments under the 2020 Credit Facility or to establish one or more incremental term loan facilities under the 2020 Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the 2020 Credit Facility were set to terminate, and loans outstanding thereunder were set to mature, on January 2, 2024.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2020 Credit Agreement included requirements, to be tested quarterly, that the Company maintain (i) a minimum ratio of Consolidated EBITDA to consolidated interest expense of 3.25 to 1.0, (the "Interest Coverage Ratio"), (ii) a maximum ratio of Consolidated total indebtedness to Consolidated EBITDA of 3.75 to 1.0 (the "Total Leverage Ratio"), and (iii) a maximum ratio of senior secured indebtedness to Consolidated EBITDA of 3.25 to 1.0 (the "Senior Secured Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the 2020 Credit Agreement. At December 31, 2022, the Company was in compliance with these covenants.

The interest rates under the 2020 Credit Facility were, at the Borrowers' option (1) LIBOR (or EURIBOR for borrowings denominated in Euro; or SONIA for borrowings denominated in Pounds Sterling) plus the rates per annum determined from time to time based on the total leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the 2020 Credit Agreement) plus the Applicable Margin. The Applicable Margin for LIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%.

The interest rate under the 2020 Credit Facility was variable based on LIBOR at the time of the borrowing and the Applicable Margin. In addition, a commitment fee accrued on the average daily unused portion of the 2020 Credit Facility at a rate of 0.225% to 0.375%.

The weighted-average interest rate on the Company's borrowings under the 2020 Credit Facility and the 2017 Credit Facility was 3.21%, 2.25%, and 2.20% for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.23% for the year ended December 31, 2022, and 0.26% for the years ended December 31, 2021 and 2020, respectively.

On February 8, 2023, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”). that amends and restates the 2020 Credit Agreement. For additional information, refer to Note 20. Subsequent Events.

Interest expense and interest income for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Interest expense	$4.3	$14.4	$17.1
Interest income	(0.4)	(0.2)	(0.7)
Interest expense, net	$3.9	$14.2	$16.4

3.25% Convertible Senior Notes Due November 1, 2021

In May 2016, the Company issued $172.5 million aggregate principal amount of 3.25% convertible senior notes which matured on November 1, 2021 (the "Notes"). Interest was payable semiannually in arrears on May 1 and November 1 of each year. The Notes were governed by an Indenture between the Company, as issuer, and U.S. Bank National Association as trustee. Upon conversion, the Company could elect to pay or deliver cash, shares of the Company's common stock, or a combination of cash and shares of common stock. The conversion rate was 54.2741 shares of common stock per $1,000 principal amount of Notes. The conversion price was $18.4250 per share of common stock. The Notes were senior unsecured obligations.

Upon maturity of the Notes, the Company settled the principal amount of $172.5 million in cash and the excess conversion value by delivering 0.4 million shares of its common stock held in treasury. The shares of common stock delivered to settle the excess conversion value of the Notes were offset by shares received under the convertible note hedge transactions described below. Settlement of the excess conversion value resulted in a $5.9 million decrease in treasury stock, which was measured based on the acquisition cost of the delivered shares determined on a FIFO basis, offset by an equivalent decrease in additional paid-in capital with no net impact to equity.

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

The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
(in millions)	2021	2020
3.25% coupon	$4.7	$5.6
Amortization of debt issuance costs	0.8	0.9
Amortization of debt discount	6.6	7.4
Total	$12.1	$13.9

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

The Company exercised its rights under the Note Hedges upon maturity of the Notes in November 2021, which resulted in the receipt of 0.4 million shares of its common stock to be held in treasury. These transactions resulted in a $7.6 million increase in treasury stock, which was measured based on the prevailing fair market value of the shares received, offset by an equivalent increase in additional paid-in capital with no net impact to equity.

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

13. Income Taxes

The components of (loss) earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2022	2021	2020
Domestic	$(410.1)	$15.5	$(26.2)
Foreign	(8.1)	89.1	37.5
Total (loss) earnings before income taxes and discontinued operations	$(418.2)	$104.6	$11.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020 is comprised of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Current:
U.S. Federal	$1.2	$0.4	$0.7
State and local	0.6	0.3	0.2
Foreign	5.5	14.8	10.3
Total current tax expense	$7.3	$15.5	$11.2
Deferred:
U.S. Federal	$3.0	$(57.1)	$(0.4)
State and local	(0.3)	(2.6)	0.2
Foreign	1.9	(1.4)	(2.6)
Total deferred tax expense (benefit)	4.6	(61.1)	(2.8)
Total income tax expense (benefit)	$11.9	$(45.6)	$8.4

The reconciliation of income tax expense (benefit) at the U.S. Federal income tax rate to the Company’s actual income tax expense (benefit) was as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at U.S. federal statutory income tax rate	$(87.8)	$22.0	$2.4
State and local taxes, net of Federal income tax benefit	0.6	0.3	0.5
Foreign operations tax effect	6.4	3.5	2.0
Research and experimentation tax credits	(3.4)	(4.0)	(3.3)
Valuation allowance	0.8	(59.7)	9.6
Tax contingencies	(1.1)	0.6	—
Tax holiday	(0.4)	(10.6)	(4.3)
Foreign taxes	1.1	1.0	0.3
Non-deductible and non-taxable interest	0.2	(0.2)	0.1
Stock-based compensation	1.8	5.1	1.3
Other, principally non-tax deductible items	1.2	0.1	0.1
Goodwill impairment	90.6	—	—
Global low tax and foreign derived intangible income	0.1	(2.5)	1.4
Foreign currency adjustments	—	(0.7)	(0.7)
Prior period items	1.8	(0.5)	(1.0)
Total income tax expense (benefit)	$11.9	$(45.6)	$8.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate was favorably impacted by three tax holidays - two holidays granted to us by Malaysia, one which would have been effective through December 31, 2026 and the other which expired on July 31, 2021, and a tax holiday granted by China (the "Hi-Tech Rate"). Each of our tax holidays is subject to the Company's satisfaction of certain conditions. As a result of the rapid decline in current demand for global consumer electronics during 2022, we will not satisfy all the conditions of our tax holiday in Malaysia that was in effect January 1, 2022. As such, we are not including this tax holiday benefit in our 2022 effective tax rate. For additional information, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Hi-Tech Rate is a preferential tax rate for high technology enterprises for Chinese tax purposes that is effective for the Company's annual tax filings 2021 through 2023. This benefit is being reflected as a tax holiday in the effective tax rate. We expect to continue to satisfy the conditions for the Hi-Tech Rate. If the Company fails to satisfy such conditions, the Company’s effective tax rate may be adversely impacted.

The continuing operations benefit of incentives for the years ending December 31, 2022, 2021, and 2020 is estimated to be $0.8 million, $10.7 million, and $3.8 million, respectively. The continuing operations benefit of tax holidays on a basic per share basis for the years ending December 31, 2022, 2021, and 2020 was, $0.01, $0.12, and $0.04, respectively.

The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$11.0	$10.4
Accrued expenses, principally for state income taxes and warranty	4.4	6.1
Accrued interest	1.5	5.9
Net operating loss and other carryforwards	68.0	70.9
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	8.2	7.7
Unremitted earnings of non-U.S. subsidiaries	2.0	0.7
Intangible assets, principally due to different tax and financial reporting bases	6.9	0.6
Plant and equipment, principally due to differences in depreciation	13.8	17.0
Total gross deferred tax assets	115.8	119.3
Valuation allowance	(39.7)	(39.1)
Total deferred tax assets	$76.1	$80.2

Deferred tax liabilities:
Other liabilities	$(2.2)	$(2.1)
Total gross deferred tax liabilities	(2.2)	(2.1)
Net deferred tax asset	$73.9	$78.1

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$74.8	$78.7
Deferred income taxes (non-current deferred tax liabilities)	(0.9)	(0.6)
Net deferred tax asset	$73.9	$78.1

The Company recorded valuation allowances of $39.7 million and $39.1 million at December 31, 2022 and 2021, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. At December 31, 2021, we recognized an income tax benefit of $59.1 million related to the reversal of our U.S. deferred tax asset valuation allowance. The Company routinely reviews the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies, and projected future taxable income. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the Company had $4.5 million of U.S. federal net operating losses that are available, of which $2.4 million will expire in the next 5 to 10 years, and of which $2.1 million will expire in the next 11 to 20 years. There are $3.1 million of domestic State net operating losses that are available between 2027 and 2040. There are $5.2 million of non-U.S. net operating loss carryforwards, of which $0.3 million will expire in the next 5 years; $4.2 million will expire in the next 10 to 20 years; $0.6 million can be carried forward indefinitely; and $0.1 million is capital loss carried forward indefinitely.

The Company has $25.2 million of U.S. federal research and development credits that begin to expire in 2023 and $14.1 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $15.8 million of state credits, of which $2.1 million will expire between 2023 and 2037 if unused, and $13.7 million can be carried forward indefinitely.

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

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2022, 2021, and 2020, the Company recorded interest expense resulting in insignificant balances. The Company recorded penalty expense during the years ended December 31, 2022, 2021, and 2020 resulting in accrued penalties of $0.1 million, $0.3 million, and $0.3 million, respectively, which were included in Other liabilities on the Consolidated Balance Sheets.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2017, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2015, the Company’s Malaysian principal subsidiary is no longer subject to examination. Included in the balance of total unrecognized tax benefits at December 31, 2022 are potential benefits of $2.5 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2020	$12.7
Settlements	(2.6)
Foreign exchange fluctuations	0.1
Unrecognized tax benefits at December 31, 2020	$10.2
Reductions for tax positions of prior years	(0.3)
Settlements	(0.4)
Unrecognized tax benefits at December 31, 2021	$9.5
Reductions as a result of a lapse in statute of limitations	(1.3)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2022	$8.1

14. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 16.1 million, of which 9.0 million were available for future awards at December 31, 2022.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2022	2021	2020
Pre-tax stock-based compensation expense
Cost of goods sold	$1.6	$1.6	$1.7
Research and development expenses	5.6	5.5	6.2
Selling and administrative expenses	21.4	25.0	9.4
Total pre-tax stock-based compensation expense	28.6	32.1	17.3
Tax benefit	4.4	5.1	—
Total stock-based compensation expense, net of tax	$24.2	$27.0	$17.3

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

	Years Ended December 31,
	2022	2021			2020
Risk-free interest rate	0.85%	0.06%			0.11%	to	1.42%
Dividend yield	—%	—%			—%
Expected life (years)	4.5	4.5			4.3	to	4.5
Volatility	34.3%	36.0%			38.8%	to	40.6%
Fair value at date of grant	$6.29	$6.14	to	$6.31	$4.78	to	$5.95

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
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the year ended December 31, 2022.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2021	375,964	$23.16			3,478,438	$15.04
Granted	—	—			216,813	21.14
Exercised	(36,759)	21.77			(850,844)	11.97
Forfeited	—	—			(69,873)	20.63
Expired	(115,641)	22.14			(71,110)	17.86
Outstanding at December 31, 2022	223,564	$23.92	$—	0.1	2,703,424	$16.28	$3.2	2.8

Exercisable at December 31, 2022	223,564	$23.92	$—	0.1	2,204,948	$15.63	$3.2	2.3

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2022 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

There was no unrecognized compensation expense related to SSARs at December 31, 2022. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2022 was $1.2 million. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2022	2021	2020
SSARs
Aggregate intrinsic value of SSARs exercised	$0.1	$0.1	$—

Stock Options
Cash received by Knowles for exercise of stock options	$7.5	$25.6	$1.8
Aggregate intrinsic value of stock options exercised	6.0	6.6	0.4
Tax benefit from stock options exercised	1.2	1.2	—

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	1,778,639	$18.89
Granted	1,235,845	20.38
Vested (1)	(838,222)	18.30
Forfeited	(295,741)	20.24
Unvested at December 31, 2022	1,880,521	$19.96
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs vest based on the passage of time. Generally, RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2022 was $17.7 million. At December 31, 2022, $21.0 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's PSU activity for the year ended December 31, 2022:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2021	766,466	$21.28
Granted	294,935	29.92
Vested (1)	(227,812)	18.44
Forfeited	—	—
Unvested at December 31, 2022	833,589	$25.12
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The fair value of PSUs vested during the year ended December 31, 2022 was $3.2 million. At December 31, 2022, $9.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.1 years.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2022 and 2021.

16. Employee Benefit Plans

Knowles sponsors its own defined contribution plans. The Company's expense relating to defined contribution plans was $6.9 million, $6.2 million, and $6.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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
Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2022 and 2021.

	December 31,
(in millions)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$69.5	$74.5
Service cost	0.3	0.3
Interest cost	1.1	0.9
Benefits paid	(1.9)	(1.6)
Actuarial gain (1)	(23.5)	(3.8)
Plan amendments	0.2	—
Currency translation and other (2)	(3.9)	(0.8)
Benefit obligation at end of year	41.8	69.5
Change in plan assets:
Fair value of plan assets at beginning of year	69.3	65.7
Actual return on plan assets	(20.1)	4.6
Company contributions	1.2	1.5
Benefits paid	(1.9)	(1.6)
Currency translation and other	(7.2)	(0.9)
Fair value of plan assets at end of year	41.3	69.3
Funded status	$(0.5)	$(0.2)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$3.4	$2.6
Other liabilities	(3.9)	(2.8)
Funded status	$(0.5)	$(0.2)

Accumulated other comprehensive loss:
Net actuarial losses	$17.9	$19.2
Prior service cost	1.2	1.1
Deferred taxes	(2.7)	(3.3)
Total accumulated other comprehensive loss, net of tax	16.4	17.0

Accumulated benefit obligation	$41.1	$68.4
(1) The net actuarial gains during the years ended December 31, 2022 and 2021 primarily related to changes in the discount rates for the U.K. plans.
(2) The Company recorded an increase in liabilities of $3.4 million related to pre-spin-off pension obligations during the year ended December 31, 2022.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Projected benefit obligation	$24.5	$42.6
Fair value of plan assets	20.6	39.9

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Accumulated benefit obligation	$24.5	$40.0
Fair value of plan assets	20.6	37.8

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Service cost	$0.3	$0.3	$0.3
Interest cost	1.1	0.9	1.2
Expected return on plan assets	(2.6)	(2.8)	(2.4)
Amortization of prior service cost	—	—	0.1
Amortization of recognized actuarial loss	0.5	0.8	0.5
Other (1)	3.4	—	—
Total net periodic benefit cost (income)	$2.7	$(0.8)	$(0.3)
(1) The Company recorded an adjustment of $3.4 million related to pre-spin-off pension obligations during the year ended December 31, 2022.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2022	2021
Discount rate
Philippines	7.50%	5.25%
Taiwan	1.75%	0.75%
United Kingdom	4.84%	1.84%
Weighted-average	4.71%	1.83%
Average wage increase
Philippines	4.00%	4.00%
Taiwan	4.00%	4.00%
United Kingdom	4.35%	4.65%
Weighted-average	4.30%	4.59%

The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2022	2021	2020
Discount rate
Philippines	5.25%	4.00%	5.00%
Taiwan	0.75%	0.25%	0.75%
United Kingdom	1.84%	1.28%	2.00%
Weighted-average	1.83%	1.27%	1.97%
Average wage increase
Philippines	4.00%	4.00%	5.00%
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.65%	4.20%	4.25%
Weighted-average	4.59%	4.18%	4.24%
Expected return on plan assets
Taiwan	4.00%	3.50%	3.75%
United Kingdom	4.15%	4.34%	4.35%
Weighted-average	4.15%	4.32%	4.33%

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

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.3	$16.7	$—	$20.0	$3.5	$26.1	$—	$29.6
Common stock funds	—	6.1	—	6.1	—	18.9	—	18.9
Real estate funds	—	4.1	—	4.1	—	5.5	—	5.5
Cash and equivalents	1.4	—	—	1.4	0.5	—	—	0.5
Other	4.1	5.6	—	9.7	9.0	5.8	—	14.8
Total	$8.8	$32.5	$—	$41.3	$13.0	$56.3	$—	$69.3

See Note 11. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2022 and 2021.

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
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2023	$2.7
2024	2.0
2025	2.3
2026	2.5
2027	2.7
2028-2032	12.7

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.3 million during the year ended December 31, 2023 related to contributions to these plans. This amount may vary based on updated funding agreements with the trustees of these plans.

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Year Ended December 31, 2022
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(23.2)	$—	$(23.2)
Employee benefit plans	1.4	(0.6)	0.8
Changes in fair value of cash flow hedges	1.1	(0.4)	0.7
Total other comprehensive loss	$(20.7)	$(1.0)	$(21.7)

	Year Ended December 31, 2021
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.6)	$—	$(3.6)
Employee benefit plans	6.6	(1.6)	5.0
Changes in fair value of cash flow hedges	(1.6)	0.3	(1.3)
Total other comprehensive earnings	$1.4	$(1.3)	$0.1

	Year Ended December 31, 2020
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$13.8	$—	$13.8
Employee benefit plans	(4.4)	1.0	(3.4)
Changes in fair value of cash flow hedges	1.4	(0.3)	1.1
Total other comprehensive earnings	$10.8	$0.7	$11.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2022 and 2021:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at January 1, 2021	$1.6	$(22.1)	$(80.0)	$(100.5)
Other comprehensive (loss) earnings, net of tax	(1.3)	5.0	(3.6)	0.1
Balance at December 31, 2021	0.3	(17.1)	(83.6)	(100.4)
Other comprehensive earnings (loss), net of tax	0.7	0.8	(23.2)	(21.7)
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2022	2021	2020
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.6	$0.9	$0.7
Tax	Provision for (benefit from) income taxes	(0.1)	(0.2)	(0.1)
Net of tax		$0.5	$0.7	$0.6

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$4.5	$(2.1)	$(1.2)
Tax	Provision for (benefit from) income taxes	(1.0)	0.5	0.3
Net of tax		$3.5	$(1.6)	$(0.9)

18. Segment Information

The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision making. These operating segments were determined in accordance with ASC 280, Segment Reporting. The Company’s operating segments engage in business activities from which they earn revenues and incur expenses, have discrete financial information available, and whose financial results are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate resources, and determine management incentive compensation. In November 2022, the Company determined each operating segment represents a single reportable operating segment, as described below:

• PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions for technically demanding applications. Our high performance capacitor products are used in applications such as power supplies and medical implants, which sell to a diverse set of customers for mission critical applications across the defense, medtech, industrial, electric vehicle, and communications markets. Our RF solutions solve a broad range of frequency filtering challenges for our customers, who use them in satellite communications and radar systems for defense applications. RF solutions are also used in mmWave 5G communications equipment. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

• MSA Segment
Our MSA segment designs and manufactures innovative audio products, including microphones and balanced armature speakers used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
• CMM Segment
Our CMM segment designs and manufactures innovative audio products, including MEMS and audio solutions used in applications that serve the mobile, True Wireless Stereo ("TWS"), Internet of Things ("IoT"), and computing markets. CMM has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Precision Devices	$242.9	$201.1	$173.1
MedTech & Specialty Audio	229.9	231.3	173.6
Consumer MEMS Microphones	291.9	435.7	417.6
Total revenues	$764.7	$868.1	$764.3

(Loss) earnings from continuing operations before interest and income taxes:
Precision Devices	$56.1	$43.7	$31.7
MedTech & Specialty Audio	84.6	77.0	22.3
Consumer MEMS Microphones	(504.5)	60.0	22.6
Total segments	(363.8)	180.7	76.6
Corporate expense / other	50.5	61.9	48.9
Interest expense, net	3.9	14.2	16.4
(Loss) earnings before income taxes and discontinued operations	(418.2)	104.6	11.3
Provision for (benefit from) income taxes	11.9	(45.6)	8.4
(Loss) earnings from continuing operations	$(430.1)	$150.2	$2.9

Depreciation and amortization:
Precision Devices	$13.8	$13.3	$10.5
MedTech & Specialty Audio	8.1	6.3	6.0
Consumer MEMS Microphones	29.5	39.9	41.0
Corporate	2.5	3.0	3.1
Total	$53.9	$62.5	$60.6

Capital expenditures:
Precision Devices	$7.4	$5.6	$9.6
MedTech & Specialty Audio	7.3	11.6	8.0
Consumer MEMS Microphones	17.2	29.2	13.9
Corporate	0.2	2.2	0.4
Total	$32.1	$48.6	$31.9

Research and development:
Precision Devices	$12.3	$10.5	$6.7
MedTech & Specialty Audio	16.9	16.1	14.6
Consumer MEMS Microphones	52.4	65.7	70.0
Corporate	0.1	0.5	1.6
Total	$81.7	$92.8	$92.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2022	2021
Precision Devices	$275.7	$260.4
MedTech & Specialty Audio	358.1	375.2
Consumer MEMS Microphones	547.3	1,091.9
Corporate / eliminations	2.8	4.1
Total	$1,183.9	$1,731.6

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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2022	2021	2020	2022	2021
Asia	$471.3	$611.5	$559.6	$110.5	$149.5
United States	174.3	153.2	116.7	60.5	64.6
Europe	104.4	93.5	80.0	2.4	3.1
Other Americas	7.5	5.5	3.7	1.0	1.0
Other	7.2	4.4	4.3	—	—
Total	$764.7	$868.1	$764.3	$174.4	$218.2

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2022	2021	2020
Apple Inc.	15%	16%	23%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
(Loss) earnings from continuing operations	$(430.1)	$150.2	$2.9
Earnings from discontinued operations, net	—	0.2	3.7
Net (loss) earnings	$(430.1)	$150.4	$6.6

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(4.69)	$1.63	$0.03
Earnings from discontinued operations, net	—	—	0.04
Net (loss) earnings	$(4.69)	$1.63	$0.07

Weighted-average shares outstanding	91.7	92.3	91.7

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(4.69)	$1.59	$0.03
Earnings from discontinued operations, net	—	—	0.04
Net (loss) earnings	$(4.69)	$1.59	$0.07

Diluted weighted-average shares outstanding	91.7	94.7	92.9

The Company intended to settle the principal amount of the Notes in cash during all periods preceding settlement. The treasury stock method was used to calculate the dilutive effect of the conversion option on diluted earnings per share, if applicable. For the years ended December 31, 2022, 2021, and 2020, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the calculation of diluted earnings per share above was 3.4 million, 0.7 million, and 3.9 million, respectively.

20. Subsequent Events

On February 8, 2023, the Company entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that amends and restates the prior Credit Agreement, dated September 4, 2020, and provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million (the "Credit Facility"). The A&R Credit Agreement, among other things, extends the maturity date of the Credit Facility from January 2, 2024 to February 8, 2028, replaces the London Inter-Bank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“Term SOFR”) as a reference rate available for borrowings, amends the minimum Interest Coverage Ratio, and amends certain other financial covenants with which the Company must comply, as described below.

Up to $100.0 million of the Credit Facility will be available in Euro, Pounds Sterling, and other currencies requested by the Company and up to $50.0 million of the Credit Facility will be made available in the form of letters of credit. Undrawn amounts under the Credit Facility accrue a commitment fee at a per annum rate of 0.225% to 0.350%, based on a leverage ratio grid.

At any time during the term of the Credit Facility, the Company will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the Credit Facility in an aggregate principal amount not to exceed the sum of $200.0 million, plus additional amounts, so long as the senior secured leverage ratio does not exceed 2.00 to 1.00.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement.

The interest rates under the A&R Credit Facility will be, at the Borrowers' option (1) (A) in the case of borrowings denominated in U.S. dollars Term SOFR, (B) in the case of borrowings denominated in Sterling, Daily Simple Sonia, or (C) for borrowings denominated in Euro, EURIBOR, in each case, plus the rates per annum determined from time to time based on the total net leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the A&R Credit Agreement) plus the Applicable Margin. The Applicable Margin for Term SOFR, Daily Simple Sonia, or EURIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021, and 2020

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2022
Allowance for Doubtful Accounts	$0.2	1.0	(0.1)	$1.1
Year Ended December 31, 2021
Allowance for Doubtful Accounts	$1.6	(0.2)	(1.2)	$0.2
Year Ended December 31, 2020
Allowance for Doubtful Accounts	$0.8	0.8	—	$1.6
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2022
Deferred Tax Valuation Allowance	$39.1	0.6	—	$39.7
Year Ended December 31, 2021
Deferred Tax Valuation Allowance	$98.0	—	(58.9)	$39.1
Year Ended December 31, 2020
Deferred Tax Valuation Allowance	$85.3	12.7	—	$98.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2022.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2023 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a Code of Business Conduct that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of this Code of Business Conduct can be found on our website at https://investor.knowles.com/governance/governance-documents. In the event of any amendment to, or waiver from, the Code of Business Conduct affecting our principal executive officer, principal financial officer, principal accounting officer, or controller, we will publicly disclose the amendment or waiver by posting the information on our website or filing a Form 8-K with the SEC.

On October 27, 2022, the Board of Directors of the Company adopted the Fourth Amended and Restated By-Laws of the Company which, among other things, replaced the existing procedural mechanics for stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at stockholder meetings with enhanced procedural mechanics, including, without limitation, to require additional disclosures from nominating or proposing stockholders, proposed nominees and other persons associated with nominating or proposing stockholders and to address matters relating to Rule 14a-19 under the Exchange Act (the “Universal Proxy Rules”) (e.g., providing the Company a remedy if a stockholder fails to satisfy the requirements of the Universal Proxy Rules, requiring nominating stockholders to make a representation as to whether they intend to use the Universal Proxy Rules, requiring stockholders intending to use the Universal Proxy Rules to notify the Company of any change in such intent within two business days and to provide reasonable evidence of the satisfaction of the requirements of the Universal Proxy Rules at least five business days before the applicable meeting, etc.).

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2023 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2023 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	5,641,098	$16.86	9,010,351
Equity compensation plans not approved by stockholders	—	—	—
Total	5,641,098	$16.86	9,010,351

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2023 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2023 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Fourth Amended and Restated By-Laws of Knowles Corporation	8-K	001-36102	10/27/2022	3.1
4.1	Description of Securities					X
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan	8-K	001-36102	5/1/2020	10.3
10.3†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.4†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.5†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8
10.6†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.7†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.8†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.9†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.10†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.11†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.12†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.13†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.14†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17
10.15†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.16†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.17†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16

10.18†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.19†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.20†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.21†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.22†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.23†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.24	Amended and Restated Credit Agreement dated as of February 8, 2023, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	2/9/2023	10.1
10.25†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.26†	Knowles Corporation 2018 Equity and Cash Incentive Plan	DEF 14A	001-36102	3/14/2018	Appendix B
10.27†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.28†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.29†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.30†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.31†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.32†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.33†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 9, 2023

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 9, 2023
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2023
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 9, 2023
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 9, 2023
Donald Macleod
/s/ KEITH L. BARNES	Director	February 9, 2023
Keith L. Barnes
/s/ DANIEL J. CROWLEY	Director	February 9, 2023
Daniel J. Crowley
/s/ HERMANN EUL	Director	February 9, 2023
Hermann Eul
/s/ DIDIER HIRSCH	Director	February 9, 2023
Didier Hirsch
/s/ YE JANE LI	Director	February 9, 2023
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 9, 2023
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 9, 2023
Michael S. Wishart