Form 10-Q
period 2023-03-31
Knowles Corp
filed 2023-05-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 28, 2023 was 91,379,296.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$144.3	$201.4
Cost of goods sold	90.4	118.1
Restructuring charges - cost of goods sold	0.1	—
Gross profit	53.8	83.3
Research and development expenses	20.0	23.1
Selling and administrative expenses	33.8	32.3
Restructuring charges	1.0	6.6
Operating expenses	54.8	62.0
Operating (loss) earnings	(1.0)	21.3
Interest expense, net	0.8	0.8
Other expense (income), net	2.3	(0.5)
(Loss) earnings before income taxes	(4.1)	21.0
Provision for income taxes	1.1	2.9
Net (loss) earnings	$(5.2)	$18.1

Net (loss) earnings per share:
Basic	$(0.06)	$0.20
Diluted	$(0.06)	$0.19

Weighted-average common shares outstanding:
Basic	91.4	92.3
Diluted	91.4	94.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) earnings	$(5.2)	$18.1

Other comprehensive earnings (loss), net of tax

Foreign currency translation	3.6	(2.2)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	0.1
Net change in employee benefit plans	0.2	0.1

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.1	—
Net losses (gains) reclassified into earnings	0.1	(0.3)
Total cash flow hedges	0.2	(0.3)

Other comprehensive earnings (loss), net of tax	4.0	(2.4)

Comprehensive (loss) earnings	$(1.2)	$15.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$52.0	$48.2
Receivables, net of allowances of $0.1 and $1.1	109.5	134.7
Inventories, net	208.6	169.5
Prepaid and other current assets	12.9	10.0
Total current assets	383.0	362.4
Property, plant, and equipment, net	158.5	161.8
Goodwill	471.0	471.0
Intangible assets, net	82.2	85.1
Operating lease right-of-use assets	12.3	12.6
Other assets and deferred charges	88.5	91.0
Total assets	$1,195.5	$1,183.9

Current liabilities:
Accounts payable	$70.7	$41.4
Accrued compensation and employee benefits	21.1	26.9
Operating lease liabilities	7.4	8.4
Other accrued expenses	24.4	19.9
Federal and other taxes on income	1.7	2.5
Total current liabilities	125.3	99.1
Long-term debt	45.0	45.0
Deferred income taxes	0.9	0.9
Long-term operating lease liabilities	6.9	7.2
Other liabilities	30.0	38.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 97,146,487 and 91,359,500 shares issued and outstanding at March 31, 2023, respectively, and 96,431,604 and 91,078,376 shares issued and outstanding at December 31, 2022, respectively	1.0	1.0
Treasury stock - at cost; 5,786,987 and 5,353,228 shares at March 31, 2023 and December 31, 2022, respectively	(110.8)	(103.3)
Additional paid-in capital	1,668.7	1,665.5
Accumulated deficit	(453.4)	(448.2)
Accumulated other comprehensive loss	(118.1)	(122.1)
Total stockholders' equity	987.4	992.9
Total liabilities and stockholders' equity	$1,195.5	$1,183.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net loss	—	—	—	—	—	(5.2)	—	(5.2)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock	—	—	(433,759)	(7.5)	—	—	—	(7.5)
Stock-based compensation expense	—	—	—	—	7.8	—	—	7.8
Exercise of stock options	182,736	—	—	—	1.4	—	—	1.4
Restricted and performance stock unit settlement, net of tax	532,147	—	—	—	(6.0)	—	—	(6.0)
Balance at March 31, 2023	97,146,487	$1.0	(5,786,987)	$(110.8)	$1,668.7	$(453.4)	$(118.1)	$987.4

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net earnings	—	—	—	—	—	18.1	—	18.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2.4)	(2.4)
Repurchase of common stock	—	—	(313,395)	(6.8)	—	—	—	(6.8)
Stock-based compensation expense	—	—	—	—	7.6	—	—	7.6
Exercise of stock options	332,336	—	—	—	4.2	—	—	4.2
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	573,094	—	—	—	(6.1)	—	—	(6.1)
Balance at March 31, 2022	96,018,208	$1.0	(3,327,578)	$(66.1)	$1,642.0	$—	$(102.8)	1,474.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) earnings	$(5.2)	$18.1
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Depreciation and amortization	12.1	14.8
Stock-based compensation	7.8	7.6
Non-cash interest expense and amortization of debt issuance costs	0.3	0.2
Deferred income taxes	4.1	2.9
Other, net	1.8	0.6
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	25.3	3.4
Inventories, net	(38.0)	(24.6)
Prepaid and other current assets	(2.7)	(1.7)
Accounts payable	27.8	(7.1)
Accrued compensation and employee benefits	(5.9)	(18.2)
Other accrued expenses	(3.8)	4.5
Accrued taxes	(0.7)	2.0
Other non-current assets and non-current liabilities	(1.0)	(1.7)
Net cash provided by operating activities	21.9	0.8

Investing Activities
Capital expenditures	(3.9)	(6.8)
Net cash used in investing activities	(3.9)	(6.8)

Financing Activities
Repurchase of common stock	(7.5)	(6.8)
Tax on stock option exercises and restricted and performance stock unit vesting	(6.0)	(6.1)
Payments of finance lease obligations	(0.6)	(3.0)
Payments of debt issuance costs	(1.6)	—
Proceeds from exercise of stock options	1.4	3.9
Net cash used in financing activities	(14.3)	(12.0)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)

Net increase (decrease) in cash and cash equivalents	3.8	(18.2)
Cash and cash equivalents at beginning of period	48.2	68.9
Cash and cash equivalents at end of period	$52.0	$50.7

Supplemental information - cash paid for:
Income taxes	$4.3	$1.5
Interest	$0.9	$0.7

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2023 and 2022, the Company repurchased 433,759 shares and 313,395 shares of common stock, respectively, for a total of $7.5 million and $6.8 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2023 and 2022 were $2.3 million and $3.2 million, respectively. These non-cash amounts are not reflected as Capital expenditures within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

2. Recent Accounting Standards

There are no recently issued or adopted accounting standards that impact the Consolidated Financial Statements of the Company as of March 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$145.1	$116.1
Work in progress	31.8	28.3
Finished goods	71.6	62.8
Subtotal	248.5	207.2
Less reserves	(39.9)	(37.7)
Total	$208.6	$169.5

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2023	December 31, 2022
Land	$12.6	$12.5
Buildings and improvements	115.8	114.6
Machinery, equipment, and other	539.1	531.2
Subtotal	667.5	658.3
Less accumulated depreciation	(509.0)	(496.5)
Total	$158.5	$161.8

Depreciation expense totaled $9.2 million and $11.7 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2023.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.9	$2.0	$0.8
Customer relationships	36.4	11.4	36.4	10.3
Developed technology	45.4	21.8	45.4	20.1
Other	2.4	1.9	2.4	1.9
Total	86.2	36.0	86.2	33.1
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$82.2		$85.1

Amortization expense totaled $2.9 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2023	$8.7
2024	11.6
2025	11.2
2026	5.3
2027	5.3
2028 and thereafter	8.1
Total	$50.2

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through headcount reductions, targeted facility consolidations, and other measures to further optimize operations and align resources with growth opportunities.

During the three months ended March 31, 2023, the Company recorded restructuring charges of $0.8 million for severance pay and benefits to rationalize the MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment, and $0.3 million for other costs.

During the three months ended March 31, 2023, the Company recorded total restructuring charges within Gross profit of $0.1 million, primarily for severance pay and benefits associated with the MEMS microphones product line. During the three months ended March 31, 2023, the Company recorded total restructuring charges within Operating expenses of $1.0 million primarily for severance pay and benefits associated with the MEMS microphones product line and other costs.

During the three months ended March 31, 2022, the Company restructured its MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment. This action resulted in the termination of a research and development project and a reduction in workforce. During the three months ended March 31, 2022, the Company recorded restructuring charges of $5.4 million related to this action, including $4.2 million in contract termination costs and $1.2 million in severance pay and benefits.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, during the three months ended March 31, 2022, the Company recorded restructuring charges of $1.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the Consumer MEMS Microphones segment.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Precision Devices	$—	$—
MedTech & Specialty Audio	—	—
Consumer MEMS Microphones	0.8	6.6
Corporate	0.3	—
Total	$1.1	$6.6

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2022	$0.9	$21.8	$22.7
Restructuring charges	1.1	—	1.1
Payments	(1.1)	(3.0)	(4.1)
Other, including foreign currency	—	0.4	0.4
Balance at March 31, 2023	$0.9	$19.2	$20.1

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Other accrued expenses	$8.5	$4.0
Other liabilities	11.6	18.7
Total	$20.1	$22.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2023	December 31, 2022
Revolving credit facility	$45.0	$45.0
Less current maturities (1)	—	—
Total long-term debt	$45.0	$45.0
(1) There are no required principal payments due until maturity in February 2028.

On February 8, 2023, the Company entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that amends and restates the prior Credit Agreement, dated September 4, 2020 (the “2020 Credit Facility”), and provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million (the "Credit Facility"). The A&R Credit Agreement, among other things, extends the maturity date of the Credit Facility from January 2, 2024 to February 8, 2028, replaces the London Inter-Bank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“Term SOFR”) as a reference rate available for borrowings, amends the minimum Interest Coverage Ratio, and amends certain other financial covenants with which the Company must comply, as described below.

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At March 31, 2023, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

The interest rates under the Credit Facility will be, at the Borrowers' option (1) (A) in the case of borrowings denominated in U.S. dollars Term SOFR, (B) in the case of borrowings denominated in Sterling, Daily Simple Sonia, or (C) for borrowings denominated in Euro, EURIBOR, in each case, plus the rates per annum determined from time to time based on the total net leverage ratio of the Company as of the end of and for the most recent period of four fiscal quarters for which financial statements have been delivered (the "Applicable Margin"); or (2) in the case of borrowings denominated in U.S. dollars, alternate base rate ("ABR") (as defined in the A&R Credit Agreement) plus the Applicable Margin. The Applicable Margin for Term SOFR, Daily Simple Sonia, or EURIBOR could range from 1.50% to 2.50% while the Applicable Margin for ABR could range from 0.50% to 1.50%.

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 6.01% and 2.12% for the three months ended March 31, 2023 and 2022, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.24% for the three months ended March 31, 2023 and 2022, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$3.6	$—	$3.6	$(2.2)	$—	$(2.2)
Employee benefit plans	0.2	—	0.2	0.2	(0.1)	0.1
Changes in fair value of cash flow hedges	(0.1)	0.3	0.2	(0.3)	—	(0.3)
Total other comprehensive earnings (loss)	$3.7	$0.3	$4.0	$(2.3)	$(0.1)	$(2.4)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2023 and 2022:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive earnings, net of tax	0.2	0.2	3.6	4.0
Balance at March 31, 2023	$1.2	$(16.1)	$(103.2)	$(118.1)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive (loss) earnings, net of tax	(0.3)	0.1	(2.2)	(2.4)
Balance at March 31, 2022	$—	$(17.0)	$(85.8)	$(102.8)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.2	$0.2
Tax	Provision for income taxes	—	(0.1)
Net of tax		$0.2	$0.1

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$0.1	$(0.3)
Tax	Provision for income taxes	—	—
Net of tax		$0.1	$(0.3)

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

The Company's ETR for the three months ended March 31, 2023 and 2022 was (26.8)% and 13.8%, respectively. The ETR includes discrete items totaling $0.6 million of tax expense and $1.0 million of tax benefit for the three months ended March 31, 2023 and 2022, respectively. The discrete items impacting the tax provision for the three months ended March 31, 2023 and 2022 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three months ended March 31, 2023 and 2022 was (12.2)% and 18.6%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provisions for the three months ended March 31, 2023 and 2022.

The Company's ETR is favorably impacted by tax holidays granted to the Company. The benefit for these incentives for the three months ended March 31, 2023 was approximately $0.1 million, with no impact to basic earnings per share. The benefit for these incentives for the three months ended March 31, 2022 was approximately $2.6 million, or $0.03 on a basic per share basis. The decrease in the tax holiday benefits is attributable to the Company not satisfying all of the conditions of our tax holiday in Malaysia during the year ended December 31, 2022 due to the rapid decline in demand for global consumer electronics. As a result, our tax holiday benefit in Malaysia ended on December 31, 2022 and the Company is currently in appeal discussions with the Malaysian tax authorities regarding revised conditions.

11. Equity Incentive Program

Stock-based compensation expense recognized in the Consolidated Statements of Earnings totaled $7.8 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. The tax benefit recognized related to stock-based compensation expense was $2.9 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options and SSARs

The expense related to stock options granted in the three months ended March 31, 2022 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. No stock options were granted during the three months ended March 31, 2023.

Three Months Ended March 31,
2022
Risk-free interest rate	0.85%
Dividend yield	—%
Expected life (years)	4.5
Volatility	34.3%
Fair value at date of grant	$6.29

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the three months ended March 31, 2023:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2022	223,564	$23.92			2,703,424	$16.28
Granted	—	—			—	—
Exercised	—	—			(524,337)	12.37
Forfeited	—	—			—	—
Expired	(223,564)	23.92			—	—
Outstanding at March 31, 2023	—	$—	$—	0.0	2,179,087	$17.22	$1.7	3.0

Exercisable at March 31, 2023	—	$—	$—	0.0	1,999,866	$16.90	$1.7	2.8

There was no unrecognized compensation expense related to SSARs at March 31, 2023. At March 31, 2023, unrecognized compensation expense related to stock options not yet exercisable of $0.9 million is expected to be recognized over a weighted-average period of 1.5 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	1,880,521	$19.96
Granted	1,118,098	19.09
Vested (1)	(723,041)	19.74
Forfeited	(30,595)	19.82
Unvested at March 31, 2023	2,244,983	$19.60
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2023, $34.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.1 years.

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense for the expected achievement of performance conditions as appropriate. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2023, 2022, and 2021, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

The following table summarizes the Company's PSU activity for the three months ended March 31, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	833,589	$25.12
Granted	320,585	29.75
Vested (1)	(261,770)	16.14
Forfeited	—	—
Unvested at March 31, 2023	892,404	$29.42
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2023, $16.8 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.9 years.

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net (loss) earnings	$(5.2)	$18.1

Basic:
Net (loss) earnings per share	$(0.06)	$0.20
Weighted-average shares outstanding	91.4	92.3

Diluted:
Net (loss) earnings per share	$(0.06)	$0.19
Weighted-average shares outstanding	91.4	94.3

For the three months ended March 31, 2023 and 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 2.9 million and 0.5 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2023 and December 31, 2022.

14. Segment Information

The Company's three reportable segments are Precision Devices, MedTech & Specialty Audio, and Consumer MEMS Microphones. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Precision Devices	$53.7	$55.7
MedTech & Specialty Audio	45.5	59.5
Consumer MEMS Microphones	45.1	86.2
Total revenues	$144.3	$201.4

(Loss) earnings before interest and income taxes:
Precision Devices	$10.7	$12.3
MedTech & Specialty Audio	11.4	21.7
Consumer MEMS Microphones	(8.2)	0.5
Total segments	13.9	34.5
Corporate expense / other	17.2	12.7
Interest expense, net	0.8	0.8
(Loss) earnings before income taxes	(4.1)	21.0
Provision for income taxes	1.1	2.9
Net (loss) earnings	$(5.2)	$18.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2023	December 31, 2022
Precision Devices	$283.7	$275.7
MedTech & Specialty Audio	363.0	358.1
Consumer MEMS Microphones	545.4	547.3
Corporate / eliminations	3.4	2.8
Total	$1,195.5	$1,183.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2023	2022
Asia	$80.0	$128.9
United States	35.3	40.9
Europe	24.1	28.1
Other Americas	2.1	1.5
Other	2.8	2.0
Total	$144.3	$201.4

Receivables, net from contracts with customers were $96.2 million and $125.7 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	unforeseen changes in MEMS microphone demand from our largest customers, particularly our top five customers, who represent a significant portion of revenues for our Consumer MEMS Microphones segment;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	difficulties or delays in and/or the Company's inability to realize expected cost synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

During the fourth quarter of 2022, we determined each operating segment represents a single reportable segment; thus, we now report three segments. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) Precision Devices ("PD"), (ii) MedTech & Specialty Audio ("MSA"), and (iii) Consumer MEMS Microphones ("CMM"). The segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

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

Results of Operations for the Three Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Revenues	$144.3	$201.4

Gross profit	$53.8	$83.3
Non-GAAP gross profit	$54.4	$83.8

(Loss) earnings before interest and income taxes	$(3.3)	$21.8
Adjusted earnings before interest and income taxes	$8.1	$39.4

Provision for income taxes	$1.1	$2.9
Non-GAAP provision for income taxes	$2.2	$5.0

Net (loss) earnings	$(5.2)	$18.1
Non-GAAP net earnings	$5.1	$33.6

Diluted (loss) earnings per share	$(0.06)	$0.19
Non-GAAP diluted earnings per share	$0.05	$0.35

Revenues

Revenues for the first quarter of 2023 were $144.3 million, compared with $201.4 million for the first quarter of 2022, a decrease of $57.1 million or 28.4%. CMM revenues decreased $41.1 million, primarily due to lower demand for MEMS microphones in the mobile, IoT, computing, and ear markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted this quarter by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. CMM revenues were also impacted by lower average pricing on mature products shipped into the mobile market. MSA revenues decreased $14.0 million, primarily due to lower shipping volumes into the hearing health and premium audio markets as customers reduced their inventory levels. In addition to lower end market demand, shipping volumes were unfavorably impacted this quarter by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. PD revenues decreased $2.0 million, primarily due to lower demand from the industrial and communication markets, partially offset by increased demand in the electric vehicle and medtech markets.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2023 was $90.4 million, compared with $118.1 million for the first quarter of 2022, a decrease of $27.7 million or 23.5%. This decrease was primarily due to lower shipping volumes, product cost reductions, benefits of prior year restructuring actions, favorable foreign currency exchange rate changes, and a decrease in precious metal costs, partially offset by lower factory capacity utilization and unfavorable product mix.

Restructuring Charges

During the first quarter of 2023, we recorded restructuring charges of $0.8 million for severance pay and benefits to rationalize our CMM segment, and $0.3 million for other costs. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

During the first quarter of 2022, we restructured our MEMS Microphones product line, which is included within the CMM segment. This action resulted in the termination of a research and development project and a reduction in workforce. We recorded restructuring charges of $5.4 million related to this action. In addition, we recorded restructuring charges of $1.2 million to rationalize the Intelligent Audio product line workforce, which is also included within the CMM segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2023 was $53.8 million, compared with $83.3 million for the first quarter of 2022, a decrease of $29.5 million or 35.4%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2023 was 37.3%, compared with 41.4% for the first quarter of 2022. The decrease in gross profit was primarily due to lower shipping volumes. The decrease in gross profit margin was due to lower factory capacity utilization, unfavorable product mix, lower average pricing on mature products shipped into the mobile market, partially offset by product cost reductions, benefits of prior year restructuring actions, favorable foreign currency exchange rate changes, and a decrease in precious metal costs.

Non-GAAP gross profit for the first quarter of 2023 was $54.4 million, compared with $83.8 million for the first quarter of 2022, a decrease of $29.4 million or 35.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2023 was 37.7%, compared with 41.6% for the first quarter of 2022. The decrease in non-GAAP gross profit was primarily due to lower shipping volumes. The decrease in non-GAAP gross profit margin was primarily due to lower factory capacity utilization, unfavorable product mix, and lower average pricing on mature products shipped into the mobile market, partially offset by product cost reductions, benefits of prior year restructuring actions, favorable foreign currency exchange rate changes, and a decrease in precious metal costs.

Research and Development Expenses

Research and development expenses for the first quarter of 2023 were $20.0 million, compared with $23.1 million for the first quarter of 2022, a decrease of $3.1 million or 13.4%. Research and development expenses as a percentage of revenues for the first quarter of 2023 and 2022 were 13.9% and 11.5%, respectively. The decrease in expenses was primarily driven by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions, partially offset by increased development activities in our PD segment. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2023 were $33.8 million, compared with $32.3 million for the first quarter of 2022, an increase of $1.5 million or 4.6%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2023 and 2022 were 23.4% and 16.0%, respectively. The increase in expenses was primarily driven by a change in our deferred compensation liability and increased travel activity. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Interest Expense, net

Interest expense for the first quarter of 2023 and 2022 was $0.8 million. We had a lower outstanding revolving credit facility balance during the first quarter of 2023 compared to the first quarter of 2022, offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the first quarter of 2023 was $2.3 million, compared with income of $0.5 million for the first quarter of 2022, a change of $2.8 million. The change is primarily due to unfavorable impacts from foreign currency exchange rate changes, partially offset by the appreciation in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the first quarter of 2023 and 2022 was (26.8)% and 13.8%, respectively. The ETR for the first quarter of 2023 and 2022 includes discrete items totaling $0.6 million of tax expense and $1.0 million of tax benefit, respectively. The discrete items impacting the tax provision for first quarter of 2023 and 2022 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the first quarter of 2023 and 2022 was (12.2)% and 18.6%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the first quarter of 2023 and 2022. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the first quarter of 2023 and 2022 was 30.1% and 13.0%, respectively. The non-GAAP ETR includes discrete items totaling $0.9 million of tax expense for the first quarter of 2023. Absent the discrete items, the non-GAAP ETR for the first quarter of 2023 and 2022 was 17.8% and 13.0%, respectively. The change in the non-GAAP ETR was due to lower pre-tax earnings and net discrete items including the impact of the increase in our Malaysian tax rate on our 2022 non-GAAP provision.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss. As a result of the rapid decline in demand for global consumer electronics during 2022, we did not satisfy all of the conditions of our tax holiday in Malaysia. As such, we are not including this tax holiday benefit in our 2023 GAAP ETR and non-GAAP ETR. We are currently in appeal discussions with the Malaysian tax authorities regarding revised conditions. For additional information on these tax holidays refer to Note 10. Income Taxes to our Consolidated Financial Statements.

Net (Loss) Earnings

Net loss for the first quarter of 2023 was $5.2 million, compared with earnings of $18.1 million for the first quarter of 2022, a decrease of $23.3 million. As described above, the decrease is primarily due lower gross profit, partially offset by lower operating expenses and restructuring charges.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the first quarter of 2023 was $3.3 million, compared with earnings of $21.8 million for the first quarter of 2022, a decrease of $25.1 million. (Loss) earnings before interest and income taxes ("EBIT") margin (EBIT as a percentage of revenues) for the first quarter of 2023 was (2.3)%, compared with 10.8% for the first quarter of 2022. The decreases are primarily due to lower gross profit, partially offset by lower operating expenses and restructuring charges.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the first quarter of 2023 was $8.1 million, compared with $39.4 million for the first quarter of 2022, a decrease of $31.3 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the first quarter of 2023 was 5.6%, compared with 19.6% for the first quarter of 2022. The decreases were primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $0.06 for the first quarter of 2023, compared with earnings per share of $0.19 for the first quarter of 2022, a decrease of $0.25. As described above, the decrease is primarily due to lower gross profit, partially offset by lower operating expenses and restructuring charges.

Non-GAAP diluted earnings per share was $0.05 for the first quarter of 2023, compared with $0.35 for the first quarter of 2022, a decrease of $0.30. As described above, the decrease was primarily due to lower non-GAAP gross profit, partially offset by lower non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Gross profit	$53.8	$83.3
Stock-based compensation expense	0.5	0.5
Restructuring charges	0.1	—
Non-GAAP gross profit	$54.4	$83.8

Net (loss) earnings	$(5.2)	$18.1
Interest expense, net	0.8	0.8
Provision for income taxes	1.1	2.9
(Loss) earnings before interest and income taxes	(3.3)	21.8
Stock-based compensation expense	7.8	7.6
Intangibles amortization expense	2.9	3.1
Restructuring charges	1.1	6.6
Other (2)	(0.4)	0.3
Adjusted earnings before interest and income taxes	$8.1	$39.4

Provision for income taxes	$1.1	$2.9
Income tax effects of non-GAAP reconciling adjustments (3)	1.1	2.1
Non-GAAP provision for income taxes	$2.2	$5.0

Net (loss) earnings	$(5.2)	$18.1
Non-GAAP reconciling adjustments (4)	11.4	17.6
Income tax effects of non-GAAP reconciling adjustments (3)	1.1	2.1
Non-GAAP net earnings	$5.1	$33.6

Diluted (loss) earnings per share	$(0.06)	$0.19
Earnings per share non-GAAP reconciling adjustment	0.11	0.16
Non-GAAP diluted earnings per share	$0.05	$0.35

Diluted average shares outstanding	91.4	94.3
Non-GAAP adjustment (5)	3.3	2.0
Non-GAAP diluted average shares outstanding (5)	94.7	96.3

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
(2)    Other expenses represent the ongoing net lease cost related to facilities not used in operations
(3)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
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

Segment Results of Operations for the Three Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022

The following is a summary of the results of operations of our three reportable segments: Precision Devices, Medtech & Specialty Audio, and Consumer MEMS Microphones.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings before interest and income taxes to our consolidated earnings.

Precision Devices

	Three Months Ended March 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$53.7		$55.7

Earnings before interest and income taxes	$10.7	19.9%	$12.3	22.1%
Stock-based compensation expense	0.9		0.7
Intangibles amortization expense	1.4		1.5
Adjusted earnings before interest and income taxes	$13.0	24.2%	$14.5	26.0%

Revenues

PD revenues were $53.7 million for the first quarter of 2023, compared with $55.7 million for the first quarter of 2022, a decrease of $2.0 million or 3.6%. Revenues decreased primarily due to lower demand from the industrial and communication markets, partially offset by increased demand in the electric vehicle and medtech markets.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $10.7 million for the first quarter of 2023, compared with earnings of $12.3 million for the first quarter of 2022, a decrease of $1.6 million. EBIT margin for the first quarter of 2023 was 19.9%, compared to 22.1% for the first quarter of 2022. The decreases were primarily due to lower revenues and increased operating expenses, partially offset by higher gross profit margins. The gross profit margin increase was primarily driven by a decrease in precious metal costs and product cost reductions.

PD Adjusted EBIT was $13.0 million for the first quarter of 2023, compared with $14.5 million for the first quarter of 2022, a decrease of $1.5 million. Adjusted EBIT margin for the first quarter of 2023 was 24.2%, compared with 26.0% for the first quarter of 2022. The decreases were primarily due to lower revenues and increased operating expenses, partially offset by higher non-GAAP gross profit margins. The non-GAAP gross profit margin increase was primarily driven by a decrease in precious metal costs and product cost reductions.

MedTech & Specialty Audio

	Three Months Ended March 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$45.5		$59.5

Earnings before interest and income taxes	$11.4	25.1%	$21.7	36.5%
Stock-based compensation expense	0.9		0.7
Adjusted earnings before interest and income taxes	$12.3	27.0%	$22.4	37.6%

Revenues

MSA revenues were $45.5 million for the first quarter of 2023, compared with $59.5 million for the first quarter of 2022, a decrease of $14.0 million or 23.5%. Revenues decreased primarily due to lower shipping volumes into the hearing health and premium audio markets as customers reduced their inventory levels. In addition to lower end market demand, shipping volumes were unfavorably impacted this quarter by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $11.4 million for the first quarter of 2023, compared with earnings of $21.7 million for the first quarter of 2022, a decrease of $10.3 million or 47.5%. EBIT margin for the first quarter of 2023 was 25.1%, compared with 36.5% for the first quarter of 2022. The decreases were primarily due to lower revenues and lower gross profit margins. The lower gross profit margin was driven by lower factory capacity utilization, unfavorable product mix, and inflationary impacts, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

MSA Adjusted EBIT was $12.3 million for the first quarter of 2023, compared with $22.4 million for the first quarter of 2022, a decrease of $10.1 million. Adjusted EBIT margin for the first quarter of 2023 was 27.0%, compared to 37.6% for the first quarter of 2022. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margins. The lower non-GAAP gross profit margin was driven by lower factory capacity utilization, unfavorable product mix, and inflationary impacts, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Consumer MEMS Microphones

	Three Months Ended March 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$45.1		$86.2

(Loss) earnings before interest and income taxes	$(8.2)	(18.2)%	$0.5	0.6%
Stock-based compensation expense	1.7		1.9
Intangibles amortization expense	1.5		1.6
Restructuring charges	0.8		6.6
Other (1)	(0.4)		0.3
Adjusted (loss) earnings before interest and income taxes	$(4.6)	(10.2)%	$10.9	12.6%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

CMM revenues were $45.1 million for the first quarter of 2023, compared with $86.2 million for the first quarter of 2022, a decrease of $41.1 million or 47.7%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, IoT, computing, and ear markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted this quarter by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. Revenues were also impacted by lower average pricing on mature products shipped into the mobile market.

(Loss) Earnings and Adjusted (Loss) Earnings Before Interest and Income Taxes

CMM loss before interest and income taxes was $8.2 million for the first quarter of 2023, compared with earnings of $0.5 million for the first quarter of 2022, a decrease of $8.7 million. EBIT margin for the first quarter of 2023 was (18.2)%, compared with 0.6% for the first quarter of 2022. The decreases were primarily due to lower revenues and gross profit margins, partially offset by lower restructuring charges and lower operating expenses. The lower gross profit margin was driven by decreased factory capacity utilization, lower average pricing on mature products shipped into the mobile market, and unfavorable product mix, partially offset by the benefits of prior year restructuring actions and product cost reductions.

CMM Adjusted loss before interest and income taxes was $4.6 million for the first quarter of 2023, compared with earnings of $10.9 million for the first quarter of 2022, a decrease of $15.5 million. Adjusted EBIT margin for the first quarter of 2023 was a loss of 10.2%, compared to earnings of 12.6% for the first quarter of 2022. The decreases were primarily due to lower revenues and non-GAAP gross profit margins, partially offset by lower operating expenses. The lower gross profit margin was driven by decreased factory capacity utilization, lower average pricing on mature products shipped into the mobile market, and unfavorable product mix, partially offset by the benefits of prior year restructuring actions and product cost reductions.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $52.0 million and $48.2 million at March 31, 2023 and December 31, 2022, respectively. Of these amounts, cash held by our non-U.S. operations totaled $44.9 million and $40.0 million as of March 31, 2023 and December 31, 2022, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On February 8, 2023, we entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of March 31, 2023, outstanding borrowings under the Credit Facility were $45.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2023 and 2022, we repurchased 433,759 shares and 313,395 shares of common stock, respectively, for a total of $7.5 million and $6.8 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$21.9	$0.8
Investing activities	(3.9)	(6.8)
Financing activities	(14.3)	(12.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	$3.8	$(18.2)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities in the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to the favorable changes in working capital and incentive compensation payments, partially offset by lower net earnings. The favorable changes in working capital in 2023 were primarily driven by an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in inventories related to last time buy requirements as we transition our products into new technology platforms.

Investing Activities

The cash used in investing activities during 2023 and 2022 was primarily driven by capital expenditures to support product innovation and cost savings.

In 2023, we expect capital expenditures to be in the range of 4% to 5% of revenues.

Financing Activities

Cash used in financing activities during 2023 was primarily related to the $7.5 million of repurchases of common stock, the $6.0 million payment of taxes related to net share settlement of equity awards, and the $1.6 million payment of debt issuance costs, partially offset by proceeds of $1.4 million from the exercise of options. Cash used in financing activities during 2022 was primarily related to the $6.8 million of repurchases of common stock and the $6.1 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $3.9 million from the exercise of options.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 9, 2023. There are no material changes in our previously reported critical accounting estimates.

Recent Accounting Standards

As included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, there are no recently issued or adopted accounting standards that have had or are not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our exposure to market risk as of December 31, 2022, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Below is a summary of share repurchases for the three months ended March 31, 2023:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
February 2023	433,759	$17.28	433,759	$137.7

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 2, 2023	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)