Form 10-Q
period 2023-06-30
Knowles Corp
filed 2023-08-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 31, 2023 was 91,144,116.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$173.0	$188.0	$317.3	$389.4
Cost of goods sold	105.8	110.3	196.2	228.4
Gain on sale of fixed assets	(4.8)	—	(4.8)	—
Restructuring charges - cost of goods sold	(1.7)	—	(1.6)	—
Gross profit	73.7	77.7	127.5	161.0
Research and development expenses	19.7	21.3	39.7	44.4
Selling and administrative expenses	36.5	30.7	70.3	63.0
Impairment charges	—	239.8	—	239.8
Restructuring charges	0.6	0.5	1.6	7.1
Operating expenses	56.8	292.3	111.6	354.3
Operating earnings (loss)	16.9	(214.6)	15.9	(193.3)
Interest expense, net	0.8	0.8	1.6	1.6
Other (income) expense, net	(1.3)	1.7	1.0	1.2
Earnings (loss) before income taxes	17.4	(217.1)	13.3	(196.1)
Provision for income taxes	3.8	25.8	4.9	28.7
Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)

Net earnings (loss) per share:
Basic	$0.15	$(2.64)	$0.09	$(2.44)
Diluted	$0.15	$(2.64)	$0.09	$(2.44)

Weighted-average common shares outstanding:
Basic	91.4	92.0	91.4	92.2
Diluted	91.8	92.0	92.1	92.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)

Other comprehensive loss, net of tax

Foreign currency translation	(13.3)	(15.6)	(9.7)	(17.8)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	(0.1)	0.4	—
Net change in employee benefit plans	0.2	(0.1)	0.4	—

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(4.0)	(3.1)	(3.9)	(3.1)
Net losses reclassified into earnings	0.4	0.9	0.5	0.6
Total cash flow hedges	(3.6)	(2.2)	(3.4)	(2.5)

Other comprehensive loss, net of tax	(16.7)	(17.9)	(12.7)	(20.3)

Comprehensive loss	$(3.1)	$(260.8)	$(4.3)	$(245.1)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$54.4	$48.2
Receivables, net of allowances of $0.4 and $1.1	118.0	134.7
Inventories, net	191.9	169.5
Prepaid and other current assets	11.6	10.0
Total current assets	375.9	362.4
Property, plant, and equipment, net	149.9	161.8
Goodwill	471.0	471.0
Intangible assets, net	79.3	85.1
Operating lease right-of-use assets	11.5	12.6
Other assets and deferred charges	88.4	91.0
Total assets	$1,176.0	$1,183.9

Current liabilities:
Accounts payable	$48.5	$41.4
Accrued compensation and employee benefits	23.9	26.9
Operating lease liabilities	6.1	8.4
Other accrued expenses	29.9	19.9
Federal and other taxes on income	—	2.5
Total current liabilities	108.4	99.1
Long-term debt	45.0	45.0
Deferred income taxes	0.9	0.9
Long-term operating lease liabilities	6.3	7.2
Other liabilities	28.9	38.8
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 97,228,853 and 91,142,187 shares issued and outstanding at June 30, 2023, respectively, and 96,431,604 and 91,078,376 shares issued and outstanding at December 31, 2022, respectively	1.0	1.0
Treasury stock - at cost; 6,086,666 and 5,353,228 shares at June 30, 2023 and December 31, 2022, respectively	(115.8)	(103.3)
Additional paid-in capital	1,675.9	1,665.5
Accumulated deficit	(439.8)	(448.2)
Accumulated other comprehensive loss	(134.8)	(122.1)
Total stockholders' equity	986.5	992.9
Total liabilities and stockholders' equity	$1,176.0	$1,183.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2023	97,146,487	$1.0	(5,786,987)	$(110.8)	$1,668.7	$(453.4)	$(118.1)	$987.4
Net earnings	—	—	—	—	—	13.6	—	13.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.7)	(16.7)
Repurchase of common stock	—	—	(299,679)	(5.0)	—	—	—	(5.0)
Stock-based compensation expense	—	—	—	—	7.1	—	—	7.1
Exercise of stock options	10,505	—	—	—	0.2	—	—	0.2
Restricted stock unit settlement, net of tax	71,861	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2022	96,018,208	$1.0	(3,327,578)	$(66.1)	$1,642.0	$—	$(102.8)	$1,474.1
Net loss	—	—	—	—	—	(242.9)	—	(242.9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17.9)	(17.9)
Repurchase of common stock	—	—	(936,100)	(18.6)	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	7.2	—	—	7.2
Exercise of stock options	167,191	—	—	—	1.8	—	—	1.8
Restricted and performance stock unit settlement, net of tax	69,242	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net earnings	—	—	—	—	—	8.4	—	8.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12.7)	(12.7)
Repurchase of common stock	—	—	(733,438)	(12.5)	—	—	—	(12.5)
Stock-based compensation expense	—	—	—	—	14.9	—	—	14.9
Exercise of stock options	193,241	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	604,008	—	—	—	(6.1)	—	—	(6.1)
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net loss	—	—	—	—	—	(224.8)	—	(224.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20.3)	(20.3)
Repurchase of common stock	—	—	(1,249,495)	(25.4)	—	—	—	(25.4)
Stock-based compensation expense	—	—	—	—	14.8	—	—	14.8
Exercise of stock options	499,527	—	—	—	6.0	—	—	6.0
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	642,336	—	—	—	(6.2)	—	—	(6.2)
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net earnings (loss)	$8.4	$(224.8)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	23.2	28.8
Stock-based compensation	14.9	14.8
Impairment charges	—	239.8
Gain on sale of fixed assets	(4.8)	—
Non-cash restructuring charges	(1.7)	—
Non-cash interest expense and amortization of debt issuance costs	0.4	0.3
Deferred income taxes	3.7	2.1
Other, net	(2.8)	(3.9)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	16.9	18.0
Inventories, net	(26.8)	(40.2)
Prepaid and other current assets	(2.4)	(3.4)
Accounts payable	7.3	(24.1)
Accrued compensation and employee benefits	(2.7)	(17.6)
Other accrued expenses	0.5	3.0
Accrued taxes	(2.6)	25.0
Other non-current assets and non-current liabilities	(9.1)	2.6
Net cash provided by operating activities	22.4	20.4

Investing Activities
Proceeds from the sale of property, plant, and equipment	12.1	—
Capital expenditures	(7.9)	(13.9)
Acquisitions of business (net of cash acquired)	—	(0.7)
Purchase of investments	(0.4)	—
Proceeds from the sale of investments	0.4	—
Net cash provided by (used in) investing activities	4.2	(14.6)

Financing Activities
Payments under revolving credit facility	—	(15.0)
Borrowings under revolving credit facility	—	18.0
Repurchase of common stock	(12.5)	(25.4)
Tax on stock option exercises and restricted and performance stock unit vesting	(6.1)	(6.2)
Payments of finance lease obligations	(1.2)	(3.6)
Payments of debt issuance costs	(1.9)	—
Proceeds from exercise of stock options	1.6	6.0
Net cash used in financing activities	(20.1)	(26.2)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.8)

Net increase (decrease) in cash and cash equivalents	6.2	(21.2)
Cash and cash equivalents at beginning of period	48.2	68.9
Cash and cash equivalents at end of period	$54.4	$47.7

Supplemental information - cash paid for:
Income taxes	$7.0	$0.7
Interest	$1.8	$1.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2023 and 2022, the Company repurchased 733,438 shares and 1,249,495 shares of common stock, respectively, for a total of $12.5 million and $25.4 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2023 and 2022 were $1.8 million and $5.3 million, respectively. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

2. Recent Accounting Standards

There are no recently issued or adopted accounting standards that impact the Consolidated Financial Statements of the Company as of June 30, 2023.

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

4. Impairment Charges

The Company tests goodwill for impairment at least annually as of October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Recoverability of goodwill is measured at the reporting unit level. The Company’s three reporting units are Precision Devices ("PD"), MedTech & Specialty Audio ("MSA"), and Consumer MEMS Microphones ("CMM"). The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value.

During the second quarter of 2022, the Company identified a triggering event requiring an interim impairment assessment for the CMM reporting unit (previously referred to as Mobile Consumer Electronics or "MCE"), which resulted in a goodwill impairment charge of $239.8 million. The triggering event occurred due to the identification of a rapid decline in current demand and a reduction in the expected future growth rate for global consumer electronics, which resulted in reductions to forecasted revenue and terminal growth rates and profit margins. The goodwill impairment charge is presented within "Impairment charges" in "Operating expenses" on the Consolidated Statements of Earnings. The Company had not incurred any previous goodwill impairment charges.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$141.4	$116.1
Work in progress	29.5	28.3
Finished goods	61.3	62.8
Subtotal	232.2	207.2
Less reserves	(40.3)	(37.7)
Total	$191.9	$169.5

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2023	December 31, 2022
Land	$12.5	$12.5
Buildings and improvements	112.9	114.6
Machinery, equipment, and other	487.0	531.2
Subtotal	612.4	658.3
Less accumulated depreciation	(462.5)	(496.5)
Total	$149.9	$161.8

Depreciation expense totaled $8.2 million and $11.0 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense totaled $17.4 million and $22.7 million, respectively.

During the three months ended June 30, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in the second quarter of 2023. The Company transferred control of a portion of these assets with a fair value of approximately $5.7 million to the buyer during the three months ended June 30, 2023, resulting in a gain on sale of approximately $5.7 million. This gain on sale is reflected in the Consolidated Statements of Earnings for the three and six months ended June 30, 2023 as follows: $4.8 million has been recognized in "Gain on sale of fixed assets," which relates to the transition to the next generation of MEMS wafer manufacturing technology, and $0.9 million has been recognized within "Restructuring charges - cost of goods sold" - see also Note 8. Restructuring and Related Activities.

The Company has deferred the remaining sale proceeds related to this agreement of approximately $5.7 million until it completes the transfer of control of the remaining assets to the buyer, which is expected to occur primarily in the third quarter of 2023. This liability is included in "Other accrued expenses" on the Consolidated Balance Sheet as of June 30, 2023.

7. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$0.9	$2.0	$0.8
Customer relationships	36.4	12.5	36.4	10.3
Developed technology	45.4	23.6	45.4	20.1
Other	2.4	1.9	2.4	1.9
Total	86.2	38.9	86.2	33.1
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$79.3		$85.1

Amortization expense totaled $2.9 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $5.8 million and $6.1 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2023	$5.8
2024	11.6
2025	11.2
2026	5.3
2027	5.3
2028 and thereafter	8.1
Total	$47.3

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through headcount reductions, targeted facility consolidations, and other measures to further optimize operations and align resources with growth opportunities.

The Company recorded restructuring charges of $0.6 million and $1.4 million during the three and six months ended June 30, 2023, respectively, for severance pay and benefits to rationalize the MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment, and $0.3 million for Corporate charges for the six months ended June 30, 2023. The Company recognized the majority of these costs within Operating expenses, resulting in total restructuring charges within Operating expenses of $0.6 million and $1.6 million for the three and six months ended June 30, 2023, respectively.

During the three months ended June 30, 2023, the Company recorded a $0.9 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges within the Consumer MEMS Microphones segment. In addition, during the three months ended June 30, 2023, the Company recorded a $0.8 million reversal of restructuring charges within the Consumer MEMS Microphones related to a change in estimate. The Company recognized these transactions within Gross profit, resulting in total restructuring credits within Gross Profit of $1.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

In addition, during the six months ended June 30, 2022, the Company recorded restructuring charges of $1.2 million for severance pay and benefits to rationalize the Intelligent Audio product line workforce, which is included within the Consumer MEMS Microphones segment, and $0.5 million for other costs.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Consumer MEMS Microphones	(1.1)	—	(0.3)	6.6
Corporate	—	0.5	0.3	0.5
Total	$(1.1)	$0.5	$—	$7.1

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2022	$0.9	$21.8	$22.7
Restructuring charges	1.7	(1.7)	—
Payments	(1.8)	(3.2)	(5.0)
Other, including foreign currency	—	0.4	0.4
Balance at June 30, 2023	$0.8	$17.3	$18.1

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Other accrued expenses	$7.5	$4.0
Other liabilities	10.6	18.7
Total	$18.1	$22.7

9. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	June 30, 2023	December 31, 2022
Revolving credit facility	$45.0	$45.0
Less current maturities (1)	—	—
Total long-term debt	$45.0	$45.0
(1) There are no required principal payments due until maturity in February 2028.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At June 30, 2023, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 6.24% and 2.18% for the six months ended June 30, 2023 and 2022, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% for the six months ended June 30, 2023 and 2022.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(13.3)	$—	$(13.3)	$(15.6)	$—	$(15.6)
Employee benefit plans	0.1	0.1	0.2	0.1	(0.2)	(0.1)
Changes in fair value of cash flow hedges	(4.0)	0.4	(3.6)	(2.5)	0.3	(2.2)
Total other comprehensive loss	$(17.2)	$0.5	$(16.7)	$(18.0)	$0.1	$(17.9)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(9.7)	$—	$(9.7)	$(17.8)	$—	$(17.8)
Employee benefit plans	0.3	0.1	0.4	0.3	(0.3)	—
Changes in fair value of cash flow hedges	(4.1)	0.7	(3.4)	(2.8)	0.3	(2.5)
Total other comprehensive loss	$(13.5)	$0.8	$(12.7)	$(20.3)	$—	$(20.3)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2023 and 2022:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive (loss) earnings, net of tax	(3.4)	0.4	(9.7)	(12.7)
Balance at June 30, 2023	$(2.4)	$(15.9)	$(116.5)	$(134.8)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive loss, net of tax	(2.5)	—	(17.8)	(20.3)
Balance at June 30, 2022	$(2.2)	$(17.1)	$(101.4)	$(120.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.1	$0.1
Tax	Provision for income taxes	0.1	(0.2)
Net of tax		$0.2	$(0.1)

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.5	$1.0
Tax	Provision for income taxes	(0.1)	(0.1)
Net of tax		$0.4	$0.9

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.3	$0.3
Tax	Provision for income taxes	0.1	(0.3)
Net of tax		$0.4	$—

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.6	$0.7
Tax	Provision for income taxes	(0.1)	(0.1)
Net of tax		$0.5	$0.6

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

The Company's ETR for the three and six months ended June 30, 2023 was 21.8% (inclusive of discrete items totaling $0.1 million of expense) and 36.8% (inclusive of discrete items totaling $0.7 million of expense), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2023 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three and six months ended June 30, 2023 was 21.3% and 31.6%, respectively. The Company's ETR for the three and six months ended June 30, 2022 was (11.9)% (inclusive of discrete items totaling $0.6 million of benefit) and (14.6)% (inclusive of discrete items totaling $1.6 million of benefit), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2023 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three and six months ended June 30, 2022 was (12.2)% and (15.5)%, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR is favorably impacted by tax holidays granted to the Company. The benefit for these incentives for the three and six months ended June 30, 2023 was approximately $0.5 million and $0.6 million, respectively, or $0.01 on a basic per share basis for both periods. The benefit for these incentives for the three and six months ended June 30, 2022 was approximately $2.4 million and $5.0 million, respectively, or $0.03 and $0.05 on a basic per share basis. The decrease in the tax holiday benefits is attributable to the Company not satisfying all of the conditions of our tax holiday in Malaysia during the year ended December 31, 2022 due to the rapid decline in demand for global consumer electronics. As a result, our tax holiday benefit in Malaysia ended on December 31, 2022.

The Company believes it is reasonably possible that a U.S. valuation allowance of approximately $11.6 million related to foreign tax credits will be released within the next twelve months.

12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total pre-tax stock-based compensation expense	$7.1	$7.2	$14.9	$14.8
Tax benefit	0.3	0.8	3.2	4.0
Total stock-based compensation expense, net of tax	$6.8	$6.4	$11.7	$10.8

Stock Options and SSARs

The expense related to stock options granted in the six months ended June 30, 2022 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. No stock options were granted during the three and six months ended June 30, 2023.

Six Months Ended June 30,
2022
Risk-free interest rate	0.85%
Dividend yield	—%
Expected life (years)	4.5
Volatility	34.3%
Fair value at date of grant	$6.29

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the six months ended June 30, 2023:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2022	223,564	$23.92			2,703,424	$16.28
Exercised	—	—			(534,842)	12.45
Forfeited	—	—			(12,684)	20.97
Expired	(223,564)	23.92			—	—
Outstanding at June 30, 2023	—	$—	$—	0.0	2,155,898	$17.20	$3.2	2.7

Exercisable at June 30, 2023	—	$—	$—	0.0	1,998,054	$16.91	$3.2	2.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There was no unrecognized compensation expense related to SSARs at June 30, 2023. At June 30, 2023, unrecognized compensation expense related to stock options not yet exercisable of $0.7 million is expected to be recognized over a weighted-average period of 1.3 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	1,880,521	$19.96
Granted	1,251,627	18.81
Vested (1)	(813,275)	19.60
Forfeited	(82,174)	20.19
Unvested at June 30, 2023	2,236,699	$19.44
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2023, $31.1 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	833,589	$25.12
Granted	320,585	29.75
Vested (1)	(261,770)	16.14
Forfeited	(37,125)	29.20
Unvested at June 30, 2023	855,279	$29.42
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2023, $14.2 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)

Basic:
Net earnings (loss) per share	$0.15	$(2.64)	$0.09	$(2.44)
Weighted-average shares outstanding	91.4	92.0	91.4	92.2

Diluted:
Net earnings (loss) per share	$0.15	$(2.64)	$0.09	$(2.44)
Weighted-average shares outstanding	91.8	92.0	92.1	92.2

For the three and six months ended June 30, 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.3 million and 2.4 million, respectively. For the three and six months ended June 30, 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.0 million and 2.0 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2023 and December 31, 2022.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Segment Information

The Company's three reportable segments are Precision Devices, MedTech & Specialty Audio, and Consumer MEMS Microphones. Information regarding the Company’s reportable segments is as follows (certain prior year information has been reclassified to conform to the current year presentation):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Precision Devices	$47.8	$59.5	$101.5	$115.2
MedTech & Specialty Audio	60.6	61.6	106.1	121.1
Consumer MEMS Microphones	64.6	66.9	109.7	153.1
Total revenues	$173.0	$188.0	$317.3	$389.4

Earnings (loss) before interest and income taxes:
Precision Devices	$4.8	$11.0	$15.5	$23.3
MedTech & Specialty Audio	23.6	23.1	35.0	44.8
Consumer MEMS Microphones	6.3	(239.3)	(1.9)	(238.8)
Total segments	34.7	(205.2)	48.6	(170.7)
Corporate expense / other	16.5	11.1	33.7	23.8
Interest expense, net	0.8	0.8	1.6	1.6
Earnings (loss) before income taxes	17.4	(217.1)	13.3	(196.1)
Provision for income taxes	3.8	25.8	4.9	28.7
Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2023	December 31, 2022
Precision Devices	$290.1	$275.7
MedTech & Specialty Audio	339.9	358.1
Consumer MEMS Microphones	542.7	547.3
Corporate / eliminations	3.3	2.8
Total	$1,176.0	$1,183.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Asia	$108.9	$113.0	$188.9	$241.9
United States	34.0	44.7	69.3	85.6
Europe	25.7	27.6	49.8	55.7
Other Americas	1.3	1.1	3.4	2.6
Other	3.1	1.6	5.9	3.6
Total	$173.0	$188.0	$317.3	$389.4

Receivables, net from contracts with customers were $107.3 million and $125.7 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, our total remaining performance obligations were immaterial.

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

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, industrial, communication, electric vehicle, and distribution markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

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

Results of Operations for the Three Months Ended June 30, 2023 compared with the Three Months Ended June 30, 2022

	Three Months Ended June 30,
(in millions, except per share amounts)	2023	2022
Revenues	$173.0	$188.0

Gross profit	$73.7	$77.7
Non-GAAP gross profit	$72.7	$78.1

Earnings (loss) before interest and income taxes	$18.2	$(216.3)
Adjusted earnings before interest and income taxes	$27.7	$37.6

Provision for income taxes	$3.8	$25.8
Non-GAAP provision for income taxes	$5.0	$5.1

Net earnings (loss)	$13.6	$(242.9)
Non-GAAP net earnings	$21.9	$31.7

Diluted earnings (loss) per share	$0.15	$(2.64)
Non-GAAP diluted earnings per share	$0.23	$0.33

Revenues

Revenues for the second quarter of 2023 were $173.0 million, compared with $188.0 million for the second quarter of 2022, a decrease of $15.0 million or 8.0%. PD revenues decreased $11.7 million, primarily due to lower demand from the industrial, distribution, and communication markets. CMM revenues decreased $2.3 million, primarily due to lower average pricing on mature products, partially offset by higher demand in the ear and IoT markets. MSA revenues decreased $1.0 million, primarily due to lower shipping volumes into the hearing health market, partially offset by higher shipping volumes into the premium audio market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2023 was $105.8 million, compared with $110.3 million for the second quarter of 2022, a decrease of $4.5 million or 4.1%. This decrease was primarily due to product cost reductions, benefits of prior year restructuring actions, and lower shipping volumes, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the second quarter of 2023 and recorded a gain of $4.8 million. In addition, CMM expects to recognize further gains on sale of fixed assets in the third quarter of 2023. For additional information, refer to Note 6. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2023, we recorded a $0.9 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges and a $0.8 million reversal of restructuring charges related to a change in estimate, all within Gross profit and the CMM Segment. We also recorded restructuring charges of $0.6 million in Operating expenses for severance pay and benefits to rationalize our CMM segment. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the second quarter of 2022, we recorded restructuring charges of $0.5 million within Operating expenses.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2023 was $73.7 million, compared with $77.7 million for the second quarter of 2022, a decrease of $4.0 million or 5.1%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2023 was 42.6%, compared with 41.3% for the second quarter of 2022. The decrease in gross profit was primarily due to lower shipping volumes, lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization, partially offset by product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes. The increase in gross profit margin was primarily driven by product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes, partially offset by lower average pricing and lower factory capacity utilization.

Non-GAAP gross profit for the second quarter of 2023 was $72.7 million, compared with $78.1 million for the second quarter of 2022, a decrease of $5.4 million or 6.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2023 was 42.0%, compared with 41.5% for the second quarter of 2022. The decrease in non-GAAP gross profit was primarily due to lower shipping volumes, lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization, partially offset by product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes. The increase in gross profit margin was primarily driven by product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes, partially offset by lower average pricing and lower factory capacity utilization.

Research and Development Expenses

Research and development expenses for the second quarter of 2023 were $19.7 million, compared with $21.3 million for the second quarter of 2022, a decrease of $1.6 million or 7.5%. Research and development expenses as a percentage of revenues for the second quarter of 2023 and 2022 were 11.4% and 11.3%, respectively. The decrease in expenses was primarily driven by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions, partially offset by increased development activities in our MSA and PD segments. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2023 were $36.5 million, compared with $30.7 million for the second quarter of 2022, an increase of $5.8 million or 18.9%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2023 and 2022 were 21.1% and 16.3%, respectively. The increase in expenses was primarily driven by higher professional service fees, higher incentive compensation, and a change in our deferred compensation liability. The increase in expenses as a percentage of revenues was driven by our increase in expenses and lower revenues.

Impairment Charges

No impairment charges were recorded during the second quarter of 2023. Impairment charges for the second quarter of 2022 were $239.8 million related to a goodwill impairment charge for the CMM segment. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the second quarter of 2023 and 2022 was $0.8 million. We had a lower outstanding revolving credit facility balance during the second quarter of 2023 compared to the second quarter of 2022, offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the second quarter of 2023 was $1.3 million, compared with expense of $1.7 million for the second quarter of 2022, a change of $3.0 million. Income in the second quarter of 2023 represents favorable foreign currency exchange rate impacts and the unrealized gains in our investment balances. Expense in the second quarter of 2022 represents an adjustment to pre-spin-off pension obligations and the unrealized losses in our investment balances, partially offset by favorable foreign currency exchange rate impacts.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the second quarter of 2023 and 2022 was 21.8% and (11.9)%, respectively. The ETR for the second quarter of 2023 and 2022 includes discrete items totaling $0.1 million of tax expense and $0.6 million of benefit, respectively, primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the second quarter of 2023 and 2022 was 21.3% and (12.2)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the second quarter of 2023 and 2022. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the second quarter of 2023 and 2022 was 18.6% and 13.9%, respectively. The non-GAAP ETR for the second quarter of 2022 was impacted by a net discrete benefit totaling $0.4 million. Absent the discrete items, the non-GAAP ETR for the second quarter of 2023 and 2022 was 18.6% and 14.9%, respectively. The change in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss. As a result of the rapid decline in demand for global consumer electronics during 2022, we did not satisfy all of the conditions of our tax holiday in Malaysia. As such, we are not including this tax holiday benefit in our 2023 GAAP ETR and non-GAAP ETR. For additional information on tax holidays refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Net Earnings (Loss)

Net earnings for the second quarter of 2023 were $13.6 million, compared with a loss of $242.9 million for the second quarter of 2022, an increase of $256.5 million. As described above, the increase is primarily due to impairment charges in the second quarter of 2022 that did not recur in the second quarter of 2023 and lower income tax expense, partially offset by lower gross profit and higher operating expenses.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") for the second quarter of 2023 was $18.2 million, compared with a $216.3 million loss for the second quarter of 2022, an increase of $234.5 million. EBIT margin (EBIT as a percentage of revenues) for the second quarter of 2023 was 10.5%, compared with (115.1)% for the second quarter of 2022. The change is primarily due to impairment charges recorded in the second quarter of 2022 that did not recur in the second quarter of 2023, partially offset by lower gross profit and higher operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the second quarter of 2023 was $27.7 million, compared with $37.6 million for the second quarter of 2022, a decrease of $9.9 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the second quarter of 2023 was 16.0%, compared with 20.0% for the second quarter of 2022. The decreases were primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses.

Diluted Earnings (Loss) per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.15 for the second quarter of 2023, compared with loss per share of $2.64 for the second quarter of 2022, an increase of $2.79. As described above, the change is primarily due to impairment charges recorded in the second quarter of 2022 that did not recur in the second quarter of 2023, partially offset by lower gross profit and higher operating expenses.

Non-GAAP diluted earnings per share was $0.23 for the second quarter of 2023, compared with $0.33 for the second quarter of 2022, a decrease of $0.10. As described above, the decrease was primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses.

Results of Operations for the Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

	Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022
Revenues	$317.3	$389.4

Gross profit	$127.5	$161.0
Non-GAAP gross profit	$127.1	$161.9

Earnings (loss) before interest and income taxes	$14.9	$(194.5)
Adjusted earnings before interest and income taxes	$35.8	$77.0

Provision for income taxes	$4.9	$28.7
Non-GAAP provision for income taxes	$7.2	$10.1

Net earnings (loss)	$8.4	$(224.8)
Non-GAAP net earnings	$27.0	$65.3

Diluted earnings (loss) per share	$0.09	$(2.44)
Non-GAAP diluted earnings per share	$0.28	$0.68

Revenues

Revenues for the six months ended June 30, 2023 were $317.3 million, compared with $389.4 million for the six months ended June 30, 2022, a decrease of $72.1 million or 18.5%. PD revenues decreased $13.7 million, primarily due to lower demand from the industrial, distribution, and communication markets, partially offset by increased demand in the electric vehicle market. CMM revenues decreased $43.4 million, primarily due to lower demand for MEMS microphones in the mobile, IoT, and computing markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted this period by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. CMM revenues were also impacted by lower average pricing on mature products shipped into the mobile market. MSA revenues decreased $15.0 million, primarily due to lower shipping volumes into the hearing health market as customers reduced their inventory levels, partially offset by higher shipping volumes into the premium audio market. In addition to lower end market demand, shipping volumes were unfavorably impacted this period by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Cost of Goods Sold

COGS for the six months ended June 30, 2023 was $196.2 million, compared with $228.4 million for the six months ended June 30, 2022, a decrease of $32.2 million or 14.1%. This decrease was primarily due to lower shipping volumes, product cost reductions, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the six months ended June 30, 2023 and recorded a gain of $4.8 million. In addition, CMM expects to recognize further gains on sale of fixed assets in the third quarter of 2023. For additional information, refer to Note 6. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2023, we recorded a $0.9 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges and a $0.8 million reversal of restructuring charges related to a change in estimate, all within Gross profit and the CMM Segment. We also recorded restructuring charges of $1.4 million in Operating expenses for severance pay and benefits to rationalize our CMM segment, and $0.3 million for other costs. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2023 was $127.5 million, compared with $161.0 million for the six months ended June 30, 2022, a decrease of $33.5 million or 20.8%. Gross profit margin for the six months ended June 30, 2023 was 40.2%, compared with 41.3% for the six months ended June 30, 2022. The decrease in gross profit was primarily due to lower shipping volumes. The decrease in gross profit margin was primarily due to lower factory capacity utilization, and lower average pricing on mature products shipped into the mobile market, partially offset by product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the six months ended June 30, 2023 was $127.1 million, compared with $161.9 million for the six months ended June 30, 2022, a decrease of $34.8 million or 21.5%. Non-GAAP gross profit margin for the six months ended June 30, 2023 was 40.1%, compared with 41.6% for the six months ended June 30, 2022. The decrease in non-GAAP gross profit was primarily due to lower shipping volumes. The decrease in non-GAAP gross profit margin was primarily due to lower factory capacity utilization and lower average pricing on mature products shipped into the mobile market, partially offset by product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $39.7 million, compared with $44.4 million for the six months ended June 30, 2022, a decrease of $4.7 million or 10.6%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2023 and 2022 were 12.5% and 11.4%, respectively. The decrease in expenses was primarily driven by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions, partially offset by increased development activities in our PD and MSA segments. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2023 were $70.3 million, compared with $63.0 million for the six months ended June 30, 2022, an increase of $7.3 million or 11.6%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2023 and 2022 were 22.2% and 16.2%, respectively. The increase in expenses was primarily driven by higher professional service fees and higher incentive compensation incurred in the second quarter of 2023 and a change in our deferred compensation liability. The increase in expenses as a percentage of revenues was driven by our lower revenues and an increase in expenses.

Impairment Charges

No impairment charges were recorded during the six months ended June 30, 2023. Impairment charges for the six months ended June 30, 2022 were $239.8 million related to a goodwill impairment charge for the MCE reporting unit. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the six months ended June 30, 2023 and 2022 was $1.6 million. We had a lower outstanding revolving credit facility balance during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other expense for the six months ended June 30, 2023 was $1.0 million, compared with expense of $1.2 million for the six months ended June 30, 2022, a change of $0.2 million. Expense in 2023 represents unfavorable foreign currency exchange rate impacts, partially offset by the unrealized gains in our investment balances. Expense in 2022 represents an adjustment to pre-spin-off pension obligations and the unrealized losses in our investment balances, partially offset by favorable foreign currency exchange rate impacts.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the six months ended June 30, 2023 and 2022 was 36.8% and (14.6)%, respectively. The ETR for the six months ended June 30, 2023 and 2022 includes discrete items totaling $0.7 million of tax expense and $1.6 million of benefit, respectively. The discrete items impacting the tax provision for first quarter of 2023 and 2022 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the six months ended June 30, 2023 and 2022 was 31.6% and (15.5)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the six months ended June 30, 2023 and 2022. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the six months ended June 30, 2023 and 2022 was 21.1% and 13.4%, respectively. The non-GAAP ETR includes discrete items totaling $0.9 million of tax expense for the six months ended June 30, 2023 and a net discrete benefit totaling $0.4 million for the six months ended June 30, 2022. Absent the discrete items, the non-GAAP ETR for the six months ended June 30, 2023 and 2022 was 18.4% and 13.9%, respectively. The change in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

The ETR and non-GAAP ETR deviate from the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions where we generate taxable income or loss. As a result of the rapid decline in demand for global consumer electronics during 2022, we did not satisfy all of the conditions of our tax holiday in Malaysia. As such, we are not including this tax holiday benefit in our 2023 GAAP ETR and non-GAAP ETR. For additional information on tax holidays refer to Note 11. Income Taxes to our Consolidated Financial Statements.

Net Earnings (Loss)

Net earnings for the six months ended June 30, 2023 was $8.4 million, compared with a loss of $224.8 million for the six months ended June 30, 2022, an increase of $233.2 million. As described above, the increase is primarily due to impairment charges in the second quarter of 2022 that did not recur in the second quarter of 2023 and lower income tax expense, partially offset by lower gross profit.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

EBIT for the six months ended June 30, 2023 was $14.9 million, compared with a loss of $194.5 million for the six months ended June 30, 2022, an increase of $209.4 million. EBIT margin for the six months ended June 30, 2023 was 4.7%, compared with (49.9)% for the six months ended June 30, 2022. The change is primarily due to impairment charges recorded in 2022 that did not recur in 2023, partially offset by lower gross profit.

Adjusted earnings before interest and income taxes for the six months ended June 30, 2023 was $35.8 million, compared with $77.0 million for the six months ended June 30, 2022, a decrease of $41.2 million. Adjusted EBIT margin for the six months ended June 30, 2023 was 11.3%, compared with 19.8% for the six months ended June 30, 2022. The decreases were primarily due to lower non-GAAP gross profit.

Diluted Earnings (Loss) per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.09 for the six months ended June 30, 2023, compared with a loss per share of $2.44 for the six months ended June 30, 2022, an increase of $2.53. As described above, the change is primarily due to impairment charges recorded in 2022 that did not recur in 2023, partially offset by lower gross profit.

Non-GAAP diluted earnings per share was $0.28 for the six months ended June 30, 2023, compared with $0.68 for the six months ended June 30, 2022, a decrease of $0.40. As described above, the decrease was primarily due to lower non-GAAP gross profit.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Gross profit	$73.7	$77.7	$127.5	$161.0
Stock-based compensation expense	0.7	0.4	1.2	0.9
Restructuring charges	(1.7)	—	(1.6)	—
Non-GAAP gross profit	$72.7	$78.1	$127.1	$161.9

Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)
Interest expense, net	0.8	0.8	1.6	1.6
Provision for income taxes	3.8	25.8	4.9	28.7
Earnings (loss) before interest and income taxes	18.2	(216.3)	14.9	(194.5)
Stock-based compensation expense	7.1	7.2	14.9	14.8
Intangibles amortization expense	2.9	3.0	5.8	6.1
Impairment charges	—	239.8	—	239.8
Restructuring charges	(1.1)	0.5	—	7.1
Other (2)	0.6	3.4	0.2	3.7
Adjusted earnings before interest and income taxes	$27.7	$37.6	$35.8	$77.0

Provision for income taxes	$3.8	$25.8	$4.9	$28.7
Income tax effects of non-GAAP reconciling adjustments (3)	1.2	(20.7)	2.3	(18.6)
Non-GAAP provision for income taxes	$5.0	$5.1	$7.2	$10.1

Net earnings (loss)	$13.6	$(242.9)	$8.4	$(224.8)
Non-GAAP reconciling adjustments (4)	9.5	253.9	20.9	271.5
Income tax effects of non-GAAP reconciling adjustments (3)	1.2	(20.7)	2.3	(18.6)
Non-GAAP net earnings	$21.9	$31.7	$27.0	$65.3

Diluted earnings (loss) per share	$0.15	$(2.64)	$0.09	$(2.44)
Earnings per share non-GAAP reconciling adjustment	0.08	2.97	0.19	3.12
Non-GAAP diluted earnings per share	$0.23	$0.33	$0.28	$0.68

Diluted average shares outstanding	91.8	92.0	92.1	92.2
Non-GAAP adjustment (5)	3.1	3.4	2.7	3.6
Non-GAAP diluted average shares outstanding (5)	94.9	95.4	94.8	95.8

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
(2)    In 2023, Other expenses relate to non-recurring professional service fees incurred primarily in the second quarter including an evaluation of restructuring actions. In addition, Other expenses include the ongoing net lease cost related to facilities not used in operations. In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in Other expense (income), net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations.
(3)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
(4)    The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings (loss) before interest and income taxes to Adjusted earnings before interest and income taxes.
(5)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended June 30, 2023 compared with the Three Months Ended June 30, 2022

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

Precision Devices

	Three Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$47.8		$59.5

Earnings before interest and income taxes	$4.8	10.0%	$11.0	18.5%
Stock-based compensation expense	1.1		0.7
Intangibles amortization expense	1.4		1.4
Other (1)	—		3.4
Adjusted earnings before interest and income taxes	$7.3	15.3%	$16.5	27.7%
(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $47.8 million for the second quarter of 2023, compared with $59.5 million for the second quarter of 2022, a decrease of $11.7 million or 19.7%. Revenues decreased primarily due to lower demand from the industrial, distribution, and communication markets.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $4.8 million for the second quarter of 2023, compared with earnings of $11.0 million for the second quarter of 2022, a decrease of $6.2 million. EBIT margin for the second quarter of 2023 was 10.0%, compared to 18.5% for the second quarter of 2022. The decreases were primarily due to lower revenues and lower gross profit margin, partially offset by the absence of adjustments to pre-spin-off pension obligations in 2023. The gross profit margin decrease was primarily driven lower factory capacity utilization.

PD Adjusted EBIT was $7.3 million for the second quarter of 2023, compared with $16.5 million for the second quarter of 2022, a decrease of $9.2 million. Adjusted EBIT margin for the second quarter of 2023 was 15.3%, compared with 27.7% for the second quarter of 2022. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization.

MedTech & Specialty Audio

	Three Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$60.6		$61.6

Earnings before interest and income taxes	$23.6	38.9%	$23.1	37.5%
Stock-based compensation expense	0.8		0.7
Adjusted earnings before interest and income taxes	$24.4	40.3%	$23.8	38.6%

Revenues

MSA revenues were $60.6 million for the second quarter of 2023, compared with $61.6 million for the second quarter of 2022, a decrease of $1.0 million or 1.6%. Revenues decreased primarily due to lower shipping volumes into the hearing health market as customers reduced their inventory levels, partially offset by higher shipping volumes into the premium audio market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $23.6 million for the second quarter of 2023, compared with earnings of $23.1 million for the second quarter of 2022, an increase of $0.5 million or 2.2%. EBIT margin for the second quarter of 2023 was 38.9%, compared with 37.5% for the first quarter of 2022. The increases were primarily due to higher gross profit margins, partially offset by higher operating expenses. The higher gross profit margin was driven by product cost reductions, higher factory capacity utilization, and favorable foreign currency exchange rates.

MSA Adjusted EBIT was $24.4 million for the second quarter of 2023, compared with $23.8 million for the second quarter of 2022, an increase of $0.6 million. Adjusted EBIT margin for the second quarter of 2023 was 40.3%, compared to 38.6% for the second quarter of 2022. The increases were primarily due to higher non-GAAP gross profit margins, partially offset by higher operating expenses. The higher non-GAAP gross profit margin was driven by product cost reductions, higher factory capacity utilization, and favorable foreign currency exchange rates.

Consumer MEMS Microphones

	Three Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$64.6		$66.9

Earnings (loss) before interest and income taxes	$6.3	9.8%	$(239.3)	(357.7)%
Stock-based compensation expense	1.9		1.6
Intangibles amortization expense	1.5		1.6
Impairment charges	—		239.8
Restructuring charges	(1.1)		—
Other (1)	(0.2)		—
Adjusted earnings before interest and income taxes	$8.4	13.0%	$3.7	5.5%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

CMM revenues were $64.6 million for the second quarter of 2023, compared with $66.9 million for the second quarter of 2022, a decrease of $2.3 million or 3.4%. Revenues decreased primarily due to lower average pricing on mature products, partially offset by higher demand in the ear and IoT markets.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

CMM EBIT was $6.3 million for the second quarter of 2023, compared with a loss of $239.3 million for the second quarter of 2022, an increase of $245.6 million. The increase was primarily due to impairment charges in the second quarter of 2022 that did not recur in the second quarter of 2023, higher gross profit margins, and lower operating expenses, partially offset by lower revenues. The higher gross profit margin was driven by the gain on sale of fixed assets, benefits of prior year restructuring actions, product cost reductions, and favorable foreign currency exchange rates, partially offset by decreased factory capacity utilization and lower average pricing on mature products shipped into the mobile market.

CMM Adjusted EBIT was $8.4 million for the second quarter of 2023, compared with earnings of $3.7 million for the second quarter of 2022, an increase of $4.7 million. Adjusted EBIT margin for the second quarter of 2023 was 13.0%, compared to 5.5% for the second quarter of 2022. The increases were primarily due to higher non-GAAP gross profit margins and lower non-GAAP operating expenses, partially offset by lower revenues. The higher non-GAAP gross profit margin was driven by the gain on sale of fixed assets, benefits of prior year restructuring actions, product cost reductions, and favorable foreign currency exchange rates, partially offset by decreased factory capacity utilization and lower average pricing on mature products shipped into the mobile market.

Segment Results of Operations for the Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Precision Devices

	Six Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$101.5		$115.2

Earnings before interest and income taxes	$15.5	15.3%	$23.3	20.2%
Stock-based compensation expense	2.0		1.4
Intangibles amortization expense	2.8		2.9
Other (1)	—		3.4
Adjusted earnings before interest and income taxes	$20.3	20.0%	$31.0	26.9%
(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $101.5 million for the six months ended June 30, 2023, compared with $115.2 million for the six months ended June 30, 2022, a decrease of $13.7 million or 11.9%. Revenues decreased primarily due to lower demand from the industrial, distribution, and communication markets, partially offset by increased demand in the electric vehicle market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $15.5 million for the six months ended June 30, 2023, compared with earnings of $23.3 million for the six months ended June 30, 2022, a decrease of $7.8 million. EBIT margin for the six months ended June 30, 2023 was 15.3%, compared to 20.2% for the six months ended June 30, 2022. The decreases were primarily due to lower revenues, lower gross profit margin, and increased operating expenses, partially offset by the absence of adjustments to pre-spin-off pension obligations in 2023. The gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

PD Adjusted EBIT was $20.3 million for the six months ended June 30, 2023, compared with $31.0 million for the six months ended June 30, 2022, a decrease of $10.7 million. Adjusted EBIT margin for the six months ended June 30, 2023 was 20.0%, compared with 26.9% for the six months ended June 30, 2022. The decreases were primarily due to lower revenues, lower non-GAAP gross profit margin, and increased non-GAAP operating expenses. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

MedTech & Specialty Audio

	Six Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$106.1		$121.1

Earnings before interest and income taxes	$35.0	33.0%	$44.8	37.0%
Stock-based compensation expense	1.7		1.4
Adjusted earnings before interest and income taxes	$36.7	34.6%	$46.2	38.2%

Revenues

MSA revenues were $106.1 million for the six months ended June 30, 2023, compared with $121.1 million for the six months ended June 30, 2022, a decrease of $15.0 million or 12.4%. Revenues decreased primarily due to lower shipping volumes into the hearing health market as customers reduced their inventory levels, partially offset by higher shipping volumes into the premium audio market. In addition to lower end market demand, shipping volumes were unfavorably impacted this period by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $35.0 million for the six months ended June 30, 2023, compared with earnings of $44.8 million for the six months ended June 30, 2022, a decrease of $9.8 million or 21.9%. EBIT margin for the six months ended June 30, 2023 was 33.0%, compared with 37.0% for the six months ended June 30, 2022. The decreases were primarily due to lower revenues, lower gross profit margin, and higher operating expenses. The gross profit margin decrease was primarily driven by unfavorable product mix.

MSA Adjusted EBIT was $36.7 million for the six months ended June 30, 2023, compared with $46.2 million for the six months ended June 30, 2022, a decrease of $9.5 million. Adjusted EBIT margin for the six months ended June 30, 2023 was 34.6%, compared to 38.2% for the six months ended June 30, 2022. The decreases were primarily due to lower revenues, lower gross profit margin, and higher operating expenses. The gross profit margin decrease was primarily driven by unfavorable product mix.

Consumer MEMS Microphones

	Six Months Ended June 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$109.7		$153.1

Loss before interest and income taxes	$(1.9)	(1.7)%	$(238.8)	(156.0)%
Stock-based compensation expense	3.6		3.5
Intangibles amortization expense	3.0		3.2
Impairment charges	—		239.8
Restructuring charges	(0.3)		6.6
Other (1)	(0.6)		0.3
Adjusted earnings before interest and income taxes	$3.8	3.5%	$14.6	9.5%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

CMM revenues were $109.7 million for the six months ended June 30, 2023, compared with $153.1 million for the six months ended June 30, 2022, a decrease of $43.4 million or 28.3%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile, IoT, and computing markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted this period by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. Revenues were also impacted by lower average pricing on mature products shipped into the mobile market.

Loss and Adjusted Earnings Before Interest and Income Taxes

CMM loss before interest and income taxes was $1.9 million for the six months ended June 30, 2023, compared with a loss of $238.8 million for the six months ended June 30, 2022, an improvement of $236.9 million. The increase was primarily due to impairment charges in the second quarter of 2022 that did not recur in the second quarter of 2023 and lower operating expenses, partially offset by lower revenues and lower gross profit margins. The lower gross profit margin was driven by decreased factory capacity utilization and lower average pricing on mature products shipped into the mobile market, partially offset by benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates.

CMM Adjusted EBIT was $3.8 million for the six months ended June 30, 2023, compared with $14.6 million for the six months ended June 30, 2022, a decrease of $10.8 million. Adjusted EBIT margin for the six months ended June 30, 2023 was 3.5%, compared to 9.5% for the six months ended June 30, 2022. The decreases were primarily due to lower revenues and non-GAAP gross profit margins, partially offset by lower non-GAAP operating expenses. The lower non-GAAP gross profit margin was driven by decreased factory capacity utilization and lower average pricing on mature products shipped into the mobile market, partially offset by benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $54.4 million and $48.2 million at June 30, 2023 and December 31, 2022, respectively. Of these amounts, cash held by our non-U.S. operations totaled $45.2 million and $40.0 million as of June 30, 2023 and December 31, 2022, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On February 8, 2023, we entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of June 30, 2023, outstanding borrowings under the Credit Facility were $45.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2023 and 2022, we repurchased 733,438 shares and 1,249,495 shares of common stock, respectively, for a total of $12.5 million and $25.4 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$22.4	$20.4
Investing activities	4.2	(14.6)
Financing activities	(20.1)	(26.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.8)
Net increase (decrease) in cash and cash equivalents	$6.2	$(21.2)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities in 2023 as compared to 2022 is primarily due to an improvement in working capital and lower incentive compensation payments in 2023, partially offset by lower net earnings, after adjusting for non-cash expense items. The favorable changes in working capital in 2023 were primarily driven by an increase in accounts payable and a reduction in inventories.

Investing Activities

The cash provided by investing activities during 2023 was primarily driven by proceeds from the sale of certain machinery and equipment. The cash used in investing activities during 2023 and 2022 was primarily driven by cash used for capital expenditures to support product innovation and cost savings.

In 2023, we expect capital expenditures to be in the range of 3% to 4% of revenues.

Financing Activities

Cash used in financing activities during 2023 was primarily related to the $12.5 million of repurchases of common stock, the $6.1 million payment of taxes related to net share settlement of equity awards, and the $1.9 million payment of debt issuance costs, partially offset by proceeds of $1.6 million from the exercise of options. Cash used in financing activities during 2022 was primarily related to the $25.4 million of repurchases of common stock and the $6.2 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $6.0 million from the exercise of options.

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

Recent Accounting Standards

As included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, there are no recently issued or adopted accounting standards that have had or are expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our exposure to market risk as of December 31, 2022, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended June 30, 2023:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
May 2023	299,679	$16.68	299,679	$132.7

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action Taken	Date of Action	Type of Trading Arrangement		Total Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Jeffrey Niew (President & Chief Executive Officer)	Adopt	5/12/2023	X		Up to 125,000 Shares to be Sold	12/29/2023
John Anderson (Senior Vice President & Chief Financial Officer)	Adopt	5/25/2023	X		Up to 20,000 Shares to be Sold	1/31/2024
Daniel Giesecke (Senior Vice President & Chief Operating Officer)	Adopt	5/31/2023	X		Up to 10,075 Shares to be Sold	2/9/2024
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	August 2, 2023	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)