Form 10-Q
period 2023-09-30
Knowles Corp
filed 2023-11-02
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 31, 2023 was 90,257,146.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$175.1	$178.2	$492.4	$567.6
Cost of goods sold	102.7	110.1	298.9	338.5
Gain on sale of fixed assets	(5.2)	—	(10.0)	—
Restructuring charges - cost of goods sold	0.1	28.1	(1.5)	28.1
Gross profit	77.5	40.0	205.0	201.0
Research and development expenses	19.8	19.3	59.5	63.7
Selling and administrative expenses	34.6	32.6	104.9	95.6
Impairment charges	—	—	—	239.8
Restructuring charges	1.5	2.7	3.1	9.8
Operating expenses	55.9	54.6	167.5	408.9
Operating earnings (loss)	21.6	(14.6)	37.5	(207.9)
Interest expense, net	0.6	1.1	2.2	2.7
Other (income) expense, net	(0.5)	(2.1)	0.5	(0.9)
Earnings (loss) before income taxes	21.5	(13.6)	34.8	(209.7)
Provision for (benefit from) income taxes	4.9	(16.3)	9.8	12.4
Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)

Net earnings (loss) per share:
Basic	$0.18	$0.03	$0.27	$(2.42)
Diluted	$0.18	$0.03	$0.27	$(2.42)

Weighted-average common shares outstanding:
Basic	90.8	91.4	91.2	91.9
Diluted	91.4	92.0	91.9	91.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)

Other comprehensive loss, net of tax

Foreign currency translation	(1.2)	(13.1)	(10.9)	(30.9)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	—	(0.2)	0.4	(0.2)
Net change in employee benefit plans	—	(0.2)	0.4	(0.2)

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(1.2)	(3.0)	(5.1)	(6.1)
Net losses reclassified into earnings	0.8	1.7	1.3	2.3
Total cash flow hedges	(0.4)	(1.3)	(3.8)	(3.8)

Other comprehensive loss, net of tax	(1.6)	(14.6)	(14.3)	(34.9)

Comprehensive earnings (loss)	$15.0	$(11.9)	$10.7	$(257.0)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$75.1	$48.2
Receivables, net of allowances of $0.4 and $1.1	119.0	134.7
Inventories, net	184.1	169.5
Prepaid and other current assets	9.6	10.0
Total current assets	387.8	362.4
Property, plant, and equipment, net	144.6	161.8
Goodwill	471.0	471.0
Intangible assets, net	78.3	85.1
Operating lease right-of-use assets	10.7	12.6
Other assets and deferred charges	89.8	91.0
Total assets	$1,182.2	$1,183.9

Current liabilities:
Accounts payable	$52.3	$41.4
Accrued compensation and employee benefits	26.9	26.9
Operating lease liabilities	4.7	8.4
Other accrued expenses	22.8	19.9
Federal and other taxes on income	0.3	2.5
Total current liabilities	107.0	99.1
Long-term debt	45.0	45.0
Deferred income taxes	0.9	0.9
Long-term operating lease liabilities	6.2	7.2
Other liabilities	29.8	38.8
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 97,240,535 and 90,257,146 shares issued and outstanding at September 30, 2023, respectively, and 96,431,604 and 91,078,376 shares issued and outstanding at December 31, 2022, respectively	1.0	1.0
Treasury stock - at cost; 6,983,389 and 5,353,228 shares at September 30, 2023 and December 31, 2022, respectively	(130.8)	(103.3)
Additional paid-in capital	1,682.7	1,665.5
Accumulated deficit	(423.2)	(448.2)
Accumulated other comprehensive loss	(136.4)	(122.1)
Total stockholders' equity	993.3	992.9
Total liabilities and stockholders' equity	$1,182.2	$1,183.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5
Net earnings	—	—	—	—	—	16.6	—	16.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.6)	(1.6)
Repurchase of common stock	—	—	(896,723)	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.9	—	—	6.9
Exercise of stock options	1,929	—	—	—	—	—	—	—
Restricted stock unit settlement, net of tax	9,753	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2023	97,240,535	$1.0	(6,983,389)	$(130.8)	$1,682.7	$(423.2)	$(136.4)	$993.3

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2022	96,254,641	$1.0	(4,263,678)	$(84.7)	$1,650.9	$(242.9)	$(120.7)	$1,203.6
Net earnings	—	—	—	—	—	2.7	—	2.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14.6)	(14.6)
Repurchase of common stock	—	—	(1,089,550)	(18.6)	—	—	—	(18.6)
Stock-based compensation expense	—	—	—	—	6.8	—	—	6.8
Exercise of stock options	29,672	—	—	—	0.4	—	—	0.4
Restricted stock unit settlement, net of tax	15,362	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2022	96,299,675	$1.0	(5,353,228)	$(103.3)	$1,658.0	$(240.2)	$(135.3)	$1,180.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net earnings	—	—	—	—	—	25.0	—	25.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14.3)	(14.3)
Repurchase of common stock	—	—	(1,630,161)	(27.5)	—	—	—	(27.5)
Stock-based compensation expense	—	—	—	—	21.8	—	—	21.8
Exercise of stock options	195,170	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	613,761	—	—	—	(6.2)	—	—	(6.2)
Balance at September 30, 2023	97,240,535	$1.0	(6,983,389)	$(130.8)	$1,682.7	$(423.2)	$(136.4)	$993.3

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5
Net loss	—	—	—	—	—	(222.1)	—	(222.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34.9)	(34.9)
Repurchase of common stock	—	—	(2,339,045)	(44.0)	—	—	—	(44.0)
Stock-based compensation expense	—	—	—	—	21.6	—	—	21.6
Exercise of stock options	529,199	—	—	—	6.4	—	—	6.4
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	657,698	—	—	—	(6.3)	—	—	(6.3)
Balance at September 30, 2022	96,299,675	$1.0	(5,353,228)	$(103.3)	$1,658.0	$(240.2)	$(135.3)	$1,180.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net earnings (loss)	$25.0	$(222.1)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	33.8	41.7
Stock-based compensation	21.8	21.6
Deferred income taxes	1.6	(2.0)
Non-cash interest expense and amortization of debt issuance costs	0.6	0.5
(Gain) loss on sale or disposal of fixed assets	(10.0)	0.2
Non-cash restructuring charges	(1.8)	8.9
Impairment charges	—	239.8
Other, net	(2.4)	(7.4)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	15.5	16.8
Inventories, net	(19.0)	(50.3)
Prepaid and other current assets	(0.8)	(1.5)
Accounts payable	11.3	(24.6)
Accrued compensation and employee benefits	0.3	(16.7)
Other accrued expenses	(2.7)	5.8
Accrued taxes	(2.3)	9.0
Other non-current assets and non-current liabilities	(8.6)	19.8
Net cash provided by operating activities	62.3	39.5

Investing Activities
Proceeds from the sale of property, plant, and equipment	12.4	—
Capital expenditures	(11.8)	(24.7)
Acquisition of asset	(0.3)	—
Acquisition of business (net of cash acquired)	—	(0.7)
Purchase of investments	(0.4)	—
Proceeds from the sale of investments	0.4	—
Net cash provided by (used in) investing activities	0.3	(25.4)

Financing Activities
Payments under revolving credit facility	—	(15.0)
Borrowings under revolving credit facility	—	23.0
Repurchase of common stock	(27.5)	(44.0)
Tax on stock option exercises and restricted and performance stock unit vesting	(6.2)	(6.3)
Payments of debt issuance costs	(1.9)	—
Payments of finance lease obligations	(1.3)	(4.2)
Proceeds from exercise of stock options	1.6	6.4
Net cash used in financing activities	(35.3)	(40.1)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.4)

Net increase (decrease) in cash and cash equivalents	26.9	(27.4)
Cash and cash equivalents at beginning of period	48.2	68.9
Cash and cash equivalents at end of period	$75.1	$41.5

Supplemental information - cash paid for:
Income taxes	$9.0	$3.9
Interest	$2.8	$2.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,630,161 shares and 2,339,045 shares of common stock, respectively, for a total of $27.5 million and $44.0 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at both September 30, 2023 and September 30, 2022 were $1.6 million. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

Operating lease liabilities arising from obtaining right-of-use assets for the nine months ended September 30, 2023 and 2022 were $2.5 million and $1.9 million, respectively.

The purchase price for the asset acquisition that occurred during the third quarter of 2023 includes $1.7 million of contingent consideration. This non-cash amount is not reflected in “Acquisition of asset” within Investing Activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. See also Note 7. Goodwill and Other Intangible Assets.

2. Recent Accounting Standards

There are no recently issued or adopted accounting standards that impact the Consolidated Financial Statements of the Company as of September 30, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Acquisitions

On November 1, 2023, the Company completed the acquisition of Cornell Dubilier. See Note 16. Subsequent Events.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$129.2	$116.1
Work in progress	34.3	28.3
Finished goods	63.6	62.8
Subtotal	227.1	207.2
Less reserves	(43.0)	(37.7)
Total	$184.1	$169.5

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2023	December 31, 2022
Land	$12.4	$12.5
Buildings and improvements	112.5	114.6
Machinery, equipment, and other	488.5	531.2
Subtotal	613.4	658.3
Less accumulated depreciation	(468.8)	(496.5)
Total	$144.6	$161.8

Depreciation expense totaled $7.6 million and $9.8 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense totaled $25.0 million and $32.5 million, respectively.

During the nine months ended September 30, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in the second quarter of 2023. The Company transferred control of assets with a fair value of approximately $5.5 million and $11.2 million to the buyer during the three and nine months ended September 30, 2023, resulting in a gain on sale of approximately $5.3 million and $11.0 million, respectively. These gains on sale are reflected in the Consolidated Statements of Earnings as follows:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Gain on sale of fixed assets	$(5.2)	$(10.0)
Restructuring charges - cost of goods sold	(0.1)	(1.0)
Total	$(5.3)	$(11.0)
See also Note 8. Restructuring and Related Activities.

The Company has deferred the remaining sale proceeds related to this agreement of approximately $0.2 million until it completes the transfer of control of the remaining assets to the buyer. This liability is included in "Other accrued expenses" on the Consolidated Balance Sheet as of September 30, 2023.

7. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$2.0	$1.0	$2.0	$0.8
Customer relationships	38.4	13.6	36.4	10.3
Developed technology	45.4	25.3	45.4	20.1
Other	2.4	2.0	2.4	1.9
Total	88.2	41.9	86.2	33.1
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$78.3		$85.1

The Company completed an asset acquisition in the third quarter of 2023. In connection with this acquisition, the Company recognized customer relationships with a fair value of approximately $2.0 million, reflecting cash paid of $0.3 million and contingent consideration with an estimated fair value of $1.7 million. These customer relationships have an estimated useful life of 7 years.

Amortization expense totaled $3.0 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $8.8 million and $9.2 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2023	$3.0
2024	11.9
2025	11.5
2026	5.6
2027	5.6
2028 and thereafter	8.7
Total	$46.3

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through headcount reductions, targeted facility consolidations, and other measures to further optimize operations and align resources with growth opportunities.

The Company recorded restructuring charges of $1.3 million during the three and nine months ended September 30, 2023 for severance pay and benefits related to headcount reductions within the PD segment and $1.4 million during the nine months ended September 30, 2023 for severance pay and benefits related to headcount reductions within the MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment. The Company also recorded $0.4 million and $0.7 million for Corporate charges for the three and nine months ended September 30, 2023, respectively. The Company recognized the majority of these costs within Operating expenses, resulting in total restructuring charges within Operating expenses of $1.5 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and nine months ended September 30, 2023, the Company recorded gains of $0.1 million and $1.0 million, respectively, for the sale of certain machinery and equipment that was previously written off through restructuring charges within the Consumer MEMS Microphones segment. In addition, during the nine months ended September 30, 2023, the Company recorded a $0.8 million reversal of restructuring charges within the Consumer MEMS Microphones segment related to a change in estimate. The Company recognized these transactions within Gross profit, resulting in total restructuring expense within Gross Profit of $0.1 million for the three months ended September 30, 2023, and credits of $1.5 million for the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company restructured its MEMS Microphones product line through two restructuring programs, which are included within the Consumer MEMS Microphones segment. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. During the nine months ended September 30, 2022, the Company recorded restructuring charges of $35.1 million related to this action, including $21.9 million for the settlement of supplier obligations, $8.9 million in fixed asset write-offs, and $4.3 million in severance pay and benefits.

In addition, during the nine months ended September 30, 2022, the Company recorded restructuring charges of $2.2 million for severance pay and benefits related to headcount reductions within the Intelligent Audio product line workforce, which is included within the Consumer MEMS Microphones segment, and $0.6 million for other costs.

During the three and nine months ended September 30, 2022 the Company recorded total restructuring charges within Gross profit of $28.1 million primarily for the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay associated with the MEMS microphones product line. During the three and nine months ended September 30, 2022, the Company recorded total restructuring charges within Operating expenses of $2.7 million and $9.8 million, respectively, primarily for the settlement of supplier obligations and severance pay and benefits associated with the MEMS microphones product line and other actions for headcount reductions within the Intelligent Audio product line workforce.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Precision Devices	$1.3	$—	$1.3	$—
Consumer MEMS Microphones	(0.1)	30.7	(0.4)	37.3
Corporate	0.4	0.1	0.7	0.6
Total	$1.6	$30.8	$1.6	$37.9

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2022	$0.9	$21.8	$22.7
Restructuring charges	3.4	(1.8)	1.6
Payments	(3.6)	(3.1)	(6.7)
Other, including foreign currency	—	(0.1)	(0.1)
Balance at September 30, 2023	$0.7	$16.8	$17.5

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Other accrued expenses	$7.3	$4.0
Other liabilities	10.2	18.7
Total	$17.5	$22.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Revolving Credit Facility

Revolving credit facility borrowings consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Revolving credit facility	$45.0	$45.0
Less current maturities (1)	—	—
Total long-term debt	$45.0	$45.0
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

On September 25, 2023, the Company amended its A&R Credit Agreement to, among other things, (a) permit the Company in connection with the acquisition of Cornell Dubilier, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of approximately $123.0 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Knowles Intermediate PD Holdings, LLC (“Knowles PD Holdings”) (the “Acquisition Assets”), which shall mature two years after the effective date of such Seller Note (the “Seller Note Maturity Date”), (b) extends the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date, and (c) restricts, until the Seller Note Maturity Date, the amount of dispositions and investments from the Company and certain of its subsidiaries into Knowles PD Holdings and the acquired subsidiaries that constitute Acquisition Assets from exceeding $80.0 million in the aggregate. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At September 30, 2023, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 6.43% and 2.62% for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% for the nine months ended September 30, 2023 and 2022.

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

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(1.2)	$—	$(1.2)	$(13.1)	$—	$(13.1)
Employee benefit plans	0.1	(0.1)	—	0.2	(0.4)	(0.2)
Changes in fair value of cash flow hedges	(0.6)	0.2	(0.4)	(1.3)	—	(1.3)
Total other comprehensive loss	$(1.7)	$0.1	$(1.6)	$(14.2)	$(0.4)	$(14.6)

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(10.9)	$—	$(10.9)	$(30.9)	$—	$(30.9)
Employee benefit plans	0.4	—	0.4	0.5	(0.7)	(0.2)
Changes in fair value of cash flow hedges	(4.7)	0.9	(3.8)	(4.1)	0.3	(3.8)
Total other comprehensive loss	$(15.2)	$0.9	$(14.3)	$(34.5)	$(0.4)	$(34.9)

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the nine months ended September 30, 2023 and 2022:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive (loss) earnings, net of tax	(3.8)	0.4	(10.9)	(14.3)
Balance at September 30, 2023	$(2.8)	$(15.9)	$(117.7)	$(136.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2021	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive loss, net of tax	(3.8)	(0.2)	(30.9)	(34.9)
Balance at September 30, 2022	$(3.5)	$(17.3)	$(114.5)	$(135.3)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.1	$0.2
Tax	Provision for (benefit from) income taxes	(0.1)	(0.4)
Net of tax		$—	$(0.2)

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.0	$2.0
Tax	Provision for (benefit from) income taxes	(0.2)	(0.3)
Net of tax		$0.8	$1.7

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.4	$0.5
Tax	Provision for (benefit from) income taxes	—	(0.7)
Net of tax		$0.4	$(0.2)

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.6	$2.7
Tax	Provision for (benefit from) income taxes	(0.3)	(0.4)
Net of tax		$1.3	$2.3

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's ETR for the three and nine months ended September 30, 2023 was 22.8% (inclusive of discrete items totaling $0.8 million of benefit) and 28.2% (inclusive of discrete items totaling $0.1 million of benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2023 were primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55. Absent the discrete items, the ETR for the three and nine months ended September 30, 2023 was 26.5% and 28.4%, respectively. The Company's ETR for the three and nine months ended September 30, 2022 was 119.9% and (5.9)% (inclusive of discrete items totaling $1.6 million of benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2022 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three and nine months ended September 30, 2022 was 119.9% and (6.7)%, respectively.

The Company's ETR is favorably impacted by tax holidays granted to the Company. The benefit for these incentives for the three and nine months ended September 30, 2023 was approximately $0.7 million and $1.3 million, respectively, or $0.01 on a basic per share basis for both periods. The impact for these incentives for the three and nine months ended September 30, 2022 was approximately $4.0 million expense and $0.9 million benefit, respectively, or $(0.04) and $0.01 on a basic (loss) earnings per share basis. The decrease in the tax holiday benefits is attributable to the Company not satisfying all of the conditions of our tax holiday in Malaysia during the year ended December 31, 2022 due to the rapid decline in demand for global consumer electronics. As a result, our tax holiday benefit in Malaysia ended on December 31, 2022.

The Company believes it is reasonably possible that a U.S. valuation allowance of approximately $11.6 million related to foreign tax credits will be released within the next twelve months.

12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total pre-tax stock-based compensation expense	$6.9	$6.8	$21.8	$21.6
Tax benefit	—	0.1	3.2	4.1
Total stock-based compensation expense, net of tax	$6.9	$6.7	$18.6	$17.5

Stock Options and SSARs

The expense related to stock options granted in the nine months ended September 30, 2022 was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. No stock options were granted during the nine months ended September 30, 2023.

Nine Months Ended September 30,
2022
Risk-free interest rate	0.85%
Dividend yield	—%
Expected life (years)	4.5
Volatility	34.3%
Fair value at date of grant	$6.29

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the nine months ended September 30, 2023:

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2022	223,564	$23.92			2,703,424	$16.28
Exercised	—	—			(536,771)	12.47
Forfeited	—	—			(12,684)	20.97
Expired	(223,564)	23.92			(49,613)	19.49
Outstanding at September 30, 2023	—	$—	$—	0.0	2,104,356	$17.15	$0.2	2.5

Exercisable at September 30, 2023	—	$—	$—	0.0	1,946,512	$16.84	$0.2	2.3

There was no unrecognized compensation expense related to SSARs at September 30, 2023. At September 30, 2023, unrecognized compensation expense related to stock options not yet exercisable of $0.6 million is expected to be recognized over a weighted-average period of 1.1 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	1,880,521	$19.96
Granted	1,265,748	18.78
Vested (1)	(834,521)	19.54
Forfeited	(147,153)	19.90
Unvested at September 30, 2023	2,164,595	$19.44
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2023, $26.1 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.7 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's PSU activity for the nine months ended September 30, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	833,589	$25.12
Granted	320,585	29.75
Vested (1)	(261,770)	16.14
Forfeited	(37,125)	29.20
Unvested at September 30, 2023	855,279	$29.42
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2023, $12.0 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.4 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)

Basic:
Net earnings (loss) per share	$0.18	$0.03	$0.27	$(2.42)
Weighted-average shares outstanding	90.8	91.4	91.2	91.9

Diluted:
Net earnings (loss) per share	$0.18	$0.03	$0.27	$(2.42)
Weighted-average shares outstanding	91.4	92.0	91.9	91.9

For the three and nine months ended September 30, 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.7 million and 2.4 million, respectively. For the three and nine months ended September 30, 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.2 million and 3.0 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2023 and December 31, 2022.

15. Segment Information

The Company's three reportable segments are Precision Devices, MedTech & Specialty Audio, and Consumer MEMS Microphones. Information regarding the Company’s reportable segments is as follows (certain prior year information has been reclassified to conform to the current year presentation):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Precision Devices	$50.2	$64.4	$151.7	$179.6
MedTech & Specialty Audio	56.5	47.0	162.6	168.1
Consumer MEMS Microphones	68.4	66.8	178.1	219.9
Total revenues	$175.1	$178.2	$492.4	$567.6

Earnings (loss) before interest and income taxes:
Precision Devices	$6.1	$16.2	$21.6	$39.5
MedTech & Specialty Audio	22.2	15.4	57.2	60.2
Consumer MEMS Microphones	11.1	(32.3)	9.2	(271.1)
Total segments	39.4	(0.7)	88.0	(171.4)
Corporate expense / other	17.3	11.8	51.0	35.6
Interest expense, net	0.6	1.1	2.2	2.7
Earnings (loss) before income taxes	21.5	(13.6)	34.8	(209.7)
Provision for (benefit from) income taxes	4.9	(16.3)	9.8	12.4
Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2023	December 31, 2022
Precision Devices	$292.1	$275.7
MedTech & Specialty Audio	350.2	358.1
Consumer MEMS Microphones	536.3	547.3
Corporate / eliminations	3.6	2.8
Total	$1,182.2	$1,183.9

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Asia	$109.6	$105.3	$298.5	$347.2
United States	36.1	43.7	105.4	129.3
Europe	25.1	24.5	74.9	80.2
Other Americas	1.1	2.9	4.5	5.5
Other	3.2	1.8	9.1	5.4
Total	$175.1	$178.2	$492.4	$567.6

Receivables, net from contracts with customers were $112.4 million and $125.7 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, our total remaining performance obligations were immaterial.

16. Subsequent Events

On November 1, 2023, the Company acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier") for aggregate consideration of approximately $263.0 million, consisting of a $140.0 million cash payment at closing and an interest-free seller note of approximately $123.0 million, with $50.0 million maturing one year from closing of the acquisition and the remaining $73.0 million maturing two years from closing of the acquisition, secured by certain assets (including equity interest) acquired in connection with the acquisition (the "Seller Note"). The Seller Note includes Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC as borrowers, which jointly and severally agree to pay James P. Kaplan, as representative of the sellers of Cornell Dubilier. The acquisition purchase price is subject to working capital and other contractual adjustments. The Company funded the cash portion of the consideration through a combination of borrowings on its existing revolving credit facility and cash on hand.

Cornell Dubilier is a manufacturer of film, electrolytic, and mica capacitors used in medtech, military, aerospace, and industrial electrification applications. The transaction will be accounted for as a business combination under Accounting Standards Codification 805 and the results of operations from the date of acquisition will be reflected within the Precision Devices segment. The Company is in the process of completing its appraisals of tangible and intangible assets relating to this acquisition, and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized. During the nine months ended September 30, 2023, the Company recognized acquisition-related costs of $3.0 million, which are reflected within "Selling and administrative expenses" in the Consolidated Statement of Earnings.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q, including those statements related to our expectations regarding the acquisition of Cornell Dubilier and the evaluation of strategic alternatives for the CMM business, are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	unforeseen changes in MEMS microphone demand from our largest customers, particularly our top five customers, who represent a significant portion of revenues for our Consumer MEMS Microphones segment;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	difficulties or delays in and/or the Company's inability to realize expected synergies from its acquisitions;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation; and
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

On September 18, 2023, we announced that we are reviewing strategic alternatives for CMM. No assurance can be given that any transaction or other strategic outcomes will result from the review. We have not set a timetable for the conclusion of the strategic review and do not intend to comment on or provide updates regarding these matters unless and until we determine that further disclosure is appropriate or required.

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

Results of Operations for the Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022

	Three Months Ended September 30,
(in millions, except per share amounts)	2023	2022
Revenues	$175.1	$178.2

Gross profit	$77.5	$40.0
Non-GAAP gross profit	$78.1	$68.6

Earnings (loss) before interest and income taxes	$22.1	$(12.5)
Adjusted earnings before interest and income taxes	$36.8	$28.2

Provision for (benefit from) income taxes	$4.9	$(16.3)
Non-GAAP provision for income taxes	$6.9	$3.8

Net earnings	$16.6	$2.7
Non-GAAP net earnings	$29.3	$23.3

Diluted earnings per share	$0.18	$0.03
Non-GAAP diluted earnings per share	$0.31	$0.25

Revenues

Revenues for the third quarter of 2023 were $175.1 million, compared with $178.2 million for the third quarter of 2022, a decrease of $3.1 million or 1.7%. PD revenues decreased $14.2 million, primarily due to lower demand from the industrial, communication, defense, medtech, and distribution markets as a result of continued demand weakness associated with excess channel inventory and timing of shipments into the defense market. MSA revenues increased $9.5 million, primarily due to higher shipping volumes into the hearing health and premium audio markets as demand has returned to normalized levels. CMM revenues increased $1.6 million, primarily due to higher demand in the computing and IoT markets, partially offset by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2023 was $102.7 million, compared with $110.1 million for the third quarter of 2022, a decrease of $7.4 million or 6.7%. This decrease was primarily due to product cost reductions, benefits of prior year restructuring actions, favorable product mix, favorable foreign currency changes, partially offset by lower factory capacity utilization and higher shipping volumes.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the third quarter of 2023 and recorded a gain of $5.2 million. For additional information, refer to Note 6. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the third quarter of 2023, we recorded restructuring charges of $1.3 million for severance pay and benefits related to headcount reductions within our PD segment and $0.4 million in other charges, all primarily in Operating expenses. We also recorded a $0.1 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges in Gross profit and the CMM Segment. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the third quarter of 2022, we committed to a restructuring program within our CMM segment designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line. This action was taken in light of the decline in demand and the reduction in the expected future growth for global consumer electronics. In addition, this restructuring program furthers the Company's previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. This action resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. We recorded restructuring charges of $29.8 million related to this action. In addition, we recorded restructuring charges of $1.0 million related to headcount reductions within the Intelligent Audio product line workforce, which is also included within the Audio segment. As a result, we recorded total restructuring charges of $28.1 million within Gross Profit and $2.7 million within Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2023 was $77.5 million, compared with $40.0 million for the third quarter of 2022, an increase of $37.5 million or 93.8%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2023 was 44.3%, compared with 22.4% for the third quarter of 2022. The increases were primarily due to lower restructuring charges, product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring, favorable product mix, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization.

Non-GAAP gross profit for the third quarter of 2023 was $78.1 million, compared with $68.6 million for the third quarter of 2022, an increase of $9.5 million or 13.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2023 was 44.6%, compared with 38.5% for the third quarter of 2022. The increases in non-GAAP gross profit were primarily due to product cost reductions, the gain on sale of fixed assets, benefits of prior year restructuring, favorable product mix, and favorable foreign currency exchange rate changes, partially offset by lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization.

Research and Development Expenses

Research and development expenses for the third quarter of 2023 were $19.8 million, compared with $19.3 million for the third quarter of 2022, an increase of $0.5 million or 2.6%. Research and development expenses as a percentage of revenues for the third quarter of 2023 and 2022 were 11.3% and 10.8%, respectively. The increase in expenses was primarily driven by increased development activities in our MSA segment, partially offset by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions as we continue to shift our focus and spending to our higher margin businesses. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2023 were $34.6 million, compared with $32.6 million for the third quarter of 2022, an increase of $2.0 million or 6.1%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2023 and 2022 were 19.8% and 18.3%, respectively. The increase in expenses was primarily driven by higher professional service fees. The increase in expenses as a percentage of revenues was driven by our increase in expenses and lower revenues.

Interest Expense, net

Interest expense for the third quarter of 2023 and 2022 was $0.6 million, compared with $1.1 million for the third quarter of 2022, a decrease of $0.5 million. We had a lower outstanding revolving credit facility balance during the third quarter of 2023 compared to the third quarter of 2022, offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Income, net

Other income for the third quarter of 2023 was $0.5 million, compared with income of $2.1 million for the third quarter of 2022, a change of $1.6 million. The change is primarily due to less favorable foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the third quarter of 2023 and 2022 was 22.8% and 119.9%, respectively. The ETR for the third quarter of 2023 includes discrete items totaling $0.8 million of tax benefit primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55. Absent the discrete items, the ETR for the third quarter of 2023 and 2022 was 26.5% and 119.9%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision (benefit) for the third quarter of 2023 and 2022, respectively. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the third quarter of 2023 and 2022 was 19.1% and 14.0%, respectively. The non-GAAP ETR for the third quarter of 2023 was impacted by a net discrete expense totaling $0.1 million. Absent the discrete items, the non-GAAP ETR for the third quarter of 2023 and 2022 was 18.8% and 14.0%, respectively. The change in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

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

Net Earnings

Net earnings for the third quarter of 2023 were $16.6 million, compared with $2.7 million for the third quarter of 2022, an increase of $13.9 million. As described above, the increase is primarily due to higher gross profit, partially offset by higher income tax expense.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") for the third quarter of 2023 was $22.1 million, compared with a $12.5 million loss for the third quarter of 2022, an increase of $34.6 million. EBIT margin (EBIT as a percentage of revenues) for the third quarter of 2023 was 12.6%, compared with (7.0)% for the third quarter of 2022. The change is primarily due to higher gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the third quarter of 2023 was $36.8 million, compared with $28.2 million for the third quarter of 2022, an increase of $8.6 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the third quarter of 2023 was 21.0%, compared with 15.8% for the third quarter of 2022. The increases were primarily due to higher non-GAAP gross profit.

Diluted Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.18 for the third quarter of 2023, compared with earnings per share of $0.03 for the third quarter of 2022, an increase of $0.15. As described above, the increase is primarily due to higher gross profit, partially offset by higher income tax expense.

Non-GAAP diluted earnings per share was $0.31 for the third quarter of 2023, compared with $0.25 for the third quarter of 2022, an increase of $0.06. As described above, the increase was primarily due to higher non-GAAP gross profit partially offset by higher non-GAAP income tax expenses.

Results of Operations for the Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022
Revenues	$492.4	$567.6

Gross profit	$205.0	$201.0
Non-GAAP gross profit	$205.2	$230.5

Earnings (loss) before interest and income taxes	$37.0	$(207.0)
Adjusted earnings before interest and income taxes	$72.6	$105.2

Provision for income taxes	$9.8	$12.4
Non-GAAP provision for income taxes	$14.1	$13.9

Net earnings (loss)	$25.0	$(222.1)
Non-GAAP net earnings	$56.3	$88.6

Diluted earnings (loss) per share	$0.27	$(2.42)
Non-GAAP diluted earnings per share	$0.60	$0.93

Revenues

Revenues for the nine months ended September 30, 2023 were $492.4 million, compared with $567.6 million for the nine months ended September 30, 2022, a decrease of $75.2 million or 13.2%. PD revenues decreased $27.9 million, primarily due to lower demand from the industrial, communication, distribution, defense, and medtech markets as a result of continued demand weakness associated with excess channel inventory and timing of shipments into the defense market. CMM revenues decreased $41.8 million, primarily due to lower demand for MEMS microphones in the mobile and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. CMM revenues were also impacted by lower average pricing on mature products shipped into the mobile market. MSA revenues decreased $5.5 million, primarily due to lower shipping volumes into the hearing health market as customers reduced their inventory levels, partially offset by higher shipping volumes into the premium audio market. In addition to lower end market demand, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Cost of Goods Sold

COGS for the nine months ended September 30, 2023 was $298.9 million, compared with $338.5 million for the nine months ended September 30, 2022, a decrease of $39.6 million or 11.7%. This decrease was primarily due to lower shipping volumes, product cost reductions, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the nine months ended September 30, 2023 and recorded a gain of $10.0 million. For additional information, refer to Note 6. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the nine months ended September 30, 2023, we recorded a $1.0 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges and a $0.8 million reversal of restructuring charges related to a change in estimate, all within Gross profit and the CMM Segment. We also recorded restructuring charges in Operating expenses of $1.4 million for severance pay and benefits related to headcount reductions within our CMM segment, $1.3 million for severance pay and benefits related to headcount reductions within our PD segment, and $0.7 million for other costs. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the nine months ended September 30, 2022, we committed to a restructuring program within our CMM segment designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line, designed to rightsize manufacturing capacity and operating expenses in the MEMS microphones product line. These actions were taken in light of the current decline in demand and the reduction in the expected future growth for global consumer electronics. In addition, these restructuring programs further the Company's previously announced strategy to reduce exposure to commodity microphones and increase emphasis on high-value solutions. These actions resulted in the settlement of supplier obligations, non-cash fixed asset write-offs, and severance pay. We recorded restructuring charges of $35.1 million related to these actions and $0.6 million for other costs. In addition, we recorded restructuring charges of $2.2 million related to headcount reductions within the Intelligent Audio product line workforce, which is also included within the CMM segment. As a result, we recorded total restructuring charges of $28.1 million within Gross Profit and $9.8 million within Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2023 was $205.0 million, compared with $201.0 million for the nine months ended September 30, 2022, an increase of $4.0 million or 2.0%. Gross profit margin for the nine months ended September 30, 2023 was 41.6%, compared with 35.4% for the nine months ended September 30, 2022. The increase in gross profit was primarily due to lower restructuring charges, product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes, partially offset by lower shipping volumes, factory capacity utilization, and lower average pricing on mature products shipped into the mobile market. The increase in gross profit margin was primarily due to lower restructuring charges, product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization and average pricing on mature products shipped into the mobile market.

Non-GAAP gross profit for the nine months ended September 30, 2023 was $205.2 million, compared with $230.5 million for the nine months ended September 30, 2022, a decrease of $25.3 million or 11.0%. Non-GAAP gross profit margin for the nine months ended September 30, 2023 was 41.7%, compared with 40.6% for the nine months ended September 30, 2022. The decrease in non-GAAP gross profit was primarily due to lower shipping volumes, factory capacity utilization, and lower average pricing on mature products shipped into the mobile market, partially offset by product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes. The increase in non-GAAP gross profit margin was primarily due to product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization and lower average pricing on mature products shipped into the mobile market.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were $59.5 million, compared with $63.7 million for the nine months ended September 30, 2022, a decrease of $4.2 million or 6.6%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2023 and 2022 were 12.1% and 11.2%, respectively. The decrease in expenses was primarily driven by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions, partially offset by increased development activities in our MSA and PD segments as we continue to shift our focus and spending to our higher margin businesses. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2023 were $104.9 million, compared with $95.6 million for the nine months ended September 30, 2022, an increase of $9.3 million or 9.7%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2023 and 2022 were 21.3% and 16.8%, respectively. The increase in expenses was primarily driven by higher professional service fees. The increase in expenses as a percentage of revenues was driven by our lower revenues and an increase in expenses.

Impairment Charges

No impairment charges were recorded during the nine months ended September 30, 2023. Impairment charges for the nine months ended September 30, 2022 were $239.8 million related to a goodwill impairment charge for the MCE reporting unit. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the nine months ended September 30, 2023 and 2022 was $2.2 million, compared with $2.7 million for the nine months ended September 30, 2022, a decrease of $0.5 million. We had a lower outstanding revolving credit facility balance during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, offset by higher interest rates. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the nine months ended September 30, 2023 was $0.5 million, compared with income of $0.9 million for the nine months ended September 30, 2022, a change of $1.4 million. Expense in 2023 represents unfavorable foreign currency exchange rate impacts, partially offset by the unrealized gains in our investment balances. Income in 2022 represents favorable impacts from foreign currency exchange rate changes, partially offset by an adjustment to pre-spin-off pension obligations and the depreciation in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the nine months ended September 30, 2023 and 2022 was 28.2% and (5.9)%, respectively. The ETR for the nine months ended September 30, 2023 and 2022 includes discrete items totaling $0.1 million and $1.6 million of tax benefit, respectively. The discrete items impacting the tax provision for the nine months ended September 30, 2023 are primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55. The discrete items impacting the tax provision for the nine months ended September 30, 2022 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the nine months ended September 30, 2023 and 2022 was 28.4% and (6.7)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for both the nine months ended September 30, 2023 and 2022. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2022, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the nine months ended September 30, 2023 and 2022 was 20.0% and 13.6%, respectively. The non-GAAP ETR includes discrete items totaling $1.0 million of tax expense for the nine months ended September 30, 2023 and a net discrete benefit totaling $0.4 million for the nine months ended September 30, 2022. Absent the discrete items, the non-GAAP ETR for the nine months ended September 30, 2023 and 2022 was 18.6% and 14.0%, respectively. The change in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

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

Net Earnings (Loss)

Net earnings for the nine months ended September 30, 2023 was $25.0 million, compared with a loss of $222.1 million for the nine months ended September 30, 2022, an increase of $247.1 million. As described above, the increase is primarily due to impairment charges in 2022 that did not recur in 2023, higher gross profit, and lower income tax expense.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

EBIT for the nine months ended September 30, 2023 was $37.0 million, compared with a loss of $207.0 million for the nine months ended September 30, 2022, an increase of $244.0 million. EBIT margin for the nine months ended September 30, 2023 was 7.5%, compared with (36.5)% for the nine months ended September 30, 2022. The change is primarily due to impairment charges recorded in 2022 that did not recur in 2023 and higher gross profit.

Adjusted earnings before interest and income taxes for the nine months ended September 30, 2023 was $72.6 million, compared with $105.2 million for the nine months ended September 30, 2022, a decrease of $32.6 million. Adjusted EBIT margin for the nine months ended September 30, 2023 was 14.7%, compared with 18.5% for the nine months ended September 30, 2022. The decreases were primarily due to lower non-GAAP gross profit.

Diluted Earnings     (Loss) per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.27 for the nine months ended September 30, 2023, compared with a loss per share of $2.42 for the nine months ended September 30, 2022, an increase of $2.69. As described above, the change is primarily due to impairment charges recorded in 2022 that did not recur in 2023 and higher gross profit.

Non-GAAP diluted earnings per share was $0.60 for the nine months ended September 30, 2023, compared with $0.93 for the nine months ended September 30, 2022, a decrease of $0.33. As described above, the decrease was primarily due to lower non-GAAP gross profit.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Gross profit	$77.5	$40.0	$205.0	$201.0
Stock-based compensation expense	0.5	0.5	1.7	1.4
Restructuring charges	0.1	28.1	(1.5)	28.1
Non-GAAP gross profit	$78.1	$68.6	$205.2	$230.5

Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)
Interest expense, net	0.6	1.1	2.2	2.7
Provision for (benefit from) income taxes	4.9	(16.3)	9.8	12.4
Earnings (loss) before interest and income taxes	22.1	(12.5)	37.0	(207.0)
Stock-based compensation expense	6.9	6.8	21.8	21.6
Intangibles amortization expense	3.0	3.1	8.8	9.2
Impairment charges	—	—	—	239.8
Restructuring charges	1.6	30.8	1.6	37.9
Acquisition-related costs (2)	3.0	—	3.0	—
Other (3)	0.2	—	0.4	3.7
Adjusted earnings before interest and income taxes	$36.8	$28.2	$72.6	$105.2

Provision for (benefit from) income taxes	$4.9	$(16.3)	$9.8	$12.4
Income tax effects of non-GAAP reconciling adjustments (4)	2.0	20.1	4.3	1.5
Non-GAAP provision for income taxes	$6.9	$3.8	$14.1	$13.9

Net earnings (loss)	$16.6	$2.7	$25.0	$(222.1)
Non-GAAP reconciling adjustments (5)	14.7	40.7	35.6	312.2
Income tax effects of non-GAAP reconciling adjustments (4)	2.0	20.1	4.3	1.5
Non-GAAP net earnings	$29.3	$23.3	$56.3	$88.6

Diluted earnings (loss) per share	$0.18	$0.03	$0.27	$(2.42)
Earnings per share non-GAAP reconciling adjustment	0.13	0.22	0.33	3.35
Non-GAAP diluted earnings per share	$0.31	$0.25	$0.60	$0.93

Diluted average shares outstanding	91.4	92.0	91.9	91.9
Non-GAAP adjustment (6)	2.6	2.2	2.5	3.2
Non-GAAP diluted average shares outstanding (6)	94.0	94.2	94.4	95.1

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
(2)    These expenses are related to the acquisition of Cornell Dubilier by the Precision Devices segment.
(3)    In 2023, Other expenses include non-recurring professional service fees related to an evaluation of a reorganization. In addition, Other expenses include the ongoing net lease cost (income) related to facilities not used in operations. In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in Other expense (income), net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations.
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

Segment Results of Operations for the Three Months Ended September 30, 2023 compared with the Three Months Ended September 30, 2022

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

Precision Devices

	Three Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$50.2		$64.4

Earnings before interest and income taxes	$6.1	12.2%	$16.2	25.2%
Stock-based compensation expense	0.8		0.6
Intangibles amortization expense	1.5		1.5
Restructuring charges	1.3		—
Adjusted earnings before interest and income taxes	$9.7	19.3%	$18.3	28.4%

Revenues

PD revenues were $50.2 million for the third quarter of 2023, compared with $64.4 million for the third quarter of 2022, a decrease of $14.2 million or 22.0%. Revenues decreased primarily due to lower demand from the industrial, communication, defense, medtech, and distribution markets as a result of continued demand weakness associated with excess channel inventory and timing of shipments into the defense market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $6.1 million for the third quarter of 2023, compared with $16.2 million for the third quarter of 2022, a decrease of $10.1 million. EBIT margin for the third quarter of 2023 was 12.2%, compared to 25.2% for the third quarter of 2022. The decreases were primarily due to lower revenues and lower gross profit margin, partially offset by lower operating expenses. The gross profit margin decrease was primarily driven lower factory capacity utilization.

PD Adjusted EBIT was $9.7 million for the third quarter of 2023, compared with $18.3 million for the third quarter of 2022, a decrease of $8.6 million. Adjusted EBIT margin for the third quarter of 2023 was 19.3%, compared with 28.4% for the third quarter of 2022. The decreases were primarily due to lower revenues and lower non-GAAP gross profit margin. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization.

MedTech & Specialty Audio

	Three Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$56.5		$47.0

Earnings before interest and income taxes	$22.2	39.3%	$15.4	32.8%
Stock-based compensation expense	0.9		0.7
Adjusted earnings before interest and income taxes	$23.1	40.9%	$16.1	34.3%

Revenues

MSA revenues were $56.5 million for the third quarter of 2023, compared with $47.0 million for the third quarter of 2022, an increase of $9.5 million or 20.2%. Revenues increased primarily due to higher shipping volumes into the hearing health and premium audio markets as demand has returned to normalized levels compared to the third quarter of 2022.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $22.2 million for the third quarter of 2023, compared with $15.4 million for the third quarter of 2022, an increase of $6.8 million or 44.2%. EBIT margin for the third quarter of 2023 was 39.3%, compared with 32.8% for the third quarter of 2022. The increases were primarily due to higher revenues and gross profit margins, partially offset by higher operating expenses. The higher gross profit margin was driven by product cost reductions, favorable foreign currency exchange rates, and product mix.

MSA Adjusted EBIT was $23.1 million for the third quarter of 2023, compared with $16.1 million for the third quarter of 2022, an increase of $7.0 million. Adjusted EBIT margin for the third quarter of 2023 was 40.9%, compared to 34.3% for the third quarter of 2022. The increases were primarily due to higher revenues and non-GAAP gross profit margins, partially offset by higher non-GAAP operating expenses. The higher non-GAAP gross profit margin was driven by product cost reductions, favorable foreign currency exchange rates, and product mix.

Consumer MEMS Microphones

	Three Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$68.4		$66.8

Earnings (loss) before interest and income taxes	$11.1	16.2%	$(32.3)	(48.4)%
Stock-based compensation expense	1.2		1.3
Intangibles amortization expense	1.5		1.6
Restructuring charges	(0.1)		30.7
Other (1)	(0.6)		—
Adjusted earnings before interest and income taxes	$13.1	19.2%	$1.3	1.9%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

CMM revenues were $68.4 million for the third quarter of 2023, compared with $66.8 million for the third quarter of 2022, an increase of $1.6 million or 2.4%. Revenues increased primarily due to higher demand in the computing and IoT markets, partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

CMM EBIT was $11.1 million for the third quarter of 2023, compared with a loss of $32.3 million for the third quarter of 2022, an increase of $43.4 million. The increase was primarily due to higher revenues, higher gross profit margins, and lower operating expenses. The higher gross profit margin was driven by lower restructuring charges, the gain on sale of fixed assets, product cost reductions, benefits of prior year restructuring actions, product mix, and increased factory capacity utilization, partially offset by lower average pricing on mature products shipped into the mobile market.

CMM Adjusted EBIT was $13.1 million for the third quarter of 2023, compared with $1.3 million for the third quarter of 2022, an increase of $11.8 million. Adjusted EBIT margin for the third quarter of 2023 was 19.2%, compared to 1.9% for the third quarter of 2022. The increases were primarily due to higher revenues, higher non-GAAP gross profit margins, and lower non-GAAP operating expenses. The higher non-GAAP gross profit margin was driven by the gain on sale of fixed assets, product cost reductions, benefits of prior year restructuring actions, product mix, and increased factory capacity utilization, partially offset by lower average pricing on mature products shipped into the mobile market.

Segment Results of Operations for the Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Precision Devices

	Nine Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$151.7		$179.6

Earnings before interest and income taxes	$21.6	14.2%	$39.5	22.0%
Stock-based compensation expense	2.8		2.0
Intangibles amortization expense	4.3		4.4
Restructuring charges	1.3		—
Other (1)	—		3.4
Adjusted earnings before interest and income taxes	$30.0	19.8%	$49.3	27.4%
(1) 2022 expenses represent an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $151.7 million for the nine months ended September 30, 2023, compared with $179.6 million for the nine months ended September 30, 2022, a decrease of $27.9 million or 15.5%. Revenues decreased primarily due to lower demand from the industrial, communication, distribution, defense, and medtech markets, as a result of continued demand weakness associated with excess channel inventory and timing of shipments into the defense market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $21.6 million for the nine months ended September 30, 2023, compared with $39.5 million for the nine months ended September 30, 2022, a decrease of $17.9 million. EBIT margin for the nine months ended September 30, 2023 was 14.2%, compared to 22.0% for the nine months ended September 30, 2022. The decreases were primarily due to lower revenues, lower gross profit margin, and increased operating expenses, partially offset by the absence of adjustments to pre-spin-off pension obligations in 2023. The gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

PD Adjusted EBIT was $30.0 million for the nine months ended September 30, 2023, compared with $49.3 million for the nine months ended September 30, 2022, a decrease of $19.3 million. Adjusted EBIT margin for the nine months ended September 30, 2023 was 19.8%, compared with 27.4% for the nine months ended September 30, 2022. The decreases were primarily due to lower revenues and non-GAAP gross profit margin. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

MedTech & Specialty Audio

	Nine Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$162.6		$168.1

Earnings before interest and income taxes	$57.2	35.2%	$60.2	35.8%
Stock-based compensation expense	2.6		2.1
Adjusted earnings before interest and income taxes	$59.8	36.8%	$62.3	37.1%

Revenues

MSA revenues were $162.6 million for the nine months ended September 30, 2023, compared with $168.1 million for the nine months ended September 30, 2022, a decrease of $5.5 million or 3.3%. Revenues decreased primarily due to lower shipping volumes into the hearing health market as customers reduced their inventory levels, partially offset by higher shipping volumes into the premium audio market. In addition to lower end market demand, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $57.2 million for the nine months ended September 30, 2023, compared with $60.2 million for the nine months ended September 30, 2022, a decrease of $3.0 million or 5.0%. EBIT margin for the nine months ended September 30, 2023 was 35.2%, compared with 35.8% for the nine months ended September 30, 2022. The decreases were primarily due to lower revenues and higher operating expenses, partially offset by higher gross profit margin. The higher gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization and product mix.

MSA Adjusted EBIT was $59.8 million for the nine months ended September 30, 2023, compared with $62.3 million for the nine months ended September 30, 2022, a decrease of $2.5 million. Adjusted EBIT margin for the nine months ended September 30, 2023 was 36.8%, compared to 37.1% for the nine months ended September 30, 2022. The decreases were primarily due to lower revenues and higher non-GAAP operating expenses, partially offset by higher non-GAAP gross profit margin. The higher non-GAAP gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization and product mix.

Consumer MEMS Microphones

	Nine Months Ended September 30,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$178.1		$219.9

Earnings (loss) before interest and income taxes	$9.2	5.2%	$(271.1)	(123.3)%
Stock-based compensation expense	4.8		4.8
Intangibles amortization expense	4.5		4.8
Impairment charges	—		239.8
Restructuring charges	(0.4)		37.3
Other (1)	(1.2)		0.3
Adjusted earnings before interest and income taxes	$16.9	9.5%	$15.9	7.2%

(1) Other represents the ongoing net lease cost related to facilities not used in operations.

Revenues

CMM revenues were $178.1 million for the nine months ended September 30, 2023, compared with $219.9 million for the nine months ended September 30, 2022, a decrease of $41.8 million or 19.0%. Revenues decreased primarily due to lower demand for MEMS microphones in the mobile and IoT markets. The decreases in these markets were primarily driven by weak global demand for consumer electronics and excess inventory in the supply chain. In addition to lower end market demand, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022. CMM revenues were also impacted by lower average pricing on mature products shipped into the mobile market.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

CMM EBIT was $9.2 million for the nine months ended September 30, 2023, compared with a loss of $271.1 million for the nine months ended September 30, 2022, an improvement of $280.3 million. The increase was primarily due to impairment charges in 2022 that did not recur in 2023, higher gross margins, and lower operating expenses, partially offset by lower revenues. The higher gross profit margin was driven by lower restructuring charges, benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates, partially offset by average pricing on mature products shipped into the mobile market and decreased factory capacity utilization.

CMM Adjusted EBIT was $16.9 million for the nine months ended September 30, 2023, compared with $15.9 million for the nine months ended September 30, 2022, an increase of $1.0 million. Adjusted EBIT margin for the nine months ended September 30, 2023 was 9.5%, compared to 7.2% for the nine months ended September 30, 2022. The increases were primarily due to higher non-GAAP gross profit margins and lower non-GAAP operating expenses, partially offset by lower revenues. The higher gross profit margin was driven by benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates, partially offset by average pricing on mature products shipped into the mobile market and decreased factory capacity utilization.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $75.1 million and $48.2 million at September 30, 2023 and December 31, 2022, respectively. Of these amounts, cash held by our non-U.S. operations totaled $67.0 million and $40.0 million as of September 30, 2023 and December 31, 2022, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On February 8, 2023, we entered into an Amended and Restated Credit Agreement (the "A&R Credit Agreement") that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of September 30, 2023, outstanding borrowings under the Credit Facility were $45.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On September 25, 2023, the Company amended its A&R Credit Agreement to, among other things, (a) permit the Company in connection with the acquisition of Cornell Dubilier, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of approximately $123.0 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Knowles Intermediate PD Holdings, LLC (“Knowles PD Holdings”) (the “Acquisition Assets”), which shall mature two years after the effective date of such Seller Note (the “Seller Note Maturity Date”), (b) extends the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date, and (c) restricts, until the Seller Note Maturity Date, the amount of dispositions and investments from the Company and certain of its subsidiaries into Knowles PD Holdings and the acquired subsidiaries that constitute Acquisition Assets from exceeding $80.0 million the aggregate. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2023 and 2022, we repurchased 1,630,161 shares and 2,339,045 shares of common stock, respectively, for a total of $27.5 million and $44.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash flows provided by (used in):
Operating activities	$62.3	$39.5
Investing activities	0.3	(25.4)
Financing activities	(35.3)	(40.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.4)
Net increase (decrease) in cash and cash equivalents	$26.9	$(27.4)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities in 2023 as compared to 2022 is primarily due to an improvement in working capital and lower incentive compensation payments in 2023, partially offset by payments for previously accrued expenses, including lease and restructuring liabilities. In addition, after adjusting for non-cash expense items, net earnings were lower due primarily to an increase in professional fees. The favorable changes in working capital in 2023 were primarily driven by an increase in accounts payable and a reduction in inventories.

Investing Activities

The cash provided by investing activities during 2023 was primarily driven by proceeds from the sale of certain machinery and equipment. In addition, capital expenditures were lower in 2023 as compared to 2022. The cash used in investing activities during 2023 and 2022 was primarily driven by cash used for capital expenditures to support product innovation and cost savings.

In 2023, we expect capital expenditures to be in the range of 2% to 3% of revenues.

Financing Activities

Cash used in financing activities during 2023 was primarily related to the $27.5 million of repurchases of common stock, the $6.2 million payment of taxes related to net share settlement of equity awards, and the $1.9 million payment of debt issuance costs, partially offset by proceeds of $1.6 million from the exercise of options. Cash used in financing activities during 2022 was primarily related to the $44.0 million of repurchases of common stock and the $6.3 million payment of taxes related to net share settlement of equity awards, partially offset by net borrowings of $8.0 million under our revolving credit facility and proceeds of $6.4 million from the exercise of options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our exposure to market risk as of December 31, 2022, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock.

Below is a summary of share repurchases for the three months ended September 30, 2023:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
August 2023	896,723	$16.73	896,723	$117.7

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

During the quarter ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Closing of Acquisition of Cornell Dubilier; Entry into Seller Note to Fund Portion of Purchase Price

On November 1, 2023, pursuant to a Purchase and Sale Agreement dated September 15, 2023 (the "Purchase Agreement"), by and between the Company, Knowles Capital Holdings, Inc., a wholly-owned subsidiary of the Company, Knowles Intermediate PD Holdings, LLC, a wholly-owned subsidiary of the Company, Cornell Dubilier Electronics, Inc. ("CDE"), CD Aero, LLC ("CDA"), Kaplan Electronics, Inc. ("Kaplan"), the parties listed as "Shareholders," James P. Kaplan, in his capacity as sellers' representative, and the parties listed as "Guarantors," the Company closed on its acquisition of (i) all the issued and outstanding shares of Kaplan and (ii) certain assets of CDE and CDA (with (i) and (ii) being referred to collectively as "Cornell Dubilier") for aggregate consideration of approximately $263.0 million, consisting of a $140.0 million cash payment at closing and an interest-free seller note of approximately $123.0 million, with $50.0 million maturing one year from closing of the acquisition and the remaining $73.0 million maturing two years from closing of the acquisition, secured by certain assets (including equity interest) acquired in connection with the acquisition (the “Seller Note”). The purchase price is subject to working capital and other contractual adjustments.

The Seller Note includes Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC as borrowers, which jointly and severally agree to pay James P. Kaplan, as representative of the sellers of Cornell Dubilier, the principal amount of approximately $123.0 million as described above. The Seller Note is not interest bearing except at such time as an event of default has occurred, upon which and during the continuance of an event of default, all overdue principal will accrue interest at 2% per annum plus the SOFR-based rate otherwise applicable under the Company’s existing credit facility. The Seller Note is subject to customary conditions and events of default and the secured nature of the Seller Note is supported by a Security Agreement.

In connection with the closing of the acquisition on November 1, 2023, the parties entered into an Amendment to the Purchase Agreement related to the resolution of certain export control items related to the business of Cornell Dubilier.

The foregoing description of the Amendment to the Purchase Agreement, the Seller Note, and the related Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Amendment to the Purchase Agreement, the Seller Note, and the Security Agreement, which are filed herewith as Exhibits 10.2, 10.4, and 10.5, respectively.

Item 6. Exhibits

10.1
Purchase and Sale Agreement, dated September 15, 2023, among Knowles Corporation, Knowles Capital Holdings, Inc., Knowles Intermediate PD Holdings, LLC, Cornell Dubilier Electronics, Inc., CD Aero, LLC, Kaplan Electronics, Inc., and the Sellers' Representative, Shareholders, and Guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 20, 2023 (SEC file No. 001-36102))

10.2
Amendment to Purchase Agreement, dated November 1, 2023, by and among Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC, and James P. Kaplan, in his capacity as Sellers' Representative.

10.3
Amendment No. 1 to Amended and Restated Credit Agreement dated as of September 25, 2023, among Knowles Corporation, JPMorgan Chase Bank, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 27, 2023 (SEC file No. 001-36102))

10.4	Secured Promissory Note issued by Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC to James P. Kaplan on November 1, 2023

10.5
Guarantee and Collateral Agreement, dated as of November 1, 2023, among Knowles Corporation, as Guarantor, Knowles Capital Holdings, Inc., and Knowles Intermediate Holdings, Inc., as Grantors, and James P. Kaplan, as Sellers' Representative

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	November 2, 2023	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)