Form 10-K
period 2023-12-31
Knowles Corp
filed 2024-02-21
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2023 was approximately $1,610,000,000. The number of outstanding shares of the registrant’s common stock as of February 16, 2024 was 89,629,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a market leader and global provider of high performance capacitors and radio frequency ("RF") filtering products, balanced armature speakers, advanced micro-acoustic microphones, and audio solutions serving the medtech, defense, electric vehicle, industrial, communications, consumer electronics markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has approximately 7,100 employees at facilities located in 14 countries around the world.

Our Strategy

The Company is focused on delivering high value, differentiated solutions to a diverse set of end markets.

In the Precision Devices ("PD") segment, our high performance capacitors and RF filtering solutions enable some of the most demanding applications in the defense, medtech, and electric vehicle markets. The acquisition of Cornell Dubilier ("CD") on November 1, 2023 expands our portfolio offering to include high-performance film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. Our capacitor portfolio includes products with highly specialized requirements, such as high voltage, high temperature, and high reliability. Additionally, we deliver RF filtering solutions across a broad range of applications and frequencies primarily serving the defense market. The combination of CD's broad selection of capacitors, coupled with our organic PD offerings, significantly expands our serviceable available market. We continue to focus on sales growth and improved margins by expanding our presence in profitable markets through strategic investments and acquisitions.

In the Medtech & Specialty Audio ("MSA") segment, our primary focus is to deliver high reliability and industry leading balanced armature speakers and microphones to leading hearing health manufacturers and premium audio markets. We work collaboratively with customers to ensure that our solutions meet their size, broad frequency response, and low power or custom acoustic module requirements. Our expertise in traditional hearing aids enables us to capitalize on emerging product spaces like Over the Counter ("OTC") hearing aids. We continue to focus on sales growth and improved margins by leveraging our core strengths in manufacturing and research and development.

In the Consumer MEMS Microphones ("CMM") segment, the Company benefits from the positive audio trends across a variety of consumer products. With products ranging from smartphones to headsets, and from smart speakers to household appliances, improved audio quality and voice-powered interactions have emerged as critical and necessary features. Across mobile, ear, computing, and Internet of Things ("IoT") markets, consumers want better audio performance and to engage with technology through natural, spoken commands, and original equipment manufacturers (“OEMs") are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones place us in a competitive position to enhance audio performance and enable voice input.

Our Business Segments

In 2022, we determined each operating segment represents a single reportable segment; since then, we have been reporting three segments. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) PD, (ii) MSA, and (iii) CMM. The segments are aligned around similar product applications serving our key end markets to enhance focus on growth strategies. This change was made to enhance transparency into the Company's performance and to better align with how management reviews its financial results to drive business decision making. Prior period segment results and related disclosures have been conformed to reflect our current reportable segments.

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

Market Trends

In our PD segment, we sell high reliability, high voltage and high temperature ceramic, high-quality film, electrolytic, and mica capacitors, and electromagnetic interference filters across diverse end markets, including mission critical applications. Our products are designed to solve customer-specific challenges and our proprietary manufacturing processes provide advantages in speed, flexibility, and customization. Portions of this segment face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades, expansion, and government contracts. Excess customer and channel inventory has resulted in decreased demand for some of our products. The timing of defense projects has also influenced demand for certain products.

In our MSA segment, sales within the hearing aid market are largely driven by aging demographics, healthcare spending, increasing affluence in emerging markets, and government subsidies. Our microphones and balanced armature speakers are also utilized to produce high-definition audio for higher performance True Wireless Stereo ("TWS") applications. In addition, we expect to be able to capitalize on the emerging Over the Counter hearing aid product space, due to our expertise in traditional hearing aids.

In our CMM segment, voice has been embraced as a primary user interface across consumer electronic products. Voice assistants are proliferating throughout a variety of applications from smartphones to headsets, and from smart speakers to household appliances. Across ear, IoT, computing, and mobile markets, consumers want to engage with technology through natural spoken commands, and OEMs are developing and deploying the technology to enable it. Our unique capabilities in MEMS microphones and digital signal processing place us in a competitive position to enhance audio performance and enable voice input.

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In PD, we operate 10 facilities in North America and 1 facility in Asia for the manufacturing of products that support our global customers, as well as their suppliers and contract manufacturers. In MSA, we currently operate 4 facilities in Asia to serve the leading hearing health manufacturers largely based in Europe, China, and North America. In CMM, we currently operate 3 facilities in Asia to serve the contract manufacturers who build OEM equipment on behalf of our end-customers. These contract manufacturers are largely based in China, Taiwan, India, Singapore, Indonesia, and Vietnam. Although end-user demand for consumer electronics and hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in China, Malaysia, and the Philippines.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility as customers compete to gain a share of the growing consumer device market. We compete across consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Key competitors include:

•PD - Kyocera Corporation, Murata, Yageo Corporation, and TDK Corporation
•MSA - Sonion
•CMM - AAC Technologies, Goertek Inc., and Infineon Technologies

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors and filters for a diverse set of end markets including defense, medtech, industrial, electric vehicle, and communications. Our leading technology and our investments in research and development enable us to design products to solve customer-specific challenges. Our proprietary manufacturing processes provide advantages in speed, flexibility, and product customization.

In the MSA segment, our leading technology and our investments in research and development enable us to introduce new products focused on high reliability, size, broad frequency response, and low power. Our customers are adopting these high-value microphones and balanced armature speakers to improve the overall audio performance of their devices which in turn improves the end user experience. For products that were introduced in prior years, we strive to offset anticipated price erosion through bill of material cost reductions, productivity improvements, and equipment efficiency.

In the CMM segment, our investments in research and development enable us to introduce new products with improved features and performance in a highly competitive, technology-based industry. Our customers are adopting these high-value microphones to improve the overall audio performance of their products which in turn improves the end user experience. Typically, our new products have higher average selling prices than the products they are replacing. Once introduced, the price for these products trend lower, as is typical in the consumer electronics market. For products that were introduced in prior years, we strive to offset anticipated price erosion through bill of material cost reductions, productivity improvements, and equipment efficiency.

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

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2023	2022	2021
Apple Inc.	16%	15%	16%
WS Audiology A/S	10%	*	*
* Less than 10% of total revenues.

We manufacture and develop our products and maintain sales and technical customer support offices in North America, Europe, and Asia. We supplement our direct sales force with external sales representatives and distributors. We ship our products primarily from our global distribution center located in Penang, Malaysia or directly from certain manufacturing sites. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and long-lived assets by geographic location, see Note 18. Segment Information to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2024 through 2043. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2024, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

Seasonality

Our PD segment is not typically subject to seasonality. Our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year, while our CMM segment, which serves the consumer electronics market, varies based on the timing of OEM product launches and can impact our quarterly revenues, earnings, and cash flow.

Human Capital Management

As of December 31, 2023, Knowles had approximately 7,100 employees at facilities located in 14 countries around the world. This includes employees from our newly acquired Cornell Dubilier business. Approximately 70% of our employees are located in Asia and approximately 68% of our employees globally identify as female. In the United States, approximately 44% of our employees identify as female and approximately 42% of our employees self-identified as belonging to a racial/ethnic minority group. We believe our success is dependent upon attracting, developing, and retaining high performing employees at all levels of the organization. An important component of achieving this goal is fostering a workplace environment that embraces diversity and inclusion. Our Chief Human Resources Officer is responsible for developing and executing on our human capital strategy, with oversight by the Compensation Committee of our Board of Directors. Our key initiatives with respect to human capital management include:

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

We have also worked to increase underrepresented groups in our candidate pool, among our new hires, and in leadership positions. For our 2023 summer internship program, 67% of our corporate intern class consisted of minority and/or women students, and 50% of our corporate tech interns were women. In addition, in 2023 approximately 37% of our new hires in the United States were women.

We are fully committed to supporting our communities and the advancement of underrepresented minority groups. In 2023, we continued our partnership with PEAK (Partnership to Educate and Advance Kids), a Chicago-based nonprofit that is focused on providing academically average students from the city's most challenging and under-served neighborhoods with financial, educational, and personal support through their high school years. Knowles has pledged $10,000 annually to provide a PEAK student the opportunity to pursue a high-quality high school education. In addition, Knowles piloted the PEAK Student Tutoring Program, where our employees assist students with STEM-related subjects.

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

Fostering a Safe Work Environment

We believe it is important to provide a healthy and safe workplace for our employees. As part of our Environmental, Health, and Safety Policy, we train employees and managers on preventing work-related injuries and illnesses. In addition, our Environmental, Health & Safety ("EHS") Managers across the globe conduct regular reviews of key EHS performance indicators, which include the reporting and correction of any unsafe workplace behaviors, working conditions that could potentially lead to injury, or workplace incidents or illnesses that required first air or other medical treatment.

Additional information regarding Knowles' activities related to its people and sustainability, as well as workforce diversity data, can be found in the Knowles 2023 Corporate Sustainability Report, which is located on our website. The contents of our website and our Corporate Sustainability Report are referenced for general information only and are not incorporated into this Annual Report on Form 10-K.

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

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, consumer spending rates, rising interest rates, the negative impacts caused by pandemics and public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties (including the ongoing conflict between Russia and Ukraine, and China-Taiwan relations). As global economic conditions continue to be volatile or economic uncertainty remains, trends in end-user consumer spending also remain unpredictable. Many of our customers purchase our products, particularly in our CMM and MSA segments, based on end-user demand from consumers. As a result, unfavorable economic conditions may lead our customers to delay or reduce purchases of our products.

Future events or factors, such as the outcome of our strategic alternatives review of the CMM segment which could result in either a sale or a restructuring of our CMM segment, or if there are changes to underlying assumptions used to calculate fair value, could result in additional impairment charges and a significant charge to earnings.

We hold significant amounts of goodwill, other intangible assets, and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2023, the balance of our goodwill, other intangible assets, and long-lived assets was $918.6 million and the total market value of the Company’s outstanding shares was $1.6 billion. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill and other indefinite-lived intangible assets for impairment annually. During the year ended December 31, 2022, we recorded impairment charges of $470.9 million, related to goodwill impairment charges for the CMM segment. For additional detail, see Note 4. Impairment Charges to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Future events or factors considered a change in circumstances may occur which would adversely affect the fair value of the Company's assets and require impairment charges. Our pursuit of strategic alternatives for our CMM business may not result in the identification or consummation of any transaction or may result in the restructuring of the CMM business. Any potential transaction or a restructuring, and the related valuations, would be dependent upon a number of factors, some of which may be beyond our control, including, among others, market conditions, industry trends, the interest of third parties, and availability of financing to potential buyers on reasonable terms. Other factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable, include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in legal factors, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under U.S. GAAP to record a non-cash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

We derive a significant portion of our revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our CMM and MSA segments rely on a limited number of customers for a significant portion of their sales. Our CMM segment accounted for 36% of our consolidated revenues for fiscal 2023. For 2023, CMM's top five customers accounted for approximately 66% of its revenues. For the year ended December 31, 2023, Apple Inc. accounted for approximately 44% of CMM’s revenues and 16% of consolidated company revenues. For 2023, MSA's top five customers accounted for approximately 80% of its revenues. For the year ended December 31, 2023, WS Audiology A/S accounted for approximately 32% of MSA's revenues and 10% of consolidated company revenues.

The loss of any one of our top customers or a reduction in the purchases of our products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. For example, in fiscal 2022 we experienced customer purchasing adjustments due to excess inventory in the supply chain, which were partially offset by financial incentives offered to customers during the fourth quarter. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. Further, the smartphone industry is also subject to intense competition that could result in decreased demand and/or declining average selling prices for our products and those of our OEM customers. In addition, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, revenues, particularly for our CMM segment, will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

We derive a substantial portion of our revenues from MEMS microphones and a significant reduction in our sales of MEMS microphones may significantly reduce our revenues and adversely impact our operating results.

Sales of MEMS microphones by our CMM and MSA segments accounted for approximately 44% of our consolidated revenues for fiscal 2023. We expect that a substantial portion of our revenues will continue to be attributable to sales of MEMS microphones and any weakening of demand, loss of market share, or other factors adversely affecting our levels and the timing of our sales of MEMS microphones, including our customers’ product release cycles, market acceptance, product competition, the performance and reliability of our MEMS microphones, and economic and market conditions could cause our revenues to substantially decline, which may have a material adverse effect on our operating results. For example, during fiscal 2022, our CMM segment experienced weak demand for our MEMS microphones product line due to weak global demand for consumer electronics, COVID-19 related shutdowns in China, excess inventory in the supply chain, and our shift away from commoditized products.

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

An inability to offset erosion of average selling prices in our CMM segment adversely affected our gross margins.

Like most technology sectors, the smartphone industry has traditionally experienced an erosion of average selling prices due to a number of factors, including intense competition, component pricing trends, changes in demand mix, excess inventories, and rapid obsolescence resulting from technology advances. Within our CMM segment, while average selling prices vary significantly on a product to product basis, our strategy has been to offset price erosion by shifting our product mix to new, higher end or higher performance microphones and gradually shifting customers from analog microphones to higher value digital microphones. To offset average selling price erosion, we must either be successful with these initiatives or increase our selling prices. If we are unable to offset average selling price erosion, the average selling prices of our products may decrease and our future operating results may be materially adversely affected. For example, in fiscal year 2023, excess industry inventory and an inability to shift product mix, resulted in a decrease in average selling prices of our products.

If we are unsuccessful in implementing our investment and acquisition strategy, or integrating acquired companies, our business and financial results may be adversely effected.

We engage in strategic transactions and make strategic investments, including investments in emerging technology companies and intellectual property, which are focused on growth by positioning the Company for expansion into new markets, territories or technologies, exploiting new or growing customer or market opportunities, and developing new technologies and products. Such acquisitions and strategic investments naturally entail significant risks and uncertainties, some of which are beyond our control. To the extent we are successful in making acquisitions, such as our acquisition of Cornell Dubilier, we may not realize the expected benefits of our acquisitions or strategic transactions, or be able to retain those benefits even if realized. We may not, for example, be able to retain key employees, customers, or suppliers of acquired companies, derive value from acquired technology or assets and we may experience delays in achieving cost synergies or higher than expected costs in implementing them. In addition, due to our inexperience with certain adjacent or complimentary technologies and doing business in certain geographic regions that may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments, and we may not achieve them. We cannot, therefore, provide assurance that each of our acquisitions or strategic investments will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic acquisitions or investments fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

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

The smartphone market accounted for approximately 13% of our consolidated revenues for fiscal 2023. While other markets such as mobile headsets, computing, wearables, and IoT are gaining in significance within our CMM segment, we expect that a substantial portion of CMM segment revenues will continue to be attributable to the smartphone market, which is cyclical and characterized by continuous and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and significant fluctuations in product supply and demand. The smartphone market has experienced and may continue to experience periodic downturns which may be characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. For example, in fiscal 2022 global economic conditions and COVID-19 mitigation measures contributed to a decline in demand for smartphones in China, a geographic region with high concentrations of smartphone users, resulting in an adverse impact on our operating results. The decrease in demand for smartphones, particularly in China, continued through fiscal 2023. While our diversification strategy and increasing focus on other non-mobile markets has tempered the impact of the recent slowing of growth in this market, a continued significant downturn in the smartphone market could continue to have a material adverse effect on our business and operating results.

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

Evolving social and environmental responsibility regulations, as well as demands from investors, customers and other stakeholders, could result in additional costs, harm to our reputation and a loss of customers.

Increasing focus on environmental, social, and governance ("ESG") responsibility, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors. Some of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. Also, an increasing number of investors are requiring companies to disclose corporate ESG policies, practices, and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate ESG practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, which could have a material adverse effect on our results of operations and our reputation. In addition, we have publicly announced certain corporate responsibility goals, which reflect our current plans and aspirations based on known conditions. Any failure to achieve such goals (or achieve the goals within the set timeframe) or the perception by stakeholders of such failure may result in reputational or financial harm.

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

Political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are, and could in the future limit or prevent us from transacting business with certain of our customers or suppliers. The U.S. government has made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. In addition to tariffs, China has a stated policy of reducing its dependence on foreign manufacturers and technology companies. As a consequence of such policy, revenue for our PD segment has been adversely impacted and may continue to be adversely impacted. Additionally, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, which may adversely impact our results of operations and financial condition. Given that the majority of our largest manufacturing facilities are located in China and Southeast Asia, trade policy changes in the United States, China, or other countries, such as tariffs and sanctions would present particular risks for us that could adversely impact our results of operations and financial condition. We cannot predict future foreign trade policy in the United States or other countries, the terms of any new or renegotiated trade agreements or treaties, or tariffs or the impact of such matters on our business. A trade war involving the United States is likely to negatively impact world trade and the world economy in various ways and, consequently, have a material adverse effect on our results of operations and financial condition. To the extent that tariffs, trade restrictions, or sanctions imposed by the United States or other countries increase the price of, affect customer demand for, affect our ability to supply our products, or create adverse tax consequences, in the United States or other countries, our business and our operating results may be adversely affected. As a result, changes in international trade policy, changes in trade agreements, the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and our financial condition.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2023, our closing stock price ranged from a high of $20.04 per share to a low of $12.98 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

Further, securities class action litigation is often brought against a public company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As part of our overall risk management program, we have implemented processes to assess, identify, and manage the material risks facing the Company, including from cybersecurity threats. We designed and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework (the "NIST Cybersecurity Framework"). This does not imply compliance with specific technical standards, specifications or requirements of the NIST Cybersecurity Framework, but signifies its use as a guiding principle.

Our commitment extends to various programs and processes to stay informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. This includes regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. We also conduct "tabletop" exercises to simulate cybersecurity incidents to enhance our readiness and resilience in the face of potential cybersecurity threats. These exercises are conducted at both the technical level and senior management level. We have engaged external service providers, where appropriate, including leading cybersecurity firms, to assess, test or otherwise assist with aspects of our security processes.

We have a well-defined cybersecurity incident response plan aimed at facilitating an effective response and handling of cybersecurity incidents. The incident response plan outlines roles and responsibilities, criteria for measuring the severity of a cybersecurity incident, and provides for Audit Committee and Board briefings as appropriate. We have also implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Our employees participate in a security awareness program, receiving training on identifying potential cybersecurity risks and safeguarding our resources and information. This training is reinforced by testing initiatives, including periodic phishing tests. We also assess the cybersecurity risks presented by third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we maintain business continuity and disaster recovery plans, as well as cybersecurity insurance.

To date, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. That said, while we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks, and data or those of our third party providers. See "Item 1A. Risk Factors – Our business and operations could suffer in the event of security breaches, cybersecurity incident, other unauthorized disclosures, or network disruptions."

Governance

The Audit Committee of the Board of Directors considers cybersecurity risk and other information technology risk as part of its risk oversight function. Our head of Internal Audit reports directly to the Audit Committee and is responsible reviewing with the Committee our company-wide enterprise risk assessment, which includes an evaluation of cybersecurity risks and threats. In addition, the Audit Committee separately receives regular reports from our Vice President of Information Technology on, among other things, our cybersecurity risks and threats, the status of projects to strengthen our information security systems, and assessments of our security program. The Chair of the Audit Committee regularly reports to the full Board regarding its activities, including those related to our cybersecurity risk management program.

Our management team, led by our Vice President of Information Technology ("VP of IT"), has operational responsibility for our cybersecurity and information security framework and risk management. Our VP of IT has extensive cybersecurity knowledge and skills gained from over 20 years of experience in leading and managing global IT operations and security teams. In addition, our VP of IT has a Master of Science degree in Management of Information Systems from Rensselaer Polytechnic Institute. Our VP of IT is supported by a team of enterprise information system and security risk professionals. The VP of IT receives regular updates on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation. He, in turn, provides regular updates on these matters to our Chief Financial Officer and our Chief Administrative Officer and works closely with our Legal department to oversee compliance with legal, regulatory, and contractual security requirements. In addition, in conjunction with Internal Audit, our VP of IT supervises any retained external cybersecurity consultants.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. Our material properties used in connection with manufacturing, sales, research and development, and corporate administrative operations, and the segments served at that facility, are as follows:

Location	Principal Function(s)	Owned or Leased	Segment	Square Footage (in thousands)
Suzhou, China	Manufacturing and administrative	Leased	PD, MSA, CMM	495
Cebu, the Philippines	Manufacturing and administrative	Owned	MSA	215
Penang, Malaysia	Manufacturing and administrative	Owned	MSA, CMM	187
Liberty, South Carolina	Manufacturing, sales, and administrative	Owned	PD	155
Cazenovia, New York	Manufacturing, research and development, sales, and administrative	Owned	PD	133
Mexicali, Baja California, Mexico	Manufacturing and administrative	Leased	PD	119
New Bedford, Massachusetts	Distribution center	Leased	PD	110
Itasca, Illinois	Corporate headquarters, research and development, sales, and administrative	Owned	PD, MSA, CMM	95

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 21, 2024.

Name	Age	Position

Jeffrey S. Niew	57	President & Chief Executive Officer

John S. Anderson	60	Senior Vice President & Chief Financial Officer

Raymond D. Cabrera	57	Senior Vice President, Human Resources & Chief Administrative Officer

Daniel J. Giesecke	56	Senior Vice President & Chief Operating Officer

Robert J. Perna	60	Senior Vice President, General Counsel & Secretary

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

Holders

The number of holders of record of our common stock as of February 16, 2024 was approximately 707.

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

Below is a summary of share repurchases for the three months ended December 31, 2023:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2023	741,163	$15.96	741,163	$105.9
December 2023	480,280	$17.05	480,280	$97.7
Total Activity	1,221,443	$16.39	1,221,443

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

Comparison of Cumulative Total Return*
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Knowles Corp.
Dow Jones U.S. Electrical Components & Equipment
Russell 2000

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2018 in Knowles Corporation common stock, the Dow Jones U.S. Electrical Components & Equipment Index, and the Russell 2000 index.

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

Our Business

We are a market leader and global provider of high performance capacitors and radio frequency ("RF") filtering products, balanced armature speakers, advanced micro-acoustic microphones, and audio solutions, serving the medtech, defense, electric vehicle, industrial, communications, and consumer electronics markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Our Business Segments

In 2022, we determined each operating segment represents a single reportable segment; since then, we have been reporting three segments. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting and are comprised of (i) PD, (ii) MSA, and (iii) CMM. The segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, electric vehicle, and industrial markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in North America and Asia.

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

Revenues for the year ended December 31, 2023 were significantly impacted by lower consumer electronic, industrial, communication, and distribution end market demand as a result of excess customer and channel inventory in the CMM and PD segments. Revenues for the year ended December 31, 2022 were significantly impacted by lower consumer electronics end market demand and an inventory correction in both consumer electronics and hearing health markets in the second half of 2022. As a result, the Company offered financial incentives to customers in the fourth quarter of 2022 for certain dual-sourced products. The additional revenues as a result of these financial incentives in the fourth quarter of 2022 were less than 2% of revenues for the year ended December 31, 2022.

Recent Developments

On September 18, 2023, we announced that we are reviewing strategic alternatives for the CMM business. This includes a range of possibilities, such as: a potential sale, restructuring the business, as well as continuing to operate the business as is. No assurance can be given that any transaction or other strategic outcomes will result from the review. Further, there can be no assurance that the outcome of the strategic alternative review will result in our being able to recover the carrying value of the CMM segment. We have not set a timetable for the conclusion of the strategic review and do not intend to comment on or provide updates regarding these matters unless and until we determine that further disclosure is appropriate or required.

On November 1, 2023, we acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. The acquired business is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 9, 2023.

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

Results of Operations for the Year Ended December 31, 2023 compared with the Year Ended December 31, 2022

	Years Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Revenues	$707.6	$764.7	$868.1

Gross profit	$283.4	$276.3	$359.5
Non-GAAP gross profit	$285.4	$310.1	$362.1

Earnings (loss) from continuing operations before interest and income taxes	$50.4	$(414.3)	$118.8
Adjusted earnings from continuing operations before interest and income taxes	$105.8	$142.4	$174.3

(Benefit from) provision for income taxes	$(27.4)	$11.9	$(45.6)
Non-GAAP provision for income taxes	$18.2	$19.2	$19.8

Earnings (loss) from continuing operations	$72.4	$(430.1)	$150.2
Non-GAAP net earnings	$82.2	$119.3	$146.9

Diluted earnings (loss) per share from continuing operations	$0.79	$(4.69)	$1.59
Non-GAAP diluted earnings per share	$0.88	$1.26	$1.53

Revenues

Revenues for the year ended December 31, 2023 were $707.6 million, compared with $764.7 million for the year ended December 31, 2022, a decrease of $57.1 million or 7.5%. CMM revenues decreased $35.7 million, primarily due to weaker demand and lower average pricing on mature products shipped into the mobile market, partially offset by higher demand from ear, IoT, and compute markets. PD revenues decreased $21.5 million, primarily due to lower demand from the industrial, communication, distribution, medtech, and defense markets as a result of continued demand weakness associated with excess customer and channel inventory and timing of shipments into the defense market, partially offset by our acquisition of CD. MSA revenues increased $0.1 million, primarily due to higher shipping volumes into the premium audio market, partially offset by lower shipping volumes into the hearing health market as customers reduced their inventory levels. In addition, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2023 was $435.5 million, compared with $455.7 million for the year ended December 31, 2022, a decrease of $20.2 million or 4.4%. This decrease was primarily due to product cost reductions, lower shipping volumes, benefits of prior year restructuring actions, and favorable foreign currency exchange rate changes, partially offset by our acquisition of CD and lower factory capacity utilization.

Gain (Loss) on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment during the year ended December 31, 2023 and recorded a gain of $10.0 million. There was a $0.5 million loss on the sale of unrelated equipment during the year ended December 31, 2022. For additional information, refer to Note 6. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the year ended December 31, 2023, we recorded a $1.0 million gain on the sale of certain machinery and equipment that was previously written off through restructuring charges and a $1.5 million reversal of restructuring charges related to changes in estimates, all within the CMM Segment. We also recorded restructuring charges of $2.5 million for severance pay and benefits related to headcount reductions and for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations within the PD segment. In addition, we recorded $1.4 million for severance pay and benefits related to headcount reductions within the CMM segment and $0.8 million for Corporate charges during the year ended December 31, 2023. These actions resulted in a $1.3 million credit within Gross profit and the remaining $3.5 million of expense within Operating expenses. For additional information, refer to Note 10. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2023 was $283.4 million, compared with $276.3 million for the year ended December 31, 2022, an increase of $7.1 million or 2.6%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2023 was 40.1%, compared with 36.1% for the year ended December 31, 2022. The increase in gross profit was primarily due to lower restructuring charges, product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization, lower average pricing on mature products shipped into the mobile market, lower shipping volumes, and unfavorable product mix. The increase in gross profit margin was primarily due to lower restructuring charges, product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes, partially offset by lower factory capacity utilization, lower average pricing on mature products shipped into the mobile market, and unfavorable product mix.

Non-GAAP gross profit for the year ended December 31, 2023 was $285.4 million, compared with $310.1 million for the year ended December 31, 2022, a decrease of $24.7 million or 8.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2023 was 40.3%, compared with 40.6% for the year ended December 31, 2022. The decrease in non-GAAP gross profit was primarily due to lower factory capacity utilization, lower average pricing on mature products shipped into the mobile market, lower shipping volumes, and unfavorable product mix, partially offset by product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes. The decrease in non-GAAP gross profit margin was primarily due to lower factory capacity utilization, lower average pricing on mature products shipped into the mobile market, and unfavorable product mix, partially offset by product cost reductions, benefits of prior year restructuring actions, the gain on sale of fixed assets, and favorable foreign currency exchange rate changes.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2023 and 2022 were $78.5 million and $81.7 million, respectively, a decrease of $3.2 million or 3.9%. Research and development expenses as a percentage of revenues for the years ended December 31, 2023 and 2022 were 11.1% and 10.7%, respectively. The decrease in expenses was primarily driven by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions, partially offset by increased development activities in our MSA and PD segments as we continue to shift our focus and spending to our higher margin businesses. In addition, our acquisition of the CD business increased expenses in our PD segment. The increase in expenses as a percentage of revenues was driven by our lower revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2023 were $150.3 million, compared with $128.9 million for the year ended December 31, 2022, an increase of $21.4 million or 16.6%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2023 and 2022 were 21.2% and 16.9%, respectively. The increase in expenses was primarily driven by higher professional service fees and our acquisition of CD. The increase in expenses as a percentage of revenues was driven by an increase in expenses and our lower revenues.

Impairment Charges

There were no impairment charges for the year ended December 31, 2023. Impairment charges for the year ended December 31, 2022 were $470.9 million, related to goodwill impairment charges for the CMM reporting unit. For additional information related to these impairment charges, refer to Note 4. Impairment Charges to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Interest Expense, net

Interest expense, net for the year ended December 31, 2023 was $5.4 million, compared with $3.9 million for the year ended December 31, 2022, an increase of $1.5 million or 38.5%. The increase was primarily due to imputed interest expense on our Seller Note in 2023, a higher outstanding revolving credit facility balance, and higher interest rates during the year ended December 31, 2023. For additional information on borrowings and interest expense, refer to Note 12. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Other Expense (Income), net

Other expense for the year ended December 31, 2023 was $0.7 million, compared with income of $0.5 million for the year ended December 31, 2022, a change of $1.2 million. Expense in 2023 primarily represents unfavorable foreign currency exchange rate impacts. Income in 2022 primarily represents favorable impacts from foreign currency exchange rate changes, partially offset by an adjustment to pre-spin-off pension obligations.

(Benefit from) Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2023 was (60.9)% or a $27.4 million tax benefit, compared with (2.8)% or a $11.9 million tax provision for the year ended December 31, 2022. In 2023 the change in the ETR was primarily due to the impact of intangible property transfers and the release of a portion of the valuation allowance in the U.S., compared to the nondeductible goodwill impairment recorded during 2022. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2023 was 18.1% or a $18.2 million tax provision, compared with 13.9% or a $19.2 million tax provision for the year ended December 31, 2022. The increase in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the year ended December 31, 2023 was $72.4 million, compared with a loss of $430.1 million for the year ended December 31, 2022, an increase of $502.5 million. As described above, the increase is primarily due to impairment charges in 2022 that did not recur in 2023, higher gross profit, and a benefit from income taxes, partially offset by higher operating expenses.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes from continuing operations ("EBIT") for the year ended December 31, 2023 was $50.4 million, compared with a loss of $414.3 million for the year ended December 31, 2022, an increase of $464.7 million or 112.2%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2023 was 7.1%, compared with (54.2)% for the year ended December 31, 2022. The change is primarily due to impairment charges recorded in 2022 that did not recur in 2023 and higher gross profit, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2023 was $105.8 million, compared with $142.4 million for the year ended December 31, 2022, a decrease of $36.6 million or 25.7%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2023 was 15.0%, compared with 18.6% for the year ended December 31, 2022. The decreases were primarily due to lower non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Earnings from Discontinued Operations, net

There was no activity during 2023 or 2022.

Diluted Earnings (Loss) per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted earnings per share from continuing operations was $0.79 for the year ended December 31, 2023, compared with a loss of $4.69 for the year ended December 31, 2022, an increase of $5.48. As described above, the change is primarily due to impairment charges recorded in 2022 that did not recur in 2023, higher gross profit, and a tax benefit in 2023, partially offset by higher selling and administrative expenses.

Non-GAAP diluted earnings per share for the year ended December 31, 2023 was $0.88, compared with $1.26 for the year ended December 31, 2022, a decrease of $0.38. As described above, the decrease was primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

		Years Ended December 31,
(in millions, except per share amounts)		2023	2022	2021
Gross profit		$283.4	$276.3	$359.5
Stock-based compensation expense		2.1	1.6	1.6
Restructuring charges		(1.3)	32.2	—
Production transfer costs (2)		0.4	—	—
Acquisition-related costs (3)		0.8	—	1.0
Non-GAAP gross profit		$285.4	$310.1	$362.1

Earnings (loss) from continuing operations		$72.4	$(430.1)	$150.2
Interest expense, net		5.4	3.9	14.2
(Benefit from) provision for income taxes		(27.4)	11.9	(45.6)
Earnings (loss) from continuing operations before interest and income taxes		50.4	(414.3)	118.8
Stock-based compensation expense		29.0	28.6	32.1
Intangibles amortization expense		13.5	12.2	15.9
Impairment charges		—	470.9	4.0
Restructuring charges		2.2	41.8	0.5
Production transfer costs (2)		0.4	—	—
Acquisition-related costs (3)		9.4	—	1.5
Other (4)		0.9	3.2	1.5
Adjusted earnings from continuing operations before interest and income taxes		$105.8	$142.4	$174.3

Interest expense, net		$5.4	$3.9	$14.2
Interest expense, net non-GAAP reconciling adjustments (5)		—	—	6.6
Non-GAAP interest expense		$5.4	$3.9	$7.6

(Benefit from) provision for income taxes		$(27.4)	$11.9	$(45.6)
Income tax effects of non-GAAP reconciling adjustments (6)	6	45.6	7.3	65.4
Non-GAAP provision for income taxes		$18.2	$19.2	$19.8

Earnings (loss) from continuing operations		$72.4	$(430.1)	$150.2
Non-GAAP reconciling adjustments (7)		55.4	556.7	55.5
Interest expense, net non-GAAP reconciling adjustments (5)		—	—	6.6
Income tax effects of non-GAAP reconciling adjustments (6)		45.6	7.3	65.4
Non-GAAP net earnings		$82.2	$119.3	$146.9

Diluted earnings (loss) per share from continuing operations		$0.79	$(4.69)	$1.59
Earnings per share non-GAAP reconciling adjustment		0.09	5.95	(0.06)
Non-GAAP diluted earnings per share		$0.88	$1.26	$1.53

Diluted average shares outstanding		91.6	91.7	94.7
Non-GAAP adjustment (8)		2.3	2.9	1.1
Non-GAAP diluted average shares outstanding (8)		93.9	94.6	95.8

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
(2)    Production transfer costs represent costs incurred to migrate manufacturing to facilities primarily within the United States. These amounts are included in the corresponding Gross profit and Earnings (loss) before interest and income taxes for each period presented.
(3)    In 2023, these expenses are related to the acquisition of CD by the PD segment. In 2021, these expenses are related to the acquisition of IMC by the PD segment. These expenses principally include costs incurred by the Company to carry out these transactions as well as ongoing costs to facilitate integration.
(4)    In 2023, Other expenses include non-recurring professional service fees related to an execution of a reorganization. In addition, Other expenses include the ongoing net lease cost (income) related to facilities not used in operations. In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded during the second quarter of 2022 in the Other (income) expense, net line on the Consolidated Statements of Earnings, and the ongoing net lease cost related to facilities not used in operations. In 2021, Other expenses represent the ongoing net lease cost related to facilities not used in operations.
(5) Under GAAP in effect for the Company through 2021, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion were required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflected the issuer’s nonconvertible debt borrowing rate. Accordingly, for GAAP purposes we were required to recognize imputed interest expense on the Company’s $172.5 million of convertible senior notes due November 1, 2021 that were issued in a private placement in May 2016. The imputed interest rate for the convertible notes was 8.12%, while the actual coupon interest rate of the notes was 3.25%. The difference between the imputed interest expense and the coupon interest expense was excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense was not indicative of its core, ongoing operating performance.
(6)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. These adjustments include the impact of one-time tax benefits.
(7)    The non-GAAP reconciling adjustments are those adjustments made to reconcile Earnings (loss) from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes.
(8)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. In addition, the Company entered into convertible note hedge transactions that expired in 2021 upon maturity of the convertible notes to offset any potential dilution from the convertible notes. Although the anti-dilutive impact of the convertible note hedges is not reflected under GAAP, the Company includes the anti-dilutive impact of the convertible note hedges in non-GAAP diluted average shares outstanding, if applicable.

Segment Results of Operations for the Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Precision Devices

	Years Ended December 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$221.4		$242.9		$201.1

Earnings from continuing operations before interest and income taxes	$25.0	11.3%	$56.1	23.1%	$43.7	21.7%
Stock-based compensation expense	3.5		2.6		2.7
Intangibles amortization expense	7.5		5.8		5.0
Restructuring charges	2.5		—		0.1
Production transfer costs (1)	0.4		—		—
Acquisition-related costs (2)	1.6		—		1.0
Other (3)	—		3.4		—
Adjusted earnings from continuing operations before interest and income taxes	$40.5	18.3%	$67.9	28.0%	$52.5	26.1%

(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) In 2023, these expenses are related to the acquisition of CD. In 2021, these expenses are related to the acquisition of IMC. These expenses principally include costs incurred by the Company to carry out these transactions as well as ongoing costs to facilitate integration.

(3) 2022 expenses represent an adjustment to pre-spin-off pension obligations.

Revenues

PD revenues were $221.4 million for the year ended December 31, 2023, compared with $242.9 million for the year ended December 31, 2022, a decrease of $21.5 million or 8.9%. Revenues decreased primarily due to lower demand from the industrial, communication, distribution, medtech, and defense markets, as a result of continued demand weakness associated with excess customer and channel inventory and timing of shipments into the defense market, partially offset by our acquisition of CD.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT from continuing operations was $25.0 million for the year ended December 31, 2023, compared with $56.1 million for the year ended December 31, 2022, a decrease of $31.1 million or 55.4%. EBIT margin for the year ended December 31, 2023 was 11.3%, compared with 23.1% for the year ended December 31, 2022. The decreases were primarily due to lower revenues, lower gross profit margin, and increased operating expenses, partially offset by the absence of adjustments to pre-spin-off pension obligations in 2023. The gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

PD Adjusted EBIT was $40.5 million for the year ended December 31, 2023, compared with $67.9 million for the year ended December 31, 2022, a decrease of $27.4 million or 40.4%. Adjusted EBIT margin for the year ended December 31, 2023 was 18.3%, compared with 28.0% for the year ended December 31, 2022. The decreases were primarily due to lower revenues and non-GAAP gross profit margin. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

MedTech & Specialty Audio

	Years Ended December 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$230.0		$229.9		$231.3

Earnings from continuing operations before interest and income taxes	$85.2	37.0%	$84.6	36.8%	$77.0	33.3%
Stock-based compensation expense	3.5		2.9		2.4
Restructuring charges	—		—		0.1
Adjusted earnings from continuing operations before interest and income taxes	$88.7	38.6%	$87.5	38.1%	$79.5	34.4%

Revenues

MSA revenues were $230.0 million for the year ended December 31, 2023, compared with $229.9 million for the year ended December 31, 2022, an increase of $0.1 million. Revenues increased primarily due to higher shipping volumes into the premium audio market, partially offset by lower shipping volumes into the hearing health market as customers reduced their inventory levels. In addition, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT from continuing operations was $85.2 million for the year ended December 31, 2023, compared with $84.6 million for the year ended December 31, 2022, an increase of $0.6 million or 0.7%. EBIT margin for the year ended December 31, 2023 was 37.0%, compared with 36.8% for the year ended December 31, 2022. The increases were primarily due to higher gross profit margin, partially offset by higher operating expenses. The higher gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization.

MSA Adjusted EBIT was $88.7 million for the year ended December 31, 2023, compared with $87.5 million for the year ended December 31, 2022, an increase of $1.2 million or 1.4%. Adjusted EBIT margin for the year ended December 31, 2023 was 38.6%, compared with 38.1% for the year ended December 31, 2022. The increases were primarily due to higher non-GAAP gross profit margin, partially offset by higher non-GAAP operating expenses. The higher non-GAAP gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization.

Consumer MEMS Microphones

	Years Ended December 31,
(in millions)	2023	Percent of Revenues	2022	Percent of Revenues	2021	Percent of Revenues
Revenues	$256.2		$291.9		$435.7

Earnings (loss) from continuing operations before interest and income taxes	$13.6	5.3%	$(504.5)	(172.8)%	$60.0	13.8%
Stock-based compensation expense	6.2		6.2		7.5
Intangibles amortization expense	6.0		6.4		10.9
Impairment charges	—		470.9		4.0
Restructuring charges	(1.1)		41.2		0.3
Other (1)	(1.2)		(0.2)		1.4
Adjusted earnings from continuing operations before interest and income taxes	$23.5	9.2%	$20.0	6.9%	$84.1	19.3%

(1) Other represents the ongoing net lease (income) cost related to facilities not used in operations.

Revenues

CMM revenues were $256.2 million for the year ended December 31, 2023, compared with $291.9 million for the year ended December 31, 2022, a decrease of $35.7 million or 12.2%. Revenues decreased primarily due to weaker demand and lower average pricing on mature products shipped into the mobile market, partially offset by higher demand from ear, IoT, and compute markets. In addition, shipping volumes were unfavorably impacted earlier this year by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Earnings (Loss) and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

CMM EBIT from continuing operations was $13.6 million for the year ended December 31, 2023, compared with a loss of $504.5 million for the year ended December 31, 2022, an increase of $518.1 million or 102.7%. EBIT margin for the year ended December 31, 2023 was 5.3%, compared to a loss of 172.8% for the year ended December 31, 2022. The increase was primarily due to impairment charges in 2022 that did not recur in 2023, higher gross margins, and lower operating expenses, partially offset by lower revenues. The higher gross profit margin was driven by lower restructuring charges, benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates, partially offset by lower average pricing on mature products shipped into the mobile market, decreased factory capacity utilization, and unfavorable product mix.

CMM Adjusted EBIT was $23.5 million for the year ended December 31, 2023, compared with $20.0 million for the year ended December 31, 2022, an increase of $3.5 million or 17.5%. Adjusted EBIT margin for the year ended December 31, 2023 was 9.2%, compared with 6.9% for the year ended December 31, 2022. The increases were primarily due to higher non-GAAP gross profit margins and lower non-GAAP operating expenses, partially offset by lower revenues. The higher non-GAAP gross profit margin was driven by benefits of prior year restructuring actions, the gain on sale of fixed assets, product cost reductions, and favorable foreign currency exchange rates, partially offset by lower average pricing on mature products shipped into the mobile market, decreased factory capacity utilization, and unfavorable product mix.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $87.3 million and $48.2 million at December 31, 2023 and 2022, respectively. Of these amounts, cash held by our non-U.S. operations totaled $71.8 million and $40.0 million as of December 31, 2023 and 2022, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On November 1, 2023, we acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. This acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisitions to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On September 25, 2023, the Company amended its Amended and Restated Credit Agreement (the "A&R Credit Agreement") to, among other things, (a) permit the Company in connection with the acquisition of Cornell Dubilier, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of $122.9 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Cornell Dubilier, LLC (the “Acquisition Assets”), which shall mature two years after the effective date of such Seller Note (the “Seller Note Maturity Date”), (b) extends the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date, and (c) restricts, until the Seller Note Maturity Date, the amount of dispositions and investments from the Company and certain of its subsidiaries into Cornell Dubilier, LLC and the acquired subsidiaries that constitute Acquisition Assets from exceeding $80.0 million in the aggregate. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of December 31, 2023, outstanding borrowings under the Credit Facility were $160.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 12. Borrowings to our Consolidated Financial Statements.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. At December 31, 2023, we have $97.7 million remaining that may yet be purchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2023, 2022, and 2021 we repurchased 2,851,604, 2,339,045, and 2,139,413 shares of common stock, respectively, for a total of $47.5 million, $44.0 million, and $44.5 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net cash flows provided by (used in):
Operating activities	$122.7	$86.3	$182.1
Investing activities	(141.6)	(32.7)	(129.6)
Financing activities	58.2	(73.2)	(131.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.1)	—
Net increase (decrease) in cash and cash equivalents	$39.1	$(20.7)	$(78.9)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities in 2023 as compared to 2022 is primarily due to a reduction in working capital and lower incentive compensation payments in 2023, partially offset by payments for previously accrued expenses, including lease and restructuring liabilities. In addition, after adjusting for non-cash expense items, net earnings were lower due primarily to an increase in professional fees. The favorable changes in working capital in 2023 were primarily driven by an increase in accounts payable and a reduction in inventories.

Investing Activities

Cash used in investing activities is primarily used for acquisitions and capital expenditures. The cash used in investing activities during 2023 was primarily driven by the acquisition of CD, partially offset by proceeds from the sale of certain machinery and equipment. The 2023 and 2022 capital expenditures supported product innovation and cost savings. Capital expenditures were lower in 2023 as compared to 2022.

Our 2023 and 2022 capital expenditures as a percentage of revenues were 2.4% and 4.2%, respectively. In 2024, we expect capital expenditures to be in the range of 3.0% to 4.0% of revenues. We expect to fund these capital expenditures through our existing cash balances and cash flows from operating activities.

Financing Activities

Cash provided by financing activities during 2023 is primarily related to the $115.0 million net borrowing of revolving credit facility, $47.5 million of repurchases of common stock, and the $6.2 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2022 was primarily related to the $44.0 million of repurchases of common stock, $25.0 million net repayment of revolving credit facility, and the $6.9 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $7.5 million from the exercise of options.

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow and free cash flow as a percentage of revenues. Free cash flow is calculated as cash flow provided by operating activities less capital expenditures. Our management believes these measures are useful in measuring our cash generated from operations that is available to repay debt, fund acquisitions, and repurchase Knowles’ common stock. Free cash flow and free cash flow as a percentage of revenues are not GAAP measures and may not be comparable to similarly titled measures used by other companies in our industry. As such, free cash flow and free cash flow as a percentage of revenues should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

Our PD segment is not typically subject to seasonality. Our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year, while our CMM segment, which serves the consumer electronics market, varies based on the timing of OEM product launches and can impact our quarterly revenues, earnings, and cash flow.

The following table reconciles our free cash flow to cash flow provided by operating activities:

(in millions)	Years Ended December 31,
Free Cash Flow	2023	2022	2021
Cash flow provided by operating activities	$122.7	$86.3	$182.1
Less: Capital expenditures	(16.9)	(32.1)	(48.6)
Free cash flow	$105.8	$54.2	$133.5
Free cash flow as a percentage of revenues	15.0%	7.1%	15.4%

In 2023, we generated free cash flow of $105.8 million, representing 15.0% of revenues, compared to free cash flow in 2022 of $54.2 million, representing 7.1% of revenues. The increase in free cash flow in 2023 compared to 2022 was primarily due to a reduction in working capital, lower incentive compensation payments in 2023, and a decrease in capital expenditures, partially offset by payments for previously accrued expenses and an increase in professional fees.

Contingent Obligations

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of its business. Legal contingencies are discussed in Note 15. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual obligations and commitments as of December 31, 2023 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$282.9	$50.0	$72.9	$160.0	$—
Operating leases (2)	14.5	5.5	5.7	3.1	0.2
Purchase obligations (3)	67.8	67.8	—	—	—
Finance leases (2)	2.3	1.6	0.6	0.1	—
Total obligations	$367.5	$124.9	$79.2	$163.2	$0.2

(1) Relates to the maturity of indebtedness under our New Credit Facility and the Seller Note; does not give effect to any early repayment of or future amounts which may be drawn under the New Credit Facility.

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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, the Philippine peso, and the Japanese yen. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our pre-tax earnings by approximately $17.2 million, excluding the impact of our hedging program. See Note 11. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2023, 2022, and 2021, Apple Inc. accounted for approximately 16%, 15%, and 16% of our total revenues, respectively. For the years ended December 31, 2023, WS Audiology A/S accounted for approximately 10% of our total revenues. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

Borrowings under our New Credit Facility are at variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of December 31, 2023 would increase our annual interest expense by approximately $2.7 million.

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

During the second quarter of 2022, the Company identified a triggering event requiring an interim impairment assessment for the CMM reporting unit, which resulted in a goodwill impairment charge of $239.8 million. This triggering event occurred due to the identification of a rapid decline in current demand and a reduction in the expected future growth rate for global consumer electronics, which resulted in reductions to forecasted revenue and terminal growth rates and profit margins. During the fourth quarter of 2022, the Company identified an additional triggering event requiring an impairment assessment of the CMM reporting unit, which resulted in a goodwill impairment charge of $231.1 million. This triggering event occurred due to the identification of further declines in forecasted demand for global consumer electronics in the near term, resulting in reductions to forecasted revenue and profit margins. In addition, the Company’s assumptions for weighted average cost of capital and income tax rates increased as a result of rising interest rates and not satisfying certain tax holiday conditions. No goodwill impairment charges were recorded during the years ended December 31, 2023 or 2021.

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

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units including due to the potential sale or restructuring of the CMM business, could trigger an impairment in the future.

As of December 31, 2023, the carrying value of goodwill was $540.7 million, of which $270.2 million relates to the CMM reporting unit. As of the 2023 fair value measurement date, the estimated fair value of the CMM reporting unit exceeded the carrying value by approximately 7%.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the evolving macroeconomic landscape. Changes in interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units.

Holding all other assumptions used in the 2023 fair value measurement constant, changes in the assumptions below would reduce fair value of the CMM reporting unit and result in impairment charges of approximately:

1% increase in the weighted-average cost of capital	$11.2
1% reduction in revenue growth	$8.8
1% reduction in EBITDA margin	$—
The MSA and PD reporting units comprised the remaining goodwill at December 31, 2023. As of the 2023 fair value measurement date the estimated fair value of each of these reporting units exceeded the carrying values by at least 180%. Excluding the CMM reporting unit, holding all other assumptions used in the 2023 fair value measurement constant, a 1% increase in the weighted-average cost of capital, a 1% reduction in revenue growth, or a 1% reduction in EBITDA margin assumption for our MSA and PD reporting units would not result in any impairment.

Other Intangible and Long-Lived Assets: Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. We recorded impairment charges of $4.0 million during the year ended December 31, 2021, related to facilities in our Intelligent Audio product line. Estimation of future cash flows requires judgment and actual results may differ from estimated amounts, which could result in impairment charges in the future. No impairment of other intangible or long-lived assets was recorded for the years ended December 31, 2023 and 2022.

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

At December 31, 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets for U.S. foreign tax credits and certain of our U.S. state tax attributes and determined that it was more likely than not that the deferred tax assets for these attributes would be realized. As a result, we recognized an income tax benefit of $15.1 million related to the reversal of our deferred tax asset valuation allowance during the fourth quarter of 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

44	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
47	Consolidated Statements of Earnings
48	Consolidated Statements of Comprehensive Earnings
49	Consolidated Balance Sheets
50	Consolidated Statements of Stockholders' Equity
51	Consolidated Statements of Cash Flows
52	Notes to Consolidated Financial Statements
89	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cornell Dubilier from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Cornell Dubilier from our audit of internal control over financial reporting. Cornell Dubilier is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 19.4% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill Impairment Assessment – Consumer MEMS Microphones (CMM) Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $540.7 million as of December 31, 2023, of which the goodwill associated with the CMM reporting unit was $270.2 million. Management performs the annual impairment assessment in the fourth quarter of each year on October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Fair value is estimated using a discounted cash flow model. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CMM reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the CMM reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, the terminal growth rate, profit margins, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the CMM reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the CMM reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue, the terminal growth rate, profit margins, and the weighted average cost of capital. Evaluating management’s assumptions related to forecasted revenue and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the CMM reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the terminal growth rate and weighted average cost of capital assumptions.

Acquisition of Cornell Dubilier - Valuation of Customer Relationships

As described in Note 3 to the consolidated financial statements, on November 1, 2023, the Company acquired all the issued and outstanding shares of Kaplan Electronics, Inc. and certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively “Cornell Dubilier”) for aggregate consideration of $259.8 million, which included customer relationships recorded at $82.7 million. The fair value for customer relationships was determined using the multi-period excess earnings method under the income approach. Significant assumptions used in assessing the fair value of customer relationships included forecasted revenue and terminal growth rates, profit margins, customer attrition rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Cornell Dubilier is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, profit margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue, profit margins, and discount rates. Evaluating management’s assumptions related to forecasted revenue and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Cornell Dubilier business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2024

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues	$707.6	$764.7	$868.1
Cost of goods sold	435.5	455.7	508.6
(Gain) loss on sale of fixed assets	(10.0)	0.5	—
Restructuring charges - cost of goods sold	(1.3)	32.2	—
Gross profit	283.4	276.3	359.5
Research and development expenses	78.5	81.7	92.8
Selling and administrative expenses	150.3	128.9	146.4
Impairment charges	—	470.9	4.0
Restructuring charges	3.5	9.6	0.5
Operating expenses	232.3	691.1	243.7
Operating earnings (loss)	51.1	(414.8)	115.8
Interest expense, net	5.4	3.9	14.2
Other expense (income), net	0.7	(0.5)	(3.0)
Earnings (loss) before income taxes and discontinued operations	45.0	(418.2)	104.6
(Benefit from) provision for income taxes	(27.4)	11.9	(45.6)
Earnings (loss) from continuing operations	72.4	(430.1)	150.2
Earnings from discontinued operations, net	—	—	0.2
Net earnings (loss)	$72.4	$(430.1)	$150.4

Earnings (loss) per share from continuing operations:
Basic	$0.80	$(4.69)	$1.63
Diluted	$0.79	$(4.69)	$1.59

Earnings per share from discontinued operations:
Basic	$—	$—	$—
Diluted	$—	$—	$—

Net earnings (loss) per share:
Basic	$0.80	$(4.69)	$1.63
Diluted	$0.79	$(4.69)	$1.59

Weighted-average common shares outstanding:
Basic	90.9	91.7	92.3
Diluted	91.6	91.7	94.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net earnings (loss)	$72.4	$(430.1)	$150.4

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(6.1)	(23.2)	(3.6)

Employee benefit plans:
Actuarial (losses) gains and prior service costs arising during period	(0.4)	0.3	4.3
Amortization or settlement of actuarial losses and prior service costs	0.5	0.5	0.7
Net change in employee benefit plans	0.1	0.8	5.0

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(3.9)	(2.8)	0.3
Net losses (gains) reclassified into earnings	2.2	3.5	(1.6)
Total cash flow hedges	(1.7)	0.7	(1.3)

Other comprehensive (loss) earnings, net of tax	(7.7)	(21.7)	0.1

Comprehensive earnings (loss)	$64.7	$(451.8)	$150.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$87.3	$48.2
Receivables, net of allowances of $0.2 and $1.1	135.3	134.7
Inventories, net	196.4	169.5
Prepaid and other current assets	9.8	10.0
Total current assets	428.8	362.4
Property, plant, and equipment, net	175.4	161.8
Goodwill	540.7	471.0
Intangible assets, net	189.4	85.1
Operating lease right-of-use assets	13.1	12.6
Other assets and deferred charges	115.4	91.0
Total assets	$1,462.8	$1,183.9

Current liabilities:
Current maturities of long-term debt	$47.1	$—
Accounts payable	51.3	41.4
Accrued compensation and employee benefits	33.0	26.9
Operating lease liabilities	5.1	8.4
Other accrued expenses	25.0	19.9
Federal and other taxes on income	3.1	2.5
Total current liabilities	164.6	99.1
Long-term debt	224.1	45.0
Deferred income taxes	0.7	0.9
Long-term operating lease liabilities	8.2	7.2
Other liabilities	31.1	38.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 97,297,703 and 89,092,871 shares issued and outstanding at December 31, 2023, respectively, and 96,431,604 and 91,078,376 shares issued and outstanding at December 31, 2022, respectively	1.0	1.0
Treasury stock - at cost; 8,204,832 and 5,353,228 shares at December 31, 2023 and 2022, respectively	(151.2)	(103.3)
Additional paid-in capital	1,689.9	1,665.5
Accumulated deficit	(375.8)	(448.2)
Accumulated other comprehensive loss	(129.8)	(122.1)
Total stockholders' equity	1,034.1	992.9
Total liabilities and stockholders' equity	$1,462.8	$1,183.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2021	92,689,912	$0.9	(1,078,363)	$(16.2)	$1,587.8	$(168.5)	$(100.5)	$1,303.5

Net earnings	—	—	—	—	—	150.4	—	150.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock	—	—	(2,139,413)	(44.5)	—	—	—	(44.5)
Stock-based compensation expense	—	—	—	—	32.1	—	—	32.1
Exercise of stock options	1,540,314	0.1	—	—	25.5	—	—	25.6
Conversion of convertible senior notes	—	—	363,579	5.9	(5.9)	—	—	—
Exercise of convertible note hedges	—	—	(363,601)	(7.6)	7.6	—	—	—
Restricted and performance stock unit settlement, net of tax	882,552	—	—	—	(7.7)	—	—	(7.7)
Balance at December 31, 2021	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5

Net loss	—	—	—	—	—	(430.1)	—	(430.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21.7)	(21.7)
Repurchase of common stock	—	—	(2,339,045)	(44.0)	—	—	—	(44.0)
Stock-based compensation expense	—	—	—	—	28.6	—	—	28.6
Exercise of stock options	643,911	—	—	—	7.5	—	—	7.5
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	674,915	—	—	—	(6.9)	—	—	(6.9)
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9

Net earnings	—	—	—	—	—	72.4	—	72.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.7)	(7.7)
Repurchase of common stock	—	—	(2,851,604)	(47.5)	—	—	—	(47.5)
Excise tax on repurchase of common stock	—	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation expense	—	—	—	—	29.0	—	—	29.0
Exercise of stock options	195,170	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	670,929	—	—	—	(6.2)	—	—	(6.2)
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net earnings (loss)	$72.4	$(430.1)	$150.4
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	46.5	53.9	62.5
Stock-based compensation	29.0	28.6	32.1
Impairment charges	—	470.9	4.0
Non-cash restructuring charges	(1.8)	13.5	—
Non-cash interest expense and amortization of debt issuance costs	2.0	0.7	8.0
Deferred income taxes	(40.3)	1.6	(61.2)
(Gain) loss on sale or disposal of fixed assets	(10.0)	0.5	—
Other, net	(0.9)	(5.9)	—
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	12.7	11.1	(12.3)
Inventories, net	11.5	(22.8)	(20.7)
Prepaid and other current assets	(0.4)	2.0	(2.9)
Accounts payable	6.2	(41.2)	17.2
Accrued compensation and employee benefits	4.0	(15.0)	11.9
Other accrued expenses	(2.0)	(0.3)	1.8
Accrued taxes	(0.4)	1.3	(1.1)
Other non-current assets and non-current liabilities	(5.8)	17.5	(7.6)
Net cash provided by operating activities	122.7	86.3	182.1

Investing Activities
Acquisitions of businesses (net of cash acquired)	(136.9)	(0.7)	(78.5)
Acquisition of asset	(0.3)	—	—
Capital expenditures	(16.9)	(32.1)	(48.6)
Proceeds from the sale of property, plant, and equipment	12.5	0.1	0.6
Purchase of investments	(0.4)	(0.4)	(3.5)
Proceeds from the sale of investments	0.4	0.4	0.4
Net cash used in investing activities	(141.6)	(32.7)	(129.6)

Financing Activities
Borrowings under revolving credit facility	150.0	23.0	70.0
Payments under revolving credit facility	(35.0)	(48.0)	—
Principal payments on convertible senior notes	—	—	(172.5)
Repurchase of common stock	(47.5)	(44.0)	(44.5)
Tax on stock option exercises and restricted and performance stock unit vesting	(6.2)	(6.9)	(7.7)
Proceeds from exercise of stock-based awards	1.6	7.5	25.6
Payments of debt issuance costs	(2.2)	—	—
Payments of finance lease obligations	(2.5)	(4.8)	(2.3)
Net cash provided by (used in) financing activities	58.2	(73.2)	(131.4)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.1)	—

Net increase (decrease) in cash and cash equivalents	39.1	(20.7)	(78.9)
Cash and cash equivalents at beginning of period	48.2	68.9	147.8
Cash and cash equivalents at end of period	$87.3	$48.2	$68.9

Supplemental information - cash paid during the year for:
Income taxes	$10.6	$6.2	$16.1
Interest	$5.4	$3.6	$7.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider high performance capacitors and radio frequency ("RF") products, balanced armature speakers, advanced micro-acoustic microphones, and audio solutions, serving the medtech, defense, electric vehicle, industrial, communications, and consumer electronics markets. The Company uses its leading position in SiSonicTM micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience across consumer applications. Knowles is also a leader in hearing health acoustics, high performance capacitors, and RF solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, and global operational expertise, enable the Company to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On November 1, 2023, we completed the acquisition of Cornell Dubilier ("CD"), a manufacturer of film, electrolytic, and mica capacitors used in medtech, military, and industrial electrification applications. On May 3, 2021, the Company acquired all of the outstanding shares of common stock of Integrated Microwave Corporation ("IMC"), a manufacturer of RF filters. Both acquisitions were integrated into the Precision Devices segment. See Note 3. Acquisitions for additional information related to these transactions.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100 million of the Company's common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2023, 2022, and 2021, we repurchased 2,851,604, 2,339,045, and 2,139,413 shares of common stock, respectively, for a total of $47.5 million, $44.0 million, and $44.5 million, respectively.

Financial Statement Presentation - The Consolidated Financial Statements included in this Annual Report on Form 10-K are presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, inventory reserves, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, changes in tax laws, and contingencies. Management uses historical experience and all available information to make these estimates. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

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

Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units - Precision Devices ("PD"), MedTech & Specialty Audio ("MSA"), and Consumer MEMS Microphones ("CMM.") The goodwill balances associated with PD, MSA, and CMM were $132.8 million, $137.7 million, and $270.2 million, respectively, as of December 31, 2023. As discussed in Note 18. Segment Information, in the fourth quarter of 2022, the Company determined that each of its three operating segments represents a single reportable segment (compared to the two reportable segments disclosed previously). The Company had no change in its reporting units as a result of the change in its reportable segments.

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

For the impairment testing conducted as of October 1, 2023, the fair value of the PD and MSA reporting units exceeded their carrying values by at least 180% and the fair value of the CMM reporting unit exceeded its carrying value by approximately 7%. The CMM reporting unit recorded goodwill impairment charges totaling $470.9 million for the year ended December 31, 2022 (see Note 4. Impairment Charges). No goodwill impairment charges were recorded for any reporting unit for the years ended December 31, 2023 or 2021.

Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units including due to the potential sale or restructuring of the CMM business, could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived trademarks was indicated for the years ended December 31, 2023, 2022, or 2021.

See Note 7. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, and trademarks, which are amortized over estimated useful lives typically ranging from 5 to 15 years.

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

The Company recorded impairment charges for its long-lived assets of $4.0 million during the year ended December 31, 2021. There were no impairments of long-lived assets recorded during the years ended December 31, 2023 and 2022. See Note 4. Impairment Charges for additional details.

Other Assets and Deferred Charges - Investments in mutual funds of $6.2 million and $5.0 million are included in Other assets and deferred charges as of December 31, 2023 and 2022, respectively. These investments are carried at fair value based on quoted prices for identical assets in active markets, resulting in classification within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net. Other assets and deferred charges also include non-current deferred tax assets.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated using weighted-average exchange rates. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2023 and 2022, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.8 million, $4.4 million, and $5.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Returns and allowances totaled $4.3 million, $7.1 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Receivables, net from contracts with customers were $129.2 million and $125.7 million as of December 31, 2023 and 2022, respectively. See Note 18. Segment Information for disclosures regarding the disaggregation of revenues.

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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable were $1.1 million at both December 31, 2023 and 2022, and $5.4 million at December 31, 2021. These non-cash amounts are not reflected as Capital expenditures within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

The Company completed an asset acquisition in 2023 for a total purchase price of approximately $2.0 million, including contingent consideration with an estimated fair value of $1.7 million. This non-cash amount is not reflected in “Acquisition of asset” within Investing Activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2023. See also Note 7. Goodwill and Other Intangible Assets.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07 to expand reportable segment disclosure requirements. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. All annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280 must also be disclosed in interim periods. Additionally, this standard requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This standard is effective for the Company beginning with its annual reporting for the year ended December 31, 2024 and its interim reporting for the three months ended March 31, 2025. Early adoption is permitted. The standard requires adoption on a retrospective basis for all prior periods presented in the financial statements. The Company does not expect the adoption of this standard to have a significant impact upon the financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency of income tax disclosures. This guidance requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes and the judgment used in categorizing the reconciling items. This guidance also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by those individual jurisdictions equal to or greater than 5 percent of the total. This standard is effective for the Company for its annual reporting for the year ended December 31, 2025. Early adoption is permitted. The standard requires adoption on a prospective basis, although retrospective adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact upon the financial statements.

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company's businesses.

On July 7, 2016, the Company completed the sale of its speaker and receiver product line (“Speaker and Receiver Product Line”) for $45.0 million in cash, less purchase price adjustments for a net amount received of $40.6 million.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations and financial positions of the Speaker and Receiver Product Line have been reclassified to discontinued operations for all periods presented as these disposals represent strategic shifts that had a major effect on the Company's results of operations.

During the year ended December 31, 2021, the Company recorded tax benefits for refunds of $0.2 million received during 2021 related to the Speaker and Receiver Product Line.

3. Acquisitions

Cornell Dubilier

On November 1, 2023, the Company acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. This purchase price of $246.8 million consisted of $136.9 million in cash payments and an interest-free seller note (the “Seller Note”) with a fair value of $109.9 million. The Seller Note consists of aggregate principal amounts of $122.9 million with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025 and is secured by certain assets (including equity interests) acquired in connection with the acquisition (see also Note 12. Borrowings). During the year ended December 31, 2023, the Company incurred costs related to this transaction totaling $7.8 million, which are reflected within "Selling and administrative expenses" in the Consolidated Statement of Earnings.

CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under Accounting Standards Codification 805. The Company has substantially completed the purchase price allocation for the acquisition of CD. As additional information is obtained about the net assets acquired within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of the purchase price allocation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below represents a preliminary allocation of the purchase price to net assets acquired as of November 1, 2023:

(in millions)
Receivables	$13.4
Inventories	41.6
Property, plant, and equipment	31.8
Customer relationships	82.7
Developed technology	19.1
Trademarks	14.0
Operating lease right-of-use assets	3.4
Other assets and deferred charges	1.0
Goodwill	69.6
Current liabilities assumed	(11.3)
Deferred income taxes	(15.8)
Long-term operating lease liabilities	(2.7)
Total purchase price	$246.8
The fair value for customer relationships was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of expected future cash flows less charges representing the contribution of other assets to those cash flows. The fair value for developed technology and trademarks was determined using the relief from royalty method under the income approach. The fair value measurements of the intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of customer relationships, developed technology, and trademarks include forecasted revenue and terminal growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. The weighted-average discount rates applied to expected future cash flows to reflect the risks related to intangible assets identified in connection with the CD acquisition were as follows:

Customer relationships	22.8%
Developed technology	20.2%
Trademarks	20.1%

The customer relationships, developed technology, and trademarks identified will be amortized on a straight-line basis over their estimated useful lives. The weighted-average useful lives assigned to these assets were as follows:

Customer relationships	10 years
Developed technology	9 years
Trademarks	14 years

The excess of the total purchase price over the total fair value of the identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to synergies expected to be realized on this transaction and the assembled workforce. Of the total goodwill of $69.6 million recognized for this transaction, approximately $26.8 million is tax deductible. All goodwill related to CD has been allocated to the PD segment, which is the segment expected to benefit from the acquisition.

The Company believes the fair values assigned to intangible assets are based on reasonable assumptions and estimates that approximate the amounts a market participant would pay for these intangible assets as of the acquisition date. Actual results could differ materially from these estimates.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact of CD Acquisition and Pro-Forma Summary

Included in the Consolidated Statements of Earnings are CD’s revenues and loss before income taxes of $20.2 million and $1.1 million, respectively, from the date of acquisition through December 31, 2023. The $1.1 million loss before income taxes includes employee retention and intangible asset amortization expense of $1.0 million and $1.6 million, respectively.

The following unaudited pro-forma summary presents consolidated financial information as if CD had been acquired on January 1, 2022. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and CD. The pro-forma earnings are adjusted to reflect the comparable impact of depreciation and amortization expense resulting from the fair value measurement of tangible and intangible assets, nonrecurring deal-related costs, employee retention, inventory step-up charges, and interest expense on borrowings to fund the acquisition.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2022. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

	Years Ended December 31,
(in millions)	2023	2022
Revenues:
As reported	$707.6	$764.7
Pro-forma	815.9	915.8
Earnings from continuing operations:
As reported	$72.4	$(430.1)
Pro-forma	69.8	(445.8)
Basic earnings per share from continuing operations:
As reported	$0.80	$(4.69)
Pro-forma	0.77	(4.86)
Diluted earnings per share from continuing operations:
As reported	$0.79	$(4.69)
Pro-forma	0.76	(4.86)

Integrated Microwave Corporation

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
The table below represents the allocation of the purchase price to net assets acquired as of May 3, 2021:

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, during the fourth quarter of 2022, the Company identified another triggering event requiring an impairment assessment of the CMM reporting unit, which resulted in a goodwill impairment charge of $231.1 million. This triggering event occurred due to the identification of further declines in forecasted demand for global consumer electronics, resulting in reductions to forecasted revenue and profit margins. In addition, the Company’s assumptions for weighted average cost of capital and income tax rates increased as a result of rising interest rates and not satisfying certain tax holiday conditions. The goodwill impairment charges are presented within Impairment charges in Operating expenses on the Consolidated Statements of Earnings. No goodwill impairment charges were recorded during the years ended December 31, 2023 or 2021.

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

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and changes in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units, including as a result of our strategic alternative review, could trigger an impairment in the future.

Long-Lived Asset Impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company vacated its leased facility in Mountain View, California, resulting in its classification as a separate asset group. This facility was previously used by the Intelligent Audio product line, which is included within the CMM segment. Based on an assessment of market conditions, in particular the impact of the COVID-19 pandemic, the Company determined that the carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds. The fair value of the operating lease right-of-use asset was determined by an estimate of discounted future cash flows that included estimated sublease proceeds and the determination of an appropriate discount rate based on market participant assumptions. The fair value measurements of operating lease right-of-use assets are based on significant unobservable inputs, and thus represent Level 3 inputs. During the third quarter of 2021, the Company determined that the remaining carrying amount of the asset group was not recoverable through undiscounted future cash flows, which included estimated sublease proceeds, due to the prolonged impact of the COVID-19 pandemic on market conditions. Based on the excess of the carrying amount of the asset group over its fair value, the Company recorded an impairment loss of $3.2 million within Impairment charges in Operating expenses during the year ended December 31, 2021.

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

If actual results differ from estimated amounts, additional impairment charges may be recorded in the future.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Inventories, net

The following table details the major components of inventories, net:

(in millions)	December 31, 2023	December 31, 2022
Raw materials	$140.3	$116.1
Work in progress	36.7	28.3
Finished goods	63.0	62.8
Subtotal	240.0	207.2
Less reserves	(43.6)	(37.7)
Total	$196.4	$169.5

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2023	December 31, 2022
Land	$14.3	$12.5
Buildings and improvements	122.5	114.6
Machinery, equipment, and other	518.2	531.2
Subtotal	655.0	658.3
Less accumulated depreciation	(479.6)	(496.5)
Total	$175.4	$161.8

Depreciation expense totaled $33.0 million, $41.7 million, and $46.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in the second quarter of 2023. The Company transferred control of assets with a fair value of approximately $11.2 million to the buyer during the year ended December 31, 2023, resulting in a gain on sale of approximately $11.0 million. These gains on sale are reflected in the Consolidated Statements of Earnings as follows:

(in millions)	Year Ended December 31, 2023
Gain on sale of fixed assets	$(10.0)
Restructuring charges - cost of goods sold	(1.0)
Total	$(11.0)
See also Note 10. Restructuring and Related Activities.

The Company has deferred the remaining sale proceeds related to this agreement of approximately $0.2 million until it completes the transfer of control of the remaining assets to the buyer. This liability is included in "Other accrued expenses" on the Consolidated Balance Sheet as of December 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Consumer MEMS Microphones	Total
Balance at January 1, 2022	$62.5	$137.7	$741.1	$941.3
Impairment charges (1)	—	—	(470.9)	(470.9)
Purchase price adjustment	0.7	—	—	0.7
Foreign currency translation	—	—	(0.1)	(0.1)
Balance at December 31, 2022	63.2	137.7	270.1	471.0
Acquisition	69.6	—	—	69.6
Foreign currency translation	—	—	0.1	0.1
Balance at December 31, 2023	$132.8	$137.7	$270.2	$540.7
(1) During the year ended December 31, 2022 the Company recorded total goodwill impairment charges of $470.9 million. See Note 4. Impairment Charges for more information.

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2023		December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$16.0	$1.2	$2.0	$0.8
Customer relationships	121.1	16.0	36.4	10.3
Developed technology	64.5	27.4	45.4	20.1
Other	2.4	2.0	2.4	1.9
Total	204.0	46.6	86.2	33.1
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$189.4		$85.1

In connection with the acquisition of CD in 2023, the Company recognized customer relationships of $82.7 million, developed technology of $19.1 million, and trademarks of $14.0 million. See also Note 3. Acquisitions.

The Company completed an asset acquisition in 2023. In connection with this acquisition, the Company recognized customer relationships with a fair value of approximately $2.0 million, reflecting cash paid of $0.3 million and contingent consideration with an estimated fair value of $1.7 million. These customer relationships have an estimated useful life of 7 years.

As of December 31, 2023, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 13.8 years, customer relationships at 9.1 years, developed technology at 6.5 years, and other at 7.3 years. The weighted average remaining useful life in total for all amortizable intangible assets was 8.9 years as of December 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total amortization expense for the years ended December 31, 2023, 2022, and 2021 was $13.5 million, $12.2 million, and $15.9 million, respectively. Amortization expense for the next five years and thereafter, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
2024	$23.1
2025	22.5
2026	16.6
2027	16.6
2028	15.8
2029 and thereafter	62.8
Total	$157.4

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

The following table details the components of lease cost:

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost (1)	$7.9	$8.2	$9.9
Finance lease cost:
Amortization of right-of-use assets	2.3	2.3	2.3
Interest on lease liabilities	0.2	0.3	0.4
Sublease income	(3.3)	(3.5)	(3.0)
Total lease cost	$7.1	$7.3	$9.6
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

The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2023	December 31, 2022
Finance lease right-of-use assets	Property, plant, and equipment, net	$3.4	$5.3

Current finance lease liabilities	Other accrued expenses	$1.6	$2.5
Long-term finance lease liabilities	Other liabilities	0.6	1.4
Total finance lease liabilities		$2.2	$3.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents supplemental cash flow information related to leases:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.1	$12.4	$10.2
Operating cash flows from finance leases	0.2	0.3	0.4
Financing cash flows from finance leases	2.5	4.8	2.3
Lease liabilities arising from obtaining right-of-use assets:(2)
Operating leases	$2.6	$2.0	$6.5
Finance leases	0.7	0.4	0.3
(2) Does not include operating lease liabilities of $3.4 million and finance lease liabilities of $0.1 million obtained in the acquisition of CD. See Note 3. Acquisitions for more information.

The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	3.3	2.5
Finance leases	2.5	2.2
Weighted-average discount rate:
Operating leases	5.0%	3.4%
Finance leases	5.6%	5.3%

The following table details maturities of lease liabilities as of December 31, 2023:

(in millions)	Operating Leases	Finance Leases
2024	$5.5	$1.6
2025	3.3	0.4
2026	2.4	0.2
2027	2.1	0.1
2028	1.0	—
2029 and thereafter	0.2	—
Total lease payments	14.5	2.3
Less interest	(1.2)	(0.1)
Present value of lease liabilities	$13.3	$2.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2023	December 31, 2022
Restructuring and exit costs	$8.5	$4.0
Sales volume rebates	3.6	4.0
Accrued taxes other than income taxes	2.4	1.8
Accrued insurance	2.0	1.6
Current finance lease liabilities	1.6	2.5
Current hedging liability	0.7	0.8
Warranty	0.7	0.4
Other	5.5	4.8
Total	$25.0	$19.9

The following table details the major components of other liabilities:

(in millions)	December 31, 2023	December 31, 2022
Deferred compensation, including defined benefit plans	$13.6	$12.9
Restructuring and exit costs	10.7	18.7
Unrecognized tax benefits	2.3	2.5
Unearned/deferred revenue	1.7	2.5
Long-term finance lease liabilities	0.6	1.4
Long-term hedging liability	0.4	—
Other	1.8	0.8
Total	$31.1	$38.8

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Beginning balance, January 1	$0.4	$0.5	$0.4
Provision for warranties	0.5	0.6	1.0
Settlements made	(0.4)	(0.5)	(0.9)
Other adjustments, including currency translation (1)	0.2	(0.2)	—
Ending balance, December 31	$0.7	$0.4	$0.5
(1) Other activity during 2023 includes $0.3 million of reserves assumed by the Company with the acquisition of CD within the PD segment.

10. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2023, the Company recorded restructuring charges within the PD segment of $2.5 million for severance pay and benefits related to headcount reductions and for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations. The Company also recorded $1.4 million for severance pay and benefits related to headcount reductions within the Consumer MEMS Microphones segment and $0.8 million for Corporate charges during the year ended December 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company recorded gains of $1.0 million for the sale of certain machinery and equipment that was previously written off through restructuring charges within the Consumer MEMS Microphones segment. The Company also recorded a $1.5 million reversal of restructuring charges within the Consumer MEMS Microphones segment as a result of changes in estimates.

The Company recorded a $1.3 million credit for the aforementioned restructuring charges within Gross profit and the remaining $3.5 million of expense within Operating expenses for the year ended December 31, 2023.

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

The Company recognized $32.2 million of the aforementioned restructuring charges within Gross profit and the remaining $9.6 million within Operating expenses for year ended December 31, 2022.

During the year ended December 31, 2021, the Company recorded restructuring charges within Operating expenses of $0.5 million. These charges were primarily for actions associated with the Intelligent Audio product line, which is included within the CMM segment.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2023	2022	2021
Precision Devices	$2.5	$—	$0.1
MedTech & Specialty Audio	—	—	0.1
Consumer MEMS Microphones	(1.1)	41.2	0.3
Corporate	0.8	0.6	—
Total	$2.2	$41.8	$0.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at January 1, 2021	$1.9	$0.7	$2.6
Restructuring charges	0.5	—	0.5
Payments	(2.0)	(0.7)	(2.7)
Balance at December 31, 2021	0.4	—	0.4
Restructuring charges	6.6	35.2	41.8
Payments	(6.2)	(1.6)	(7.8)
Other, including foreign currency (1)	0.1	(11.8)	(11.7)
Balance at December 31, 2022	0.9	21.8	22.7
Restructuring charges	4.7	(2.5)	2.2
Payments	(4.3)	(3.1)	(7.4)
Other, including foreign currency (2)	1.1	0.6	1.7
Balance at December 31, 2023	$2.4	$16.8	$19.2
(1) Other activity during 2022 includes the non-cash disposal of fixed assets of $13.5 million within the MEMS microphones product line.
(2) Other activity during 2023 includes $1.1 million of reserves assumed by the Company with the acquisition of CD within the PD segment.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2023	December 31, 2022
Other accrued expenses	$8.5	$4.0
Other liabilities	10.7	18.7
Total	$19.2	$22.7

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

To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted funding needs, which are generally expected to occur within the next twelve months and are denominated in currencies other than the U.S. dollar. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows and non-U.S. dollar net cash outflows will be adversely affected by changes in foreign currency exchange rates. At December 31, 2023 and 2022, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, Philippine peso, and Japanese yen, was $49.2 million and $68.0 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within the Cost of goods sold line on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other (income) expense, net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2023 and 2022, the notional value of the derivatives related to economic hedging was $111.7 million and $86.3 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.4	$1.1
Cash flow hedges	Foreign exchange contracts	Other assets and deferred charges	—	1.3
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(0.7)	(0.8)
Cash flow hedges	Foreign exchange contracts	Other liabilities	(0.4)	—

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.1	0.6
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	—

The pre-tax amount of unrealized (loss) gain recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2023	2022	2021
Cash flow hedges	Foreign exchange contracts	$(5.0)	$(3.4)	$0.5

The table above excludes a tax benefit of $1.1 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and tax expense of $0.2 million for the year ended December 31, 2021.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2023		2022		2021
Hedge Type	Contract Type	Cost of goods sold	Other expense (income), net	Cost of goods sold	Other expense (income), net	Cost of goods sold	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$435.5	$0.7	$455.7	$(0.5)	$508.6	$(3.0)

Effect of derivatives designated as hedging instruments
Amount of loss (gain) reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	2.7	—	4.5	—	(2.1)	—

Effect of derivatives not designated as hedging instruments
Amount of loss (gain) recognized in earnings:
Economic hedges	Foreign exchange contracts	—	3.3	—	1.0	—	(1.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Borrowings

Borrowings (net of debt issuance costs, debt discount, and amortization) consist of the following:

(in millions)	December 31, 2023	December 31, 2022
$400.0 million Revolving Credit Facility	$160.0	$45.0
Seller Note	111.2	—
Total	271.2	45.0
Less current maturities of Seller Note	47.1	—
Total long-term debt	$224.1	$45.0

Total debt principal payments over the next five years are as follows:

(in millions)
2024	$50.0
2025	72.9
2026	—
2027	—
2028	160.0

Revolving Credit Facility

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

On September 25, 2023, the Company amended its A&R Credit Agreement to, among other things, (a) permit the Company in connection with the acquisition of CD, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of $122.9 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Cornell Dubilier, LLC (the “Acquisition Assets”), which shall mature two years after the effective date of such Seller Note (the “Seller Note Maturity Date”), (b) extends the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date, and (c) restricts, until the Seller Note Maturity Date, the amount of dispositions and investments from the Company and certain of its subsidiaries into Cornell Dubilier, LLC and the acquired subsidiaries that constitute Acquisition Assets from exceeding $80.0 million in the aggregate. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

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
The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At December 31, 2023, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 Credit Facility was 6.55%, 3.21%, and 2.25% for the years ended December 31, 2023, 2022, and 2021, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.23% for the years ended December 31, 2023 and 2022 and 0.26% for the years ended December 31, 2021.

Seller Note

On November 1, 2023, the Company completed the acquisition of CD for a total purchase price of $246.8 million. This acquisition was funded by borrowings on the Revolving Credit Facility and an interest-free note from the seller with aggregate principal payments of $122.9 million (the "Seller Note"). The Seller Note is due and payable in cash with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025. On the acquisition date, the Company recorded the Seller Note at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company recognized imputed interest expense on the Seller Note of approximately $1.3 million for the year ended December 31, 2023.

The Seller Note is secured by certain assets (including equity interest) acquired in connection with the acquisition. The Seller Note includes Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC as borrowers, which jointly and severally agree to pay James P. Kaplan, as representative of the sellers of Cornell Dubilier, the principal amount of $122.9 million as described above. The Seller Note is not interest-bearing except at such time as an event of default has occurred, upon which and during the continuance of an event of default, all overdue principal will accrue interest at 2.0% per annum plus the SOFR-based rate otherwise applicable under the Company’s existing credit facility. The Seller Note is subject to customary conditions and events of default and the secured nature of the Seller Note is supported by a Security Agreement.

Interest expense and interest income for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Interest expense	$7.4	$4.3	$14.4
Interest income	(2.0)	(0.4)	(0.2)
Interest expense, net	$5.4	$3.9	$14.2

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

13. Income Taxes

The components of earnings (loss) before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2023	2022	2021
Domestic	$(120.4)	$(410.1)	$15.5
Foreign	165.4	(8.1)	89.1
Total earnings (loss) before income taxes and discontinued operations	$45.0	$(418.2)	$104.6

Income tax (benefit) expense for the years ended December 31, 2023, 2022, and 2021 is comprised of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current:
U.S. Federal	$1.8	$1.2	$0.4
State and local	0.3	0.6	0.3
Foreign	12.1	5.5	14.8
Total current tax expense	$14.2	$7.3	$15.5
Deferred:
U.S. Federal	$(39.9)	$3.0	$(57.1)
State and local	(2.5)	(0.3)	(2.6)
Foreign	0.8	1.9	(1.4)
Total deferred tax (benefit) expense	(41.6)	4.6	(61.1)
Total income tax (benefit) expense	$(27.4)	$11.9	$(45.6)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of income tax (benefit) expense at the U.S. Federal income tax rate to the Company’s actual income tax (benefit) expense was as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at U.S. federal statutory income tax rate	$9.4	$(87.8)	$22.0
State and local taxes, net of Federal income tax benefit	(2.1)	0.6	0.3
Foreign operations tax effect	4.2	6.4	3.5
Research and experimentation tax credits	(2.9)	(3.4)	(4.0)
Valuation allowance	(14.4)	0.8	(59.7)
Tax incentives	(1.7)	(1.3)	(1.2)
Tax contingencies	(0.2)	(1.1)	0.6
Tax holiday	(0.8)	(0.4)	(10.6)
Foreign taxes	0.2	1.1	1.0
Non-deductible and non-taxable interest	(1.5)	0.2	(0.2)
Stock-based compensation	3.7	1.8	5.1
Impact of intangible property transfers	(26.6)	—	—
Other, principally non-tax deductible items	1.6	2.5	1.3
Goodwill impairment	—	90.6	—
Global low tax and foreign derived intangible income	4.3	0.1	(2.5)
Foreign currency adjustments	—	—	(0.7)
Prior period items	(0.6)	1.8	(0.5)
Total income tax (benefit) expense	$(27.4)	$11.9	$(45.6)

The Company’s effective tax rate has been favorably impacted by three tax holidays – two holidays granted to us by Malaysia, one which would have been effective through December 31, 2026 and the other which expired on July 31, 2021, and a tax holiday granted by China (the “Hi-Tech Rate”). Each of the tax holidays is subject to the Company’s satisfaction of certain conditions. As a result of the rapid decline in current demand for global consumer electronics during 2022, we did not satisfy all of the conditions of our tax holiday in Malaysia that was in effect January 1, 2022. As such, we are not including this tax holiday benefit in our 2023 or 2022 effective tax rate. Our 2021 effective tax rate includes the benefit for the Malaysian tax holidays that were in effect during 2021.

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

The continuing operations benefit of incentives for the years ending December 31, 2023, 2022, and 2021 is estimated to be $1.1 million, $0.8 million, and $10.7 million, respectively. The continuing operations benefit of tax holidays on a basic per share basis for the years ending December 31, 2023 and 2022 was $0.01. The continuing operations benefit of tax holidays on a basic per share basis for the years ending December 31, 2021 was $0.12.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$13.2	$11.0
Accrued expenses	5.2	4.4
Accrued interest	0.4	1.5
Net operating loss and other carryforwards	67.4	68.0
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	8.2	8.2
Unremitted earnings of non-U.S. subsidiaries	0.7	2.0
Intangible assets, principally due to different tax and financial reporting bases	23.3	6.9
Plant and equipment, principally due to differences in depreciation	10.0	13.8
Total gross deferred tax assets	128.4	115.8
Valuation allowance	(25.5)	(39.7)
Total deferred tax assets	$102.9	$76.1

Deferred tax liabilities:
Other liabilities	$(4.0)	$(2.2)
Total gross deferred tax liabilities	(4.0)	(2.2)
Net deferred tax asset	$98.9	$73.9

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$99.6	$74.8
Deferred income taxes (non-current deferred tax liabilities)	(0.7)	(0.9)
Net deferred tax asset	$98.9	$73.9

The Company recorded valuation allowances of $25.5 million and $39.7 million at December 31, 2023 and 2022, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. At December 31, 2023, we recognized an income tax benefit of $15.1 million related to the reversal of the deferred tax asset valuation allowance on our U.S. foreign tax credits and certain U.S. state tax attributes. The Company routinely reviews the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies, and projected future taxable income. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

At December 31, 2023, the Company had $3.8 million of U.S. federal net operating losses that are available, of which $2.1 million will expire in the next 6 to 10 years, and of which $1.7 million will expire in the next 11 to 20 years. There are $3.2 million of domestic State net operating losses that are available between 2027 and 2043. There are $5.2 million of non-U.S. net operating loss carryforwards, of which $0.3 million will expire in the next 5 years; $4.1 million will expire in the next 11 to 20 years; $0.7 million can be carried forward indefinitely; and $0.1 million is a capital loss carried forward indefinitely.

The Company has $24.3 million of U.S. federal research and development credits that begin to expire in 2024 and $15.1 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $15.7 million of state credits, of which $2.0 million will expire between 2024 and 2038 if unused, and $13.7 million can be carried forward indefinitely.

As of December 31, 2023, the Company has approximately $1.4 billion of undistributed earnings in its foreign subsidiaries. Approximately $0.3 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company has not provided for deferred taxes on approximately $1.1 billion of undistributed earnings from non-U.S. subsidiaries which are indefinitely reinvested in operations. If these earnings were distributed, they would likely not be subject to U.S. federal income tax because they were previously taxed under the Tax Reform Act. We would likely be required to accrue and pay U.S. state and local taxes and withholding taxes payable to various countries. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2023, 2022, and 2021, the Company recorded interest expense resulting in insignificant balances. The Company recorded penalty expense during the years ended December 31, 2022, and 2021 resulting in accrued penalties of $0.1 million, and $0.3 million, respectively, which were included in Other liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recorded no penalty expense

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. For tax years before 2020, the Company is no longer subject to U.S. federal income tax examination. For tax years before 2016, the Company’s Malaysian principal subsidiary is no longer subject to examination. Included in the balance of total unrecognized tax benefits at December 31, 2023 are potential benefits of $2.3 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

Unrecognized tax benefits at January 1, 2021	$10.2
Reductions for tax positions of prior years	(0.3)
Settlements	(0.4)
Unrecognized tax benefits at December 31, 2021	$9.5
Reductions as a result of a lapse in statute of limitations	(1.3)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2022	$8.1
Reductions as a result of a lapse in statute of limitations	(0.3)
Foreign exchange fluctuations	0.2
Unrecognized tax benefits at December 31, 2023	$8.0

14. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 16.1 million, of which 7.1 million were available for future awards at December 31, 2023.

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2023	2022	2021
Pre-tax stock-based compensation expense
Cost of goods sold	$2.1	$1.6	$1.6
Research and development expenses	5.9	5.6	5.5
Selling and administrative expenses	21.0	21.4	25.0
Total pre-tax stock-based compensation expense	29.0	28.6	32.1
Tax benefit	3.3	4.4	5.1
Total stock-based compensation expense, net of tax	$25.7	$24.2	$27.0

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
Stock Options and SSARs

The fair value of stock options granted by the Company was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. No stock options were granted during the year ended December 31, 2023.

	Years Ended December 31,
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

The exercise price per share for the stock options granted by the Company was equal to the closing price of Knowles' stock on the NYSE on the date of the grant. The period during which options granted by the Company were exercisable was fixed by Knowles' Compensation Committee of the Board of Directors at the time of grant. Generally, stock options vest one-third on each of the first three anniversaries of the grant date and expire seven years from the grant date.

The following table summarizes the Company's stock-settled stock appreciation right ("SSAR") and stock option activity for the year ended December 31, 2023.

	SSARs				Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2022	223,564	$23.92			2,703,424	$16.28
Exercised	—	—			(536,771)	12.47
Forfeited	—	—			(12,684)	20.97
Expired	(223,564)	23.92			(49,613)	19.49
Outstanding at December 31, 2023	—	$—	$—	0.0	2,104,356	$17.15	$3.3	2.3

Exercisable at December 31, 2023	—	$—	$—	0.0	1,947,845	$16.84	$3.3	2.0

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on December 31, 2023 and the exercise price of each SSAR and stock option, multiplied by the number of in-the-money awards.

There was no unrecognized compensation expense related to SSARs at December 31, 2023. Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2023 was $0.4 million. This cost is expected to be recognized over a weighted-average period of 0.8 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information regarding the exercise of SSARs and stock options is listed below:

	Years Ended December 31,
(in millions)	2023	2022	2021
SSARs
Aggregate intrinsic value of SSARs exercised	$—	$0.1	$0.1

Stock Options
Cash received by Knowles for exercise of stock options	$1.6	$7.5	$25.6
Aggregate intrinsic value of stock options exercised	2.9	6.0	6.6
Tax benefit from stock options exercised	0.6	1.2	1.2

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	1,880,521	$19.96
Granted	1,267,642	18.78
Vested (1)	(901,320)	19.40
Forfeited	(171,836)	19.82
Unvested at December 31, 2023	2,075,007	$19.49
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

RSUs vest based on the passage of time. Generally, RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2023 was $15.8 million. At December 31, 2023, $21.5 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.5 years.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the awards granted in February 2020 (the “2020 PSUs”), the number of PSUs that may be earned and vest was originally based on TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award replaces the S&P Semiconductor Select Industry Index with the Russell 2000 Index. The Company is a member of the Russell 2000 Index, which represents a broader, more diversified index that better aligns with the Company's strategy. Service conditions were not modified. The modification of the 2020 PSUs affected eight employees and resulted in total incremental compensation expense of $4.7 million, which will be recognized over the remaining service period. In February 2023, the 2020 PSUs were converted from 261,770 PSUs to 120,677 shares of common stock based on achievement of the modification conditions

The following table summarizes the Company's PSU activity for the year ended December 31, 2023:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2022	833,589	$25.12
Granted	330,055	29.35
Vested (1)	(261,770)	16.14
Forfeited	(37,125)	29.20
Unvested at December 31, 2023	864,749	$29.28
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The fair value of PSUs vested during the year ended December 31, 2023 was $2.3 million. At December 31, 2023, $9.9 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.2 years.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2023 and 2022.

16. Employee Benefit Plans

Knowles sponsors its own defined contribution plans. The Company's expense relating to defined contribution plans was $7.1 million, $6.9 million, and $6.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's four defined benefit plans for non-U.S. participants at December 31, 2023 and 2022.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in millions)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$41.8	$69.5
Service cost	0.2	0.3
Interest cost	2.0	1.1
Benefits paid	(3.1)	(1.9)
Actuarial loss gain (1)	0.4	(23.5)
Plan amendments	—	0.2
Currency translation and other (2)	2.2	(3.9)
Benefit obligation at end of year	43.5	41.8
Change in plan assets:
Fair value of plan assets at beginning of year	41.3	69.3
Actual return on plan assets	1.8	(20.1)
Company contributions	1.0	1.2
Benefits paid	(3.1)	(1.9)
Currency translation and other	2.1	(7.2)
Fair value of plan assets at end of year	43.1	41.3
Funded status	$(0.4)	$(0.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$3.4	$3.4
Other liabilities	(3.8)	(3.9)
Funded status	$(0.4)	$(0.5)

Accumulated other comprehensive loss:
Net actuarial losses	$18.1	$17.9
Prior service cost	1.2	1.2
Deferred taxes	(2.9)	(2.7)
Total accumulated other comprehensive loss, net of tax	16.4	16.4

Accumulated benefit obligation	$42.7	$41.1
(1) The net actuarial gains during the year ended December 31, 2022 primarily related to changes in the discount rates for the U.K. plans.
(2) The Company recorded an increase in liabilities of $3.4 million related to pre-spin-off pension obligations during the year ended December 31, 2022.

Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Projected benefit obligation	$25.1	$24.5
Fair value of plan assets	21.3	20.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Accumulated benefit obligation	$24.9	$24.5
Fair value of plan assets	21.3	20.6

Net Periodic Benefit Cost (Income)

Components of the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Service cost	$0.2	$0.3	$0.3
Interest cost	2.0	1.1	0.9
Expected return on plan assets	(2.1)	(2.6)	(2.8)
Amortization of prior service cost	0.1	—	—
Amortization of recognized actuarial loss	0.5	0.5	0.8
Other (1)	—	3.4	—
Total net periodic benefit cost (income)	$0.7	$2.7	$(0.8)
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

The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2023	2022
Discount rate
Philippines	6.20%	7.50%
Taiwan	1.50%	1.75%
United Kingdom	4.60%	4.84%
Weighted-average	4.47%	4.71%
Average wage increase
Philippines	4.00%	4.00%
Taiwan	4.00%	4.00%
United Kingdom	4.20%	4.35%
Weighted-average	4.17%	4.30%

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in determining the net periodic benefit cost (income) were as follows:

	Years Ended December 31,
	2023	2022	2021
Discount rate
Philippines	7.50%	5.25%	4.00%
Taiwan	1.75%	0.75%	0.25%
United Kingdom	4.84%	1.84%	1.28%
Weighted-average	4.71%	1.83%	1.27%
Average wage increase
Philippines	4.00%	4.00%	4.00%
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.35%	4.65%	4.20%
Weighted-average	4.30%	4.59%	4.18%
Expected return on plan assets
Philippines	7.50%	5.90%	*
Taiwan	1.75%	4.00%	3.50%
United Kingdom	5.17%	4.15%	4.34%
Weighted-average	5.00%	4.15%	4.32%
* The Philippines plan was unfunded at the beginning of 2021; therefore, no assumption for the expected return on plan assets was made at that time.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.5	$17.8	$—	$21.3	$3.3	$16.7	$—	$20.0
Common stock funds	—	6.3	—	6.3	—	6.1	—	6.1
Real estate funds	—	4.1	—	4.1	—	4.1	—	4.1
Cash and equivalents	1.7	—	—	1.7	1.4	—	—	1.4
Other	3.4	6.3	—	9.7	4.1	5.6	—	9.7
Total	$8.6	$34.5	$—	$43.1	$8.8	$32.5	$—	$41.3

See Note 11. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2023 and 2022.

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

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2024	$2.2
2025	2.4
2026	2.6
2027	2.9
2028	2.6
2029-2033	13.5

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $1.0 million during the year ended December 31, 2024 related to contributions to these plans. This amount may vary based on updated funding agreements with the trustees of these plans.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Year Ended December 31, 2023
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.1)	$—	$(6.1)
Employee benefit plans	(0.1)	0.2	0.1
Changes in fair value of cash flow hedges	(2.3)	0.6	(1.7)
Total other comprehensive loss	$(8.5)	$0.8	$(7.7)

	Year Ended December 31, 2022
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(23.2)	$—	$(23.2)
Employee benefit plans	1.4	(0.6)	0.8
Changes in fair value of cash flow hedges	1.1	(0.4)	0.7
Total other comprehensive loss	$(20.7)	$(1.0)	$(21.7)

	Year Ended December 31, 2021
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.6)	$—	$(3.6)
Employee benefit plans	6.6	(1.6)	5.0
Changes in fair value of cash flow hedges	(1.6)	0.3	(1.3)
Total other comprehensive earnings	$1.4	$(1.3)	$0.1

The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2023 and 2022:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at January 1, 2022	$0.3	$(17.1)	$(83.6)	$(100.4)
Other comprehensive earnings (loss), net of tax	0.7	0.8	(23.2)	(21.7)
Balance at December 31, 2022	1.0	(16.3)	(106.8)	(122.1)
Other comprehensive (loss) earnings, net of tax	(1.7)	0.1	(6.1)	(7.7)
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2023	2022	2021
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.6	$0.6	$0.9
Tax	(Benefit from) provision for income taxes	(0.1)	(0.1)	(0.2)
Net of tax		$0.5	$0.5	$0.7

Cash flow hedges:
Net losses (gains) reclassified into earnings	Cost of goods sold	$2.7	$4.5	$(2.1)
Tax	(Benefit from) provision for income taxes	(0.5)	(1.0)	0.5
Net of tax		$2.2	$3.5	$(1.6)

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Precision Devices	$221.4	$242.9	$201.1
MedTech & Specialty Audio	230.0	229.9	231.3
Consumer MEMS Microphones	256.2	291.9	435.7
Total revenues	$707.6	$764.7	$868.1

Earnings (loss) from continuing operations before interest and income taxes:
Precision Devices	$25.0	$56.1	$43.7
MedTech & Specialty Audio	85.2	84.6	77.0
Consumer MEMS Microphones	13.6	(504.5)	60.0
Total segments	123.8	(363.8)	180.7
Corporate expense / other	73.4	50.5	61.9
Interest expense, net	5.4	3.9	14.2
Earnings (loss) before income taxes and discontinued operations	45.0	(418.2)	104.6
(Benefit from) provision for income taxes	(27.4)	11.9	(45.6)
Earnings (loss) from continuing operations	$72.4	$(430.1)	$150.2

Depreciation and amortization:
Precision Devices	$15.8	$13.8	$13.3
MedTech & Specialty Audio	8.2	8.1	6.3
Consumer MEMS Microphones	20.3	29.5	39.9
Corporate	2.2	2.5	3.0
Total	$46.5	$53.9	$62.5

Capital expenditures:
Precision Devices	$7.6	$7.4	$5.6
MedTech & Specialty Audio	4.6	7.3	11.6
Consumer MEMS Microphones	4.7	17.2	29.2
Corporate	—	0.2	2.2
Total	$16.9	$32.1	$48.6

Research and development:
Precision Devices	$13.8	$12.3	$10.5
MedTech & Specialty Audio	18.2	16.9	16.1
Consumer MEMS Microphones	46.1	52.4	65.7
Corporate	0.4	0.1	0.5
Total	$78.5	$81.7	$92.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding assets of the Company's reportable segments:

	Total Assets
	December 31,
(in millions)	2023	2022
Precision Devices	$577.9	$275.7
MedTech & Specialty Audio	351.1	358.1
Consumer MEMS Microphones	530.0	547.3
Corporate / eliminations	3.8	2.8
Total	$1,462.8	$1,183.9

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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2023	2022	2021	2023	2022
Asia	$426.1	$471.3	$611.5	$91.9	$110.5
United States	161.4	174.3	153.2	90.1	60.5
Europe	101.5	104.4	93.5	3.7	2.4
Other Americas	7.1	7.5	5.5	2.8	1.0
Other	11.5	7.2	4.4	—	—
Total	$707.6	$764.7	$868.1	$188.5	$174.4

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2023	2022	2021
Apple Inc.	16%	15%	16%
WS Audiology A/S	10%	*	*
* Less than 10% of total revenues.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Earnings (loss) from continuing operations	$72.4	$(430.1)	$150.2
Earnings from discontinued operations, net	—	—	0.2
Net earnings (loss)	$72.4	$(430.1)	$150.4

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.80	$(4.69)	$1.63
Earnings from discontinued operations, net	—	—	—
Net earnings (loss)	$0.80	$(4.69)	$1.63

Weighted-average shares outstanding	90.9	91.7	92.3

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.79	$(4.69)	$1.59
Earnings from discontinued operations, net	—	—	—
Net earnings (loss)	$0.79	$(4.69)	$1.59

Diluted weighted-average shares outstanding	91.6	91.7	94.7

For the years ended December 31, 2023, 2022, and 2021, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the calculation of diluted earnings per share above was 1.9 million, 3.4 million, and 0.7 million, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022, and 2021

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2023
Allowance for Doubtful Accounts	$1.1	—	(0.9)	$0.2
Year Ended December 31, 2022
Allowance for Doubtful Accounts	$0.2	1.0	(0.1)	$1.1
Year Ended December 31, 2021
Allowance for Doubtful Accounts	$1.6	(0.2)	(1.2)	$0.2
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2023
Deferred Tax Valuation Allowance	$39.7	0.9	(15.1)	$25.5
Year Ended December 31, 2022
Deferred Tax Valuation Allowance	$39.1	0.6	—	$39.7
Year Ended December 31, 2021
Deferred Tax Valuation Allowance	$98.0	—	(58.9)	$39.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2023.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The Company acquired Cornell Dubilier ("CD") in November 2023; therefore, as permitted by the SEC, we excluded CD from the scope of our management's assessment of the effectiveness of internal controls over financial reporting as of December 31, 2023. The total assets and revenues of CD represented 19.4% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2024 Proxy Statement and is incorporated in this Item 10 by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2024 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2024 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, SSARs, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	5,044,112	$17.15	7,103,156
Equity compensation plans not approved by stockholders	—	—	—
Total	5,044,112	$17.15	7,103,156

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2024 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2024 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Fourth Amended and Restated By-Laws of Knowles Corporation	8-K	001-36102	10/27/2022	3.1
4.1	Description of Securities	10-K	001-36102	2/9/2023	4.1
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan	8-K	001-36102	5/1/2020	10.3
10.3†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.4†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.5†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8
10.6†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.7†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.8†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.9†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.10†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.11†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.12†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.13†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.14†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17
10.15†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.16†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.17†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16

10.18†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.19†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.20†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.21†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.22†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.23†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.24	Amended and Restated Credit Agreement dated as of February 8, 2023, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	2/9/2023	10.1
10.25	Amendment No. 1 to Amended and Restated Credit Agreement dated as of September 25, 2023, among Knowles Corporation, JP Morgan Chase Bank N.A., and the other lenders party thereto	8-K	001-36102	9/28/2023	10.1
10.25†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.26†	Knowles Corporation 2018 Equity and Cash Incentive Plan	DEF 14A	001-36102	3/14/2018	Appendix B
10.27†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.28†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.29†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.30†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.31†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.32†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.33†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
10.34	Purchase and Sale Agreement dated September 15, 2023, among Knowles Corporation, Knowles Capital Holdings, Inc., Knowles Intermediate PD Holdings, LLC, Cornell Dubilier Electronics, Inc., CD Aero, LLC, Kaplan Electronics, Inc. and the Sellers' Representative, Shareholders and Guarantors party thereto	8-K	001-36102	9/21/2023	10.1
10.35	Amendment to Purchase Agreement dated November 1, 2023, by and among Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC and James Kaplan, in his capacity as Sellers' Representative	10-Q	001-36102	11/2/2023	10.2
10.35	Secured Promissory Note issued by Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC to James P. Kaplan on November 1, 2023	10-Q	001-36102	11/2/2023	10.4
10.36	Guarantee and Collateral Agreement dated as of November 1, 2023, among Knowles Corporation, as Guarantor, Knowles Capital Holdings, Inc. and Knowles Intermediate Holdings, Inc. as Grantors and James P. Kaplan, as Sellers' Representative	10-Q	001-36102	11/2/2023	10.5
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X

31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Knowles Corporation Policy on Recoupment of Incentive Compensation	X
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 21, 2024

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2024
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 21, 2024
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 21, 2024
Donald Macleod
/s/ KEITH L. BARNES	Director	February 21, 2024
Keith L. Barnes
/s/ ERANIA BRACKETT	Director	February 21, 2024
Erania Brackett
/s/ DANIEL J. CROWLEY	Director	February 21, 2024
Daniel J. Crowley
/s/ DIDIER HIRSCH	Director	February 21, 2024
Didier Hirsch
/s/ YE JANE LI	Director	February 21, 2024
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 21, 2024
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 21, 2024
Michael S. Wishart