Form 10-Q
period 2024-03-31
Knowles Corp
filed 2024-05-01
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 89,744,345.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$196.4	$144.3
Cost of goods sold	125.5	90.4
Restructuring charges - cost of goods sold	1.0	0.1
Gross profit	69.9	53.8
Research and development expenses	20.6	20.0
Selling and administrative expenses	43.5	33.8
Restructuring charges	1.5	1.0
Operating expenses	65.6	54.8
Operating earnings (loss)	4.3	(1.0)
Interest expense, net	4.4	0.8
Other (income) expense, net	(0.4)	2.3
Gain on sale of asset, net	(5.4)	—
Earnings (loss) before income taxes	5.7	(4.1)
Provision for income taxes	3.2	1.1
Net earnings (loss)	$2.5	$(5.2)

Net earnings (loss) per share:
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)

Weighted-average common shares outstanding:
Basic	89.6	91.4
Diluted	90.5	91.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings (loss)	$2.5	$(5.2)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	(3.4)	3.6

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.2
Net change in employee benefit plans	0.1	0.2

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(1.3)	0.1
Net losses reclassified into earnings	1.0	0.1
Total cash flow hedges	(0.3)	0.2

Other comprehensive (loss) earnings, net of tax	(3.6)	4.0

Comprehensive loss	$(1.1)	$(1.2)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$122.1	$87.3
Receivables, net of allowances of $0.2	130.8	135.3
Inventories, net	203.4	196.4
Prepaid and other current assets	11.6	9.8
Total current assets	467.9	428.8
Property, plant, and equipment, net	166.3	175.4
Goodwill	540.5	540.7
Intangible assets, net	183.0	189.4
Operating lease right-of-use assets	11.3	13.1
Other assets and deferred charges	114.4	115.4
Total assets	$1,483.4	$1,462.8

Current liabilities:
Current maturities of long-term debt	$48.0	$47.1
Accounts payable	67.8	51.3
Accrued compensation and employee benefits	25.3	33.0
Operating lease liabilities	4.5	5.1
Other accrued expenses	22.7	25.0
Federal and other taxes on income	2.0	3.1
Total current liabilities	170.3	164.6
Long-term debt	245.2	224.1
Deferred income taxes	0.7	0.7
Long-term operating lease liabilities	7.3	8.2
Other liabilities	26.0	31.1
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 97,949,177 and 89,744,345 shares issued and outstanding at March 31, 2024, respectively, and 97,297,703 and 89,092,871 shares issued and outstanding at December 31, 2023, respectively	1.0	1.0
Treasury stock - at cost; 8,204,832 shares at March 31, 2024 and December 31, 2023	(151.2)	(151.2)
Additional paid-in capital	1,690.8	1,689.9
Accumulated deficit	(373.3)	(375.8)
Accumulated other comprehensive loss	(133.4)	(129.8)
Total stockholders' equity	1,033.9	1,034.1
Total liabilities and stockholders' equity	$1,483.4	$1,462.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net earnings	—	—	—	—	—	2.5	—	2.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.6)	(3.6)
Stock-based compensation expense	—	—	—	—	6.7	—	—	6.7
Restricted and performance stock unit settlement, net of tax	651,474	—	—	—	(5.8)	—	—	(5.8)
Balance at March 31, 2024	97,949,177	$1.0	(8,204,832)	$(151.2)	$1,690.8	$(373.3)	$(133.4)	$1,033.9

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net loss	—	—	—	—	—	(5.2)	—	(5.2)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	4.0	4.0
Repurchase of common stock	—	—	(433,759)	(7.5)	—	—	—	(7.5)
Stock-based compensation expense	—	—	—	—	7.8	—	—	7.8
Exercise of stock options	182,736	—	—	—	1.4	—	—	1.4
Restricted and performance stock unit settlement, net of tax	532,147	—	—	—	(6.0)	—	—	(6.0)
Balance at March 31, 2023	97,146,487	$1.0	(5,786,987)	$(110.8)	$1,668.7	$(453.4)	$(118.1)	$987.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net earnings (loss)	$2.5	$(5.2)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Depreciation and amortization	14.0	12.1
Stock-based compensation	6.7	7.8
Deferred income taxes	3.3	4.1
Non-cash interest expense and amortization of debt issuance costs	2.1	0.3
Gain on sale of asset	(7.2)	—
Non-cash restructuring charges	0.4	—
Other, net	(0.2)	1.8
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	4.4	25.3
Inventories, net	(9.3)	(38.0)
Prepaid and other current assets	(1.3)	(2.7)
Accounts payable	17.2	27.8
Accrued compensation and employee benefits	(7.6)	(5.9)
Other accrued expenses	(1.7)	(3.8)
Accrued taxes	(0.1)	(0.7)
Other non-current assets and non-current liabilities	(5.9)	(1.0)
Net cash provided by operating activities	17.3	21.9

Investing Activities
Proceeds from the sale of asset	7.2	—
Capital expenditures	(3.4)	(3.9)
Purchase of investments	(0.5)	—
Proceeds from the sale of investments	0.5	—
Net cash provided by (used in) investing activities	3.8	(3.9)

Financing Activities
Payments under revolving credit facility	(20.0)	—
Borrowings under revolving credit facility	40.0	—
Repurchase of common stock	—	(7.5)
Tax on restricted and performance stock unit vesting and stock option exercises	(5.8)	(6.0)
Payments of debt issuance costs	—	(1.6)
Payments of finance lease obligations	(0.6)	(0.6)
Proceeds from exercise of stock options	—	1.4
Net cash provided by (used in) financing activities	13.6	(14.3)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.1

Net increase in cash and cash equivalents	34.8	3.8
Cash and cash equivalents at beginning of period	87.3	48.2
Cash and cash equivalents at end of period	$122.1	$52.0

Supplemental information - cash paid for:
Income taxes	$2.6	$4.3
Interest	$3.4	$0.9

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Background - Knowles Corporation (NYSE:KN) is a market leader and global provider of high performance capacitors and radio frequency ("RF") products, balanced armature speakers, advanced micro-acoustic microphones, and audio solutions, serving the medtech, defense, electric vehicle, industrial, communications, and consumer electronics markets. The Company uses its leading position in SiSonicTM micro-electro-mechanical systems ("MEMS") microphones and strong capabilities in audio processing technologies to optimize audio systems and improve the user experience across consumer applications. Knowles is also a leader in hearing health acoustics, high performance capacitors, and RF solutions for a diverse set of markets. The Company's focus on the customer, combined with its unique technology, proprietary manufacturing techniques, and global operational expertise, enable the Company to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2023, the Company repurchased 433,759 shares of common stock for a total of $7.5 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2024 and 2023 were $0.7 million and $2.3 million, respectively. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

Operating lease liabilities arising from obtaining right-of-use assets for the three months ended March 31, 2023 were $1.1 million.

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

3. Acquisition

On November 1, 2023, the Company acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. This purchase price of $246.8 million consisted of $136.9 million in cash payments and an interest-free seller note (the “Seller Note”) with a fair value of $109.9 million. The Seller Note consists of aggregate principal amounts of $122.9 million with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025 and is secured by certain assets (including equity interests) acquired in connection with the acquisition (see also Note 8. Borrowings).

CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under Accounting Standards Codification 805. The Company has substantially completed the purchase price allocation for the acquisition of CD and has recorded certain measurement period adjustments to the purchase price allocation during the three months ended March 31, 2024. As additional information is obtained about the net assets acquired within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of the purchase price allocation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The table below represents a preliminary allocation of the purchase price to net assets acquired as of November 1, 2023:

(in millions)
Receivables	$13.4
Inventories	40.1
Property, plant, and equipment	30.7
Customer relationships	82.5
Developed technology	19.1
Trademarks	14.0
Operating lease right-of-use assets	3.4
Other assets and deferred charges	3.6
Goodwill	69.4
Current liabilities assumed	(10.9)
Deferred income taxes	(15.8)
Long-term operating lease liabilities	(2.7)
Total purchase price	$246.8

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

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
As reported	$196.4	$144.3
Pro-forma	196.4	181.5
Net earnings (loss):
As reported	$2.5	$(5.2)
Pro-forma	6.3	(6.7)
Basic earnings (loss) per share:
As reported	$0.03	$(0.06)
Pro-forma	0.07	(0.07)
Diluted earnings (loss) per share:
As reported	$0.03	$(0.06)
Pro-forma	0.07	(0.07)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$147.5	$140.3
Work in progress	36.8	36.7
Finished goods	65.1	63.0
Subtotal	249.4	240.0
Less reserves	(46.0)	(43.6)
Total	$203.4	$196.4

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2024	December 31, 2023
Land	$14.2	$14.3
Buildings and improvements	121.6	122.5
Machinery, equipment, and other	512.6	518.2
Subtotal	648.4	655.0
Less accumulated depreciation	(482.1)	(479.6)
Total	$166.3	$175.4

Depreciation expense totaled $8.1 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Consumer MEMS Microphones	Total
Gross value at December 31, 2023	$132.8	$137.7	$741.1	$1,011.6
Accumulated impairment loss	—	—	(470.9)	(470.9)
Net carrying value at December 31, 2023	132.8	137.7	270.2	540.7
Measurement period adjustments	(0.2)	—	—	(0.2)
Net carrying value at March 31, 2024	$132.6	$137.7	$270.2	$540.5

The Company recorded measurement period adjustments totaling $0.2 million to goodwill during the three months ended March 31, 2024 related to the 2023 acquisition of CD.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$16.0	$1.5	$16.0	$1.2
Customer relationships	120.6	19.4	121.1	16.0
Developed technology	64.5	29.6	64.5	27.4
Other	2.4	2.0	2.4	2.0
Total	203.5	52.5	204.0	46.6
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$183.0		$189.4

During the three months ended March 31, 2024, the Company sold certain technology related to the CMM segment to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the three months ended March 31, 2024.

The Company recorded measurement period adjustments totaling $0.5 million to customer relationships during three months ended March 31, 2024 related to acquisitions completed in 2023.

Amortization expense totaled $5.9 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2024	$17.1
2025	22.4
2026	16.5
2027	16.5
2028	15.8
2029 and thereafter	62.7
Total	$151.0

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $1.8 million during the three months ended March 31, 2024 related to headcount reductions and $0.7 million for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, all within the PD segment. The Company recorded charges of $1.0 million within Gross profit and the remaining $1.5 million within Operating expenses for the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company recorded restructuring charges of $0.8 million to rationalize the MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment, and $0.3 million for other costs. Restructuring charges of $0.1 million are reflected within Gross profit and $1.0 million are reflected within Operating expenses for the three months ended March 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Precision Devices	$2.5	$—
Consumer MEMS Microphones	—	0.8
Corporate	—	0.3
Total	$2.5	$1.1

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2023	$2.4	$16.8	$19.2
Restructuring charges	2.1	0.4	2.5
Payments	(1.6)	(5.7)	(7.3)
Other, including foreign currency	—	(1.4)	(1.4)
Balance at March 31, 2024	$2.9	$10.1	$13.0
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $5.1 million and $6.1 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Other accrued expenses	$8.0	$8.5
Other liabilities	5.0	10.7
Total	$13.0	$19.2

8. Borrowings

Revolving credit facility borrowings consist of the following:

(in millions)	March 31, 2024	December 31, 2023
$400.0 million Revolving Credit Facility	$180.0	$160.0
Seller Note	113.2	111.2
Total	293.2	271.2
Less current maturities of Seller Note	48.0	47.1
Total long-term debt	$245.2	$224.1

Total debt principal payments over the next five years are as follows:

(in millions)
Q2-Q4 2024	$50.0
2025	72.9
2026	—
2027	—
2028	180.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At March 31, 2024, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 7.03% and 6.01% for the three months ended March 31, 2024 and 2023, respectively. The weighted-average commitment fee on the revolving line of credit was 0.24% and 0.23% for the three months ended March 31, 2024 and 2023, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Seller Note

On November 1, 2023, the Company completed the acquisition of CD for a total purchase price of $246.8 million. This acquisition was funded by borrowings on the Revolving Credit Facility and an interest-free note from the seller with aggregate principal payments of $122.9 million (the "Seller Note"). The Seller Note is due and payable in cash with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025. On the acquisition date, the Company recorded the Seller Note at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company recognized imputed interest expense on the Seller Note of approximately $2.0 million for the three months ended March 31, 2024.

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

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows::

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.4)	$—	$(3.4)	$3.6	$—	$3.6
Employee benefit plans	0.1	—	0.1	0.2	—	0.2
Changes in fair value of cash flow hedges	(0.6)	0.3	(0.3)	(0.1)	0.3	0.2
Total other comprehensive (loss) earnings	$(3.9)	$0.3	$(3.6)	$3.7	$0.3	$4.0

The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2024 and 2023:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive (loss) earnings, net of tax	(0.3)	0.1	(3.4)	(3.6)
Balance at March 31, 2024	$(1.0)	$(16.1)	$(116.3)	$(133.4)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive earnings, net of tax	0.2	0.2	3.6	4.0
Balance at March 31, 2023	$1.2	$(16.1)	$(103.2)	$(118.1)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other (income) expense, net	$0.1	$0.2
Tax	Provision for income taxes	—	—
Net of tax		$0.1	$0.2

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.3	$0.1
Tax	Provision for income taxes	(0.3)	—
Net of tax		$1.0	$0.1

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

The Company's ETR for the three months ended March 31, 2024 and 2023 was 56.1% and (26.8)%, respectively. The ETR includes discrete items totaling $0.8 million and $0.6 million of tax expense for the three months ended March 31, 2024 and 2023, respectively. The discrete items impacting the tax provision for the three months ended March 31, 2024 and 2023 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three months ended March 31, 2024 and 2023 was 42.1% and (12.2)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provisions for the three months ended March 31, 2024 and 2023.

11. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Total pre-tax stock-based compensation expense	$6.7	$7.8
Tax benefit	2.7	2.9
Total stock-based compensation expense, net of tax	$4.0	$4.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

No stock options were granted during the three months ended March 31, 2024 and 2023.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2024:

	Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2023	2,104,356	$17.15
Expired	(328,414)	19.28
Outstanding at March 31, 2024	1,775,942	$16.76	$0.8	2.3

Exercisable at March 31, 2024	1,719,549	$16.61	$0.8	2.3

At March 31, 2024, unrecognized compensation expense related to stock options not yet exercisable of $0.3 million is expected to be recognized over a weighted-average period of 0.9 years.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	2,075,007	$19.49
Granted	1,332,814	16.75
Vested (1)	(823,639)	20.10
Forfeited	(41,607)	18.17
Unvested at March 31, 2024	2,542,575	$17.88
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2024, $35.8 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.2 years.

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense for the expected achievement of performance conditions as appropriate. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2024, 2023, and 2022, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period..

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company's PSU activity for the three months ended March 31, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	864,749	$29.28
Granted	393,734	24.09
Vested (1)	(258,680)	28.49
Unvested at March 31, 2024	999,803	$26.79
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2024, $17.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net earnings (loss)	$2.5	$(5.2)

Basic:
Net earnings (loss) per share	$0.03	$(0.06)
Weighted-average shares outstanding	89.6	91.4

Diluted:
Net earnings (loss) per share	$0.03	$(0.06)
Weighted-average shares outstanding	90.5	91.4

For the three months ended March 31, 2024 and 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 2.1 million and 2.9 million, respectively.

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
(unaudited)

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2024 and December 31, 2023.

14. Segment Information

The Company's three reportable segments are Precision Devices, MedTech & Specialty Audio, and Consumer MEMS Microphones. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Precision Devices	$74.3	$53.7
MedTech & Specialty Audio	57.1	45.5
Consumer MEMS Microphones	65.0	45.1
Total revenues	$196.4	$144.3

Earnings (loss) before interest and income taxes:
Precision Devices	$(2.1)	$10.7
MedTech & Specialty Audio	22.7	11.4
Consumer MEMS Microphones (1)	5.3	(8.2)
Total segments	25.9	13.9
Corporate expense / other	15.8	17.2
Interest expense, net	4.4	0.8
Earnings (loss) before income taxes	5.7	(4.1)
Provision for income taxes	3.2	1.1
Net earnings (loss)	$2.5	$(5.2)
(1) Includes Gain on sale of asset, net of $5.4 million for the three months ended March 31, 2024. See Note 6. Goodwill and Other Intangible Assets.

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2024	December 31, 2023
Precision Devices	$596.1	$577.9
MedTech & Specialty Audio	351.9	351.1
Consumer MEMS Microphones	531.9	530.0
Corporate / eliminations	3.5	3.8
Total	$1,483.4	$1,462.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2024	2023
Asia	$105.7	$80.0
United States	58.1	35.3
Europe	26.2	24.1
Other Americas	2.8	2.1
Other	3.6	2.8
Total	$196.4	$144.3

Receivables, net from contracts with customers were $120.6 million and $129.2 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q, including those statements related to our expectations regarding the acquisition of Cornell Dubilier and the evaluation of strategic alternatives for the CMM business, are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	incurrence of additional impairment charges and a significant charge to earnings due to future events or factors, such as the outcome of our strategic alternatives review of the CMM segment (which could result in either a sale or a restructuring of our CMM segment), or changes to the underlying assumptions used to calculate fair value;
o	a significant reduction in MEMS microphone sales due to any weakening in demand, loss of market share, or other factors adversely affecting our levels and the timing of our sale of MEMS microphones;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	difficulties or delays in and/or the Company's inability to realize expected synergies from its acquisitions;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;

o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

Recent Developments

On September 18, 2023, we announced that we are reviewing strategic alternatives for the CMM business. This includes a range of possibilities, such as: a potential sale, restructuring the business, as well as continuing to operate the business as is. No assurance can be given that any transaction or other strategic outcomes will result from the review. Further, there can be no assurance that the outcome of the strategic alternative review will result in our being able to recover the carrying value of the CMM segment. While the review is progressing, we have not set a timetable for the conclusion of the strategic review and do not intend to comment on or provide updates regarding these matters unless and until we determine that further disclosure is appropriate or required.

On November 1, 2023, we acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. The acquired business is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The acquisition's operations are included in the PD segment. For additional information, refer to Note 3. Acquisition to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

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

Results of Operations for the Three Months Ended March 31, 2024 compared with the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Revenues	$196.4	$144.3

Gross profit	$69.9	$53.8
Non-GAAP gross profit	$74.7	$54.4

Earnings (loss) before interest and income taxes	$10.1	$(3.3)
Adjusted earnings before interest and income taxes	$25.7	$8.1

Provision for income taxes	$3.2	$1.1
Non-GAAP provision for income taxes	$2.7	$2.2

Net earnings (loss)	$2.5	$(5.2)
Non-GAAP net earnings	$18.6	$5.1

Diluted earnings (loss) per share	$0.03	$(0.06)
Non-GAAP diluted earnings per share	$0.20	$0.05

Revenues

Revenues for the first quarter of 2024 were $196.4 million, compared with $144.3 million for the first quarter of 2023, an increase of $52.1 million or 36.1%. PD revenues increased $20.6 million due to our acquisition of the CD business, partially offset by lower demand from the medtech, industrial, and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory. CMM revenues increased $19.9 million, primarily due to higher demand in the ear, mobile, and computing markets, partially offset by lower average pricing on mature products. MSA revenues increased $11.6 million, primarily due to higher shipping volumes of hearing health products driven by stronger end market demand. In addition, revenues in the first quarter of 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2024 was $125.5 million, compared with $90.4 million for the first quarter of 2023, an increase of $35.1 million or 38.8%. This increase was primarily due to our acquisition of CD, higher shipping volumes, and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and favorable foreign currency changes.

Restructuring Charges

During the first quarter of 2024, we recorded restructuring charges of $1.8 million related to headcount reductions and $0.7 million for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, all within our PD segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

During the first quarter of 2023, we recorded restructuring charges of $0.8 million related to headcount reductions in our CMM segment and $0.3 million for other costs. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2024 was $69.9 million, compared with $53.8 million for the first quarter of 2023, an increase of $16.1 million or 29.9%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2024 was 35.6%, compared with 37.3% for the first quarter of 2023. The increase in gross profit was primarily due to higher shipping volumes, product cost reductions, our acquisition of CD, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment, partially offset by lower average pricing on mature products shipped into the mobile market, lower factory capacity utilization in our legacy PD business, our acquisition-related costs of CD, and increased restructuring charges. The decrease in gross profit margin was primarily due to lower average pricing on mature products shipped into the mobile market, lower factory capacity utilization in our legacy PD business, our acquisition-related costs of CD, and increased restructuring charges, partially offset by product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment.

Non-GAAP gross profit for the first quarter of 2024 was $74.7 million, compared with $54.4 million for the first quarter of 2023, an increase of $20.3 million or 37.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2024 was 38.0%, compared with 37.7% for the first quarter of 2023. The increase in non-GAAP gross profit was primarily due to higher shipping volumes, product cost reductions, our acquisition of CD, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment, partially offset by lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization in our legacy PD business. The increase in non-GAAP gross profit margin was primarily due to product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment, partially offset by lower average pricing on mature products shipped into the mobile market and lower factory capacity utilization in our legacy PD business.

Research and Development Expenses

Research and development expenses for the first quarter of 2024 were $20.6 million, compared with $20.0 million for the first quarter of 2023, an increase of $0.6 million or 3.0%. Research and development expenses as a percentage of revenues for the first quarter of 2024 and 2023 were 10.5% and 13.9%, respectively. The increase in expenses was primarily driven by our acquisition of the CD business that increased expenses in our PD segment and additional development activities in our MSA segment, partially offset by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions as we continue to shift our focus and spending to our higher margin businesses. The decrease in expenses as a percentage of revenues was driven by our higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2024 were $43.5 million, compared with $33.8 million for the first quarter of 2023, an increase of $9.7 million or 28.7%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2024 and 2023 were 22.1% and 23.4%, respectively. The increase in expenses was primarily driven by our acquisition of CD. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the first quarter of 2024 was $4.4 million, compared with $0.8 million for the first quarter of 2023, an increase of $3.6 million. The increase is primarily due to imputed interest expense on our Seller Note from the CD acquisition, a higher outstanding revolving credit facility balance, and higher interest rates during the first quarter of 2024. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the first quarter of 2024 was $0.4 million, compared with expense of $2.3 million for the first quarter of 2023, a change of $2.7 million. Income in 2024 primarily represents unrealized gains in our investment balances. Expense in 2023 primarily represents unfavorable impacts from foreign currency exchange rate changes, partially offset by the unrealized gains in our investment balances.

Gain on Sale of Asset, net

The gain on sale of asset of $5.4 million is related to the sale of intellectual property previously used in the Intelligent Audio product line, which is included the CMM segment. For additional information, refer to Note 6. Goodwill and Other Intangible Assets.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the first quarter of 2024 and 2023 was 56.1% and (26.8)%, respectively. The ETR for the first quarter of 2024 and 2023 includes discrete items totaling $0.8 million and $0.6 million of tax expense, respectively. The discrete items impacting the tax provision for 2024 and 2023 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the first quarter of 2024 and 2023 was 42.1% and (12.2)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the first quarter of 2024 and 2023, respectively. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the first quarter of 2024 and 2023 was 12.7% and 30.1%, respectively. The non-GAAP ETR includes discrete items totaling $0.7 million and $0.9 million of tax expense for the first quarter of 2024 and 2023, respectively. Absent the discrete items, the non-GAAP ETR for the first quarter of 2024 and 2023 was 9.4% and 17.8%, respectively. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year.

Net Earnings (Loss)

Net earnings for the first quarter of 2024 were $2.5 million, compared with a $5.2 million loss for the first quarter of 2023, an increase of $7.7 million. As described above, the increase is primarily due to higher gross profit and the gain on sale of asset, partially offset by higher operating expenses and interest expense.

Earnings (Loss) and Adjusted Earnings Before Interest and Income Taxes

Earnings before interest and income taxes ("EBIT") for the first quarter of 2024 was $10.1 million, compared with a $3.3 million loss for the first quarter of 2023, an increase of $13.4 million. EBIT margin (EBIT as a percentage of revenues) for the first quarter of 2024 was 5.1%, compared with (2.3)% for the first quarter of 2023. The change is primarily due to higher gross profit and the gain on sale of asset, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the first quarter of 2024 was $25.7 million, compared with $8.1 million for the first quarter of 2023, an increase of $17.6 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the first quarter of 2024 was 13.1%, compared with 5.6% for the first quarter of 2023. The increases were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Diluted Earnings (Loss) per Share and Non-GAAP Diluted Earnings per Share

Diluted earnings per share was $0.03 for the first quarter of 2024, compared with loss per share of $0.06 for the first quarter of 2023, an increase of $0.09. As described above, the increase is primarily due to higher gross profit and the gain on sale of asset, partially offset by operating expenses and interest expense.

Non-GAAP diluted earnings per share was $0.20 for the first quarter of 2024, compared with $0.05 for the first quarter of 2023, an increase of $0.15. As described above, the increase was primarily due to higher non-GAAP gross profit partially offset by higher non-GAAP operating expenses and interest expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2024	2023
Gross profit	$69.9	$53.8
Stock-based compensation expense	0.5	0.5
Restructuring charges	1.0	0.1
Production transfer costs (2)	0.8	—
Acquisition-related costs (3)	1.4	—
Other (4)	1.1	—
Non-GAAP gross profit	$74.7	$54.4

Net earnings (loss)	$2.5	$(5.2)
Interest expense, net	4.4	0.8
Provision for income taxes	3.2	1.1
Earnings (loss) before interest and income taxes	10.1	(3.3)
Stock-based compensation expense	6.7	7.8
Intangibles amortization expense	5.9	2.9
Restructuring charges	2.5	1.1
Production transfer costs (2)	0.8	—
Acquisition-related costs (3)	4.2	—
Gain on sale of asset (5)	(5.4)	—
Other (4)	0.9	(0.4)
Adjusted earnings before interest and income taxes	$25.7	$8.1

Provision for income taxes	$3.2	$1.1
Income tax effects of non-GAAP reconciling adjustments (6)	(0.5)	1.1
Non-GAAP provision for income taxes	$2.7	$2.2

Net earnings (loss)	$2.5	$(5.2)
Non-GAAP reconciling adjustments (7)	15.6	11.4
Income tax effects of non-GAAP reconciling adjustments (6)	(0.5)	1.1
Non-GAAP net earnings	$18.6	$5.1

Diluted earnings (loss) per share	$0.03	$(0.06)
Earnings per share non-GAAP reconciling adjustment	0.17	0.11
Non-GAAP diluted earnings per share	$0.20	$0.05

Diluted average shares outstanding	90.5	91.4
Non-GAAP adjustment (8)	2.2	3.3
Non-GAAP diluted average shares outstanding (8)	92.7	94.7

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
(2)    Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily within the United States. These amounts are included in the corresponding Gross profit and Earnings (loss) before interest and income taxes for each period presented.
(3)    These expenses are related to the acquisition of CD by the PD segment. These expenses include ongoing costs to facilitate integration, the amortization of fair value adjustments to inventory, and costs incurred by the Company to carry out this transaction.
(4)    Other expenses include non-recurring professional service fees related to an execution of various reorganization projects, foreign currency exchange rate impacts on restructuring balances, and the ongoing net lease cost (income) related to facilities not used in operations.
(5)    This gain is related to the sale of intellectual property previously used in the Intelligent Audio product line, which is included within the CMM segment.
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

Segment Results of Operations for the Three Months Ended March 31, 2024 compared with the Three Months Ended March 31, 2023

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

Precision Devices

	Three Months Ended March 31,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$74.3		$53.7

(Loss) earnings before interest and income taxes	$(2.1)	(2.8)%	$10.7	19.9%
Stock-based compensation expense	0.1		0.9
Intangibles amortization expense	4.4		1.4
Restructuring charges	2.5		—
Production transfer costs (1)	0.8		—
Acquisition-related costs (2)	3.6		—
Other	0.5		—
Adjusted earnings before interest and income taxes	$9.8	13.2%	$13.0	24.2%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $74.3 million for the first quarter of 2024, compared with $53.7 million for the first quarter of 2023, an increase of $20.6 million or 38.4%. Revenues increased due to our acquisition of the CD business, partially offset by lower demand from the medtech, industrial, and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

PD loss before interest and income taxes was $2.1 million for the first quarter of 2024, compared with earnings of $10.7 million for the first quarter of 2023, a decrease of $12.8 million. EBIT margin for the first quarter of 2024 was (2.8)%, compared to 19.9% for the first quarter of 2023. The decreases were primarily due to lower gross profit margin and increased operating expenses, partially offset by higher revenues. The gross profit margin decrease was primarily driven by lower factory capacity utilization in our legacy PD business, higher restructuring charges, and the acquisition of CD. In addition, gross profit margins decreased as a result of acquisition-related and production transfer costs associated with the CD business. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses.

PD Adjusted EBIT was $9.8 million for the first quarter of 2024, compared with $13.0 million for the first quarter of 2023, a decrease of $3.2 million. Adjusted EBIT margin for the first quarter of 2024 was 13.2%, compared with 24.2% for the first quarter of 2023. The decreases were primarily due to lower non-GAAP gross profit margin, partially offset by higher revenues. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization in our legacy PD business and the acquisition of CD.

MedTech & Specialty Audio

	Three Months Ended March 31,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$57.1		$45.5

Earnings before interest and income taxes	$22.7	39.8%	$11.4	25.1%
Stock-based compensation expense	1.0		0.9
Adjusted earnings before interest and income taxes	$23.7	41.5%	$12.3	27.0%

Revenues

MSA revenues were $57.1 million for the first quarter of 2024, compared with $45.5 million for the first quarter of 2023, an increase of $11.6 million or 25.5%. Revenues increased primarily due to higher shipping volumes of hearing health products driven by stronger end market demand. In addition, revenues in first quarter of 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022 which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $22.7 million for the first quarter of 2024, compared with $11.4 million for the first quarter of 2023, an increase of $11.3 million or 99.1%. EBIT margin for the first quarter of 2024 was 39.8%, compared with 25.1% for the first quarter of 2023. The increases were primarily due to higher revenues and gross profit margins. The higher gross profit margin was driven by favorable product mix and product cost reductions.

MSA Adjusted EBIT was $23.7 million for the first quarter of 2024, compared with $12.3 million for the first quarter of 2023, an increase of $11.4 million. Adjusted EBIT margin for the first quarter of 2024 was 41.5%, compared to 27.0% for the first quarter of 2023. The increases were primarily due to higher revenues and non-GAAP gross profit margins. The higher non-GAAP gross profit margin was driven by favorable product mix and product cost reductions.

Consumer MEMS Microphones

	Three Months Ended March 31,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$65.0		$45.1

Earnings (loss) before interest and income taxes	$5.3	8.2%	$(8.2)	(18.2)%
Stock-based compensation expense	1.6		1.7
Intangibles amortization expense	1.5		1.5
Restructuring charges	—		0.8
Gain on sale of asset, net	(5.4)		—
Other (1)	—		(0.4)
Adjusted earnings (loss) before interest and income taxes	$3.0	4.6%	$(4.6)	(10.2)%

(1) Other represents the ongoing net lease income related to facilities not used in operations.

Revenues

CMM revenues were $65.0 million for the first quarter of 2024, compared with $45.1 million for the first quarter of 2023, an increase of $19.9 million or 44.1%. Revenues increased primarily due to higher demand in the ear, mobile, and computing markets, partially offset by lower average pricing on mature products.

Earnings (Loss) and Adjusted Earnings (Loss) Before Interest and Income Taxes

CMM EBIT was $5.3 million for the first quarter of 2024, compared with a $8.2 million loss for the first quarter of 2023, an increase of $13.5 million. EBIT margin for the first quarter of 2024 was 8.2%, compared with (18.2)% for the first quarter of 2023. The increase was primarily due to higher revenues, the gain on sale of asset, and higher gross profit margins. The higher gross profit margin was driven by product cost reductions, favorable foreign currency changes, and increased factory capacity utilization, partially offset by lower average pricing on mature products shipped into the mobile market and unfavorable product mix.

CMM Adjusted EBIT was $3.0 million for the first quarter of 2024, compared with a $4.6 million loss for the first quarter of 2023, an increase of $7.6 million. Adjusted EBIT margin for the first quarter of 2024 was 4.6%, compared to (10.2)% for the first quarter of 2023. The increases in Adjusted EBIT were primarily due to higher revenues and higher non-GAAP gross profit margins. The higher non-GAAP gross profit margin was driven by product cost reductions, favorable foreign currency changes, and increased factory capacity utilization, partially offset by lower average pricing on mature products shipped into the mobile market and unfavorable product mix.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $122.1 million and $87.3 million at March 31, 2024 and December 31, 2023, respectively. Of these amounts, cash held by our non-U.S. operations totaled $88.1 million and $71.8 million as of March 31, 2024 and December 31, 2023, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries. We expect to reduce our cash balance in the second half of the year, primarily driven by the payment of the Seller Note related to the CD acquisition, share repurchases, and debt reduction, partially offset by cash generated from operations.

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

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of March 31, 2024, outstanding borrowings under the Credit Facility were $180.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. At March 31, 2024, we have $97.7 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2023, the Company repurchased 433,759 shares of common stock for a total of $7.5 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$17.3	$21.9
Investing activities	3.8	(3.9)
Financing activities	13.6	(14.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase in cash and cash equivalents	$34.8	$3.8

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2024 as compared to 2023 is primarily due to higher incentive compensation and restructuring payments in 2024.

Investing Activities

The cash provided by investing activities during 2024 was primarily driven by proceeds from the sale of intellectual property. In addition, capital expenditures were lower in 2024 as compared to 2023. The cash used in investing activities during 2023 was primarily driven by capital expenditures to support product innovation and cost savings.

In 2024, we expect capital expenditures to be in the range of 3.0% to 4.0% of revenues.

Financing Activities

Cash provided by financing activities during 2024 was primarily related to the $20.0 million net borrowing of revolving credit facility, partially offset by the $5.8 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2023 was primarily related to the $7.5 million of repurchases of common stock, the $6.0 million payment of taxes related to net share settlement of equity awards, and the $1.6 million payment of debt issuance costs, partially offset by proceeds of $1.4 million from the exercise of options.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 21, 2024. The issuance of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, is not expected to have a significant impact on our revenue, earnings, or liquidity.

Recent Accounting Standards

The issuance of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our exposure to market risk as of December 31, 2023, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal control structure of an acquired business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the recently acquired business.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024. As of March 31, 2024, the remaining amount authorized for share repurchases was $97.7 million.

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2024 and 2023, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	May 1, 2024	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)