Form 10-Q
period 2024-06-30
Knowles Corp
filed 2024-07-31
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 29, 2024 was 88,427,283.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$204.7	$173.0	$401.1	$317.3
Cost of goods sold	127.9	105.8	253.4	196.2
Gain on sale of fixed assets	(1.1)	(4.8)	(1.1)	(4.8)
Restructuring charges - cost of goods sold	0.3	(1.7)	1.3	(1.6)
Gross profit	77.6	73.7	147.5	127.5
Research and development expenses	20.9	19.7	41.5	39.7
Selling and administrative expenses	43.0	36.5	86.5	70.3
Goodwill impairment	249.4	—	249.4	—
Restructuring charges	(0.1)	0.6	1.4	1.6
Operating expenses	313.2	56.8	378.8	111.6
Operating (loss) earnings	(235.6)	16.9	(231.3)	15.9
Interest expense, net	4.6	0.8	9.0	1.6
Other expense (income), net	0.3	(1.3)	(0.1)	1.0
Gain on sale of asset, net	—	—	(5.4)	—
(Loss) earnings before income taxes	(240.5)	17.4	(234.8)	13.3
Provision for income taxes	18.8	3.8	22.0	4.9
Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4

Net (loss) earnings per share:
Basic	$(2.90)	$0.15	$(2.87)	$0.09
Diluted	$(2.90)	$0.15	$(2.87)	$0.09

Weighted-average common shares outstanding:
Basic	89.4	91.4	89.5	91.4
Diluted	89.4	91.8	89.5	92.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4

Other comprehensive loss, net of tax

Foreign currency translation	(3.2)	(13.3)	(6.6)	(9.7)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	0.2	0.3	0.4
Net change in employee benefit plans	0.2	0.2	0.3	0.4

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(1.3)	(4.0)	(2.6)	(3.9)
Net losses reclassified into earnings	0.3	0.4	1.3	0.5
Total cash flow hedges	(1.0)	(3.6)	(1.3)	(3.4)

Other comprehensive loss, net of tax	(4.0)	(16.7)	(7.6)	(12.7)

Comprehensive loss	$(263.3)	$(3.1)	$(264.4)	$(4.3)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$84.0	$87.3
Receivables, net of allowances of $0.1 and $0.2	136.1	135.3
Inventories, net	190.1	196.4
Prepaid and other current assets	12.7	9.8
Total current assets	422.9	428.8
Property, plant, and equipment, net	159.4	175.4
Goodwill	291.2	540.7
Intangible assets, net	177.3	189.4
Operating lease right-of-use assets	10.6	13.1
Other assets and deferred charges	116.7	115.4
Total assets	$1,178.1	$1,462.8

Current liabilities:
Current maturities of long-term debt	$48.8	$47.1
Accounts payable	52.5	51.3
Accrued compensation and employee benefits	32.2	33.0
Operating lease liabilities	4.1	5.1
Other accrued expenses	22.0	25.0
Federal and other taxes on income	19.3	3.1
Total current liabilities	178.9	164.6
Long-term debt	212.4	224.1
Deferred income taxes	0.8	0.7
Long-term operating lease liabilities	6.9	8.2
Other liabilities	26.1	31.1
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 98,031,163 and 88,393,342 shares issued and outstanding at June 30, 2024, respectively, and 97,297,703 and 89,092,871 shares issued and outstanding at December 31, 2023, respectively	1.0	1.0
Treasury stock - at cost; 9,637,821 and 8,204,832 shares at June 30, 2024 and December 31, 2023, respectively	(176.3)	(151.2)
Additional paid-in capital	1,698.3	1,689.9
Accumulated deficit	(632.6)	(375.8)
Accumulated other comprehensive loss	(137.4)	(129.8)
Total stockholders' equity	753.0	1,034.1
Total liabilities and stockholders' equity	$1,178.1	$1,462.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2024	97,949,177	$1.0	(8,204,832)	$(151.2)	$1,690.8	$(373.3)	$(133.4)	$1,033.9
Net loss	—	—	—	—	—	(259.3)	—	(259.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.0)	(4.0)
Repurchase of common stock	—	—	(1,432,989)	(25.0)	—	—	—	(25.0)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	7.4	—	—	7.4
Exercise of stock options	10,325	—	—	—	0.2	—	—	0.2
Restricted stock unit settlement, net of tax	71,661	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	$753.0

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2023	97,146,487	$1.0	(5,786,987)	$(110.8)	$1,668.7	$(453.4)	$(118.1)	$987.4
Net earnings	—	—	—	—	—	13.6	—	13.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16.7)	(16.7)
Repurchase of common stock	—	—	(299,679)	(5.0)	—	—	—	(5.0)
Stock-based compensation expense	—	—	—	—	7.1	—	—	7.1
Exercise of stock options	10,505	—	—	—	0.2	—	—	0.2
Restricted and performance stock unit settlement, net of tax	71,861	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net loss	—	—	—	—	—	(256.8)	—	(256.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.6)	(7.6)
Repurchase of common stock	—	—	(1,432,989)	(25.0)	—	—	—	(25.0)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	14.1	—	—	14.1
Exercise of stock options	10,325	—	—	—	0.2	—	—	0.2
Restricted and performance stock unit settlement, net of tax	723,135	—	—	—	(5.9)	—	—	(5.9)
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	$753.0

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net earnings	—	—	—	—	—	8.4	—	8.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12.7)	(12.7)
Repurchase of common stock	—	—	(733,438)	(12.5)	—	—	—	(12.5)
Stock-based compensation expense	—	—	—	—	14.9	—	—	14.9
Exercise of stock options	193,241	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	604,008	—	—	—	(6.1)	—	—	(6.1)
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net (loss) earnings	$(256.8)	$8.4
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Goodwill impairment	249.4	—
Depreciation and amortization	27.4	23.2
Stock-based compensation	14.1	14.9
Deferred income taxes	0.9	3.7
Non-cash interest expense and amortization of debt issuance costs	4.3	0.4
Gain on sale of fixed assets	(1.1)	(4.8)
Gain on sale of asset	(7.2)	—
Non-cash restructuring charges	0.4	(1.7)
Other, net	(0.4)	(2.8)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(1.0)	16.9
Inventories, net	3.4	(26.8)
Prepaid and other current assets	(2.4)	(2.4)
Accounts payable	2.8	7.3
Accrued compensation and employee benefits	(0.6)	(2.7)
Other accrued expenses	(2.6)	0.5
Accrued taxes	17.2	(2.6)
Other non-current assets and non-current liabilities	(5.6)	(9.1)
Net cash provided by operating activities	42.2	22.4

Investing Activities
Proceeds from the sale of property, plant, and equipment	—	12.1
Proceeds from the sale of asset	7.2	—
Capital expenditures	(6.6)	(7.9)
Purchase of investments	(0.5)	(0.4)
Proceeds from the sale of investments	0.5	0.4
Net cash provided by investing activities	0.6	4.2

Financing Activities
Payments under revolving credit facility	(92.0)	—
Borrowings under revolving credit facility	78.0	—
Repurchase of common stock	(25.0)	(12.5)
Tax on restricted and performance stock unit vesting and stock option exercises	(5.9)	(6.1)
Payments of debt issuance costs	—	(1.9)
Payments of finance lease obligations	(1.3)	(1.2)
Proceeds from exercise of stock options	0.2	1.6
Net cash used in financing activities	(46.0)	(20.1)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)

Net (decrease) increase in cash and cash equivalents	(3.3)	6.2
Cash and cash equivalents at beginning of period	87.3	48.2
Cash and cash equivalents at end of period	$84.0	$54.4

Supplemental information - cash paid for:
Income taxes	$6.3	$7.0
Interest	$6.9	$1.8

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2024 and 2023, the Company repurchased 1,432,989 and 733,438 shares of common stock, respectively for a total of $25.0 million and $12.5 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2024 and 2023 were $1.0 million and $1.8 million, respectively. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

Operating lease liabilities arising from obtaining right-of-use assets for the six months ended June 30, 2024 and 2023 were $0.6 million and $1.9 million, respectively.

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

CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under Accounting Standards Codification 805. The Company has substantially completed the purchase price allocation for the acquisition of CD and has recorded certain measurement period adjustments to the purchase price allocation during the six months ended June 30, 2024. As additional information is obtained about the net assets acquired within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of the purchase price allocation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The table below represents a preliminary allocation of the purchase price to net assets acquired as of November 1, 2023:

(in millions)
Receivables	$13.4
Inventories	40.1
Property, plant, and equipment	30.6
Customer relationships	82.5
Developed technology	19.1
Trademarks	14.0
Operating lease right-of-use assets	3.4
Other assets and deferred charges	3.6
Goodwill	69.5
Current liabilities assumed	(10.9)
Deferred income taxes	(15.8)
Long-term operating lease liabilities	(2.7)
Total purchase price	$246.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
As reported	$204.7	$173.0	$401.1	$317.3
Pro-forma	204.7	207.5	401.1	389.0
Net (loss) earnings:
As reported	$(259.3)	$13.6	$(256.8)	$8.4
Pro-forma	(256.5)	12.0	(250.2)	5.3
Basic (loss) earnings per share:
As reported	$(2.90)	$0.15	$(2.87)	$0.09
Pro-forma	(2.87)	0.13	(2.80)	0.06
Diluted (loss) earnings per share:
As reported	$(2.90)	$0.15	$(2.87)	$0.09
Pro-forma	(2.87)	0.13	(2.80)	0.06

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Inventories, net

The following table details the major components of inventories, net:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$142.8	$140.3
Work in progress	35.7	36.7
Finished goods	58.3	63.0
Subtotal	236.8	240.0
Less reserves	(46.7)	(43.6)
Total	$190.1	$196.4

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2024	December 31, 2023
Land	$14.1	$14.3
Buildings and improvements	121.0	122.5
Machinery, equipment, and other	511.2	518.2
Subtotal	646.3	655.0
Less accumulated depreciation	(486.9)	(479.6)
Total	$159.4	$175.4

Depreciation expense totaled $7.7 million and $8.2 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023 depreciation expense totaled $15.8 million and $17.4 million, respectively.

During the three months ended June 30, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the Consumer MEMS Microphones ("CMM") segment to a third party for total proceeds of $11.4 million, which were received in their entirety in the second quarter of 2023. In addition, the Company received $1.1 million in the second quarter of 2023, which was initially reserved for a third-party payment. The Company transferred control of assets with a fair value of approximately $5.7 million during the three months ended June 30, 2023, resulting in a gain on sale of approximately $5.7 million. The remaining assets were transferred to the buyer in the third quarter of 2023 for a gain on sale of $5.3 million and in the first quarter of 2024 for an immaterial gain. During the three months ended June 30, 2024, the Company recorded an additional gain on the sale of these assets of approximately $1.1 million as a result of changing its estimate on the amount owed to the third party. The Company has now completed this sale transaction.

The gains on sale are reflected in the Consolidated Statements of Earnings as follows:

	Three Months Ended June 30,
(in millions)	2024	2023
Gain on sale of fixed assets	$(1.1)	$(4.8)
Restructuring charges - cost of goods sold (1)	—	(0.9)
Total	$(1.1)	$(5.7)
(1) See also Note 7. Restructuring and Related Activities.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Consumer MEMS Microphones	Total
Gross value at December 31, 2023	$132.8	$137.7	$741.1	$1,011.6
Accumulated impairment loss	—	—	(470.9)	(470.9)
Net carrying value at December 31, 2023	132.8	137.7	270.2	540.7
Goodwill impairment	—	—	(249.4)	(249.4)
Measurement period adjustments	(0.1)	—	—	(0.1)
Net carrying value at June 30, 2024	$132.7	$137.7	$20.8	$291.2

The Company tests goodwill for impairment at least annually as of October 1, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units may exceed their respective fair values on a more likely than not basis. Recoverability of goodwill is measured at the reporting unit level. The Company’s three reporting units are Precision Devices ("PD"), MedTech & Specialty Audio ("MSA"), and CMM. The impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value.

On September 18, 2023, the Company announced that it was reviewing strategic alternatives for the CMM business. This review included a range of possibilities, including a potential sale or restructuring of the business. During the second quarter of 2024, the Company evaluated the potential outcomes of its strategic review and determined that it was more likely than not that the fair value of the CMM reporting unit was below its carrying value and recorded a goodwill impairment charge of $249.4 million for the three and six months ended June 30, 2024. The goodwill impairment charge is presented within "Operating expenses" on the Consolidated Statements of Earnings. As of June 30, 2024, the criteria for held-for-sale classification was not met as management did not deem a transaction to be probable at that time.

The Company also recorded measurement period adjustments totaling $0.1 million to goodwill during the six months ended June 30, 2024 related to the 2023 acquisition of CD.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$16.0	$1.8	$16.0	$1.2
Customer relationships	120.6	22.5	121.1	16.0
Developed technology	64.5	31.9	64.5	27.4
Other	2.4	2.0	2.4	2.0
Total	203.5	58.2	204.0	46.6
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$177.3		$189.4

During the six months ended June 30, 2024, the Company sold certain technology related to the CMM segment to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the six months ended June 30, 2024.

The Company recorded measurement period adjustments totaling $0.5 million to customer relationships during six months ended June 30, 2024 related to acquisitions completed in 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amortization expense totaled $5.7 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023 amortization expense totaled $11.6 million and $5.8 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2024	$11.4
2025	22.4
2026	16.5
2027	16.5
2028	15.8
2029 and thereafter	62.7
Total	$145.3

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded a credit of $0.1 million and restructuring charges of $1.7 million during the three and six months ended June 30, 2024, respectively, related to headcount reductions and $0.3 million and $1.0 million during the three and six months ended June 30, 2024, respectively, for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations within the PD segment.

The Company recorded charges of $0.3 million and $1.3 million within Gross profit for the three and six months ended June 30, 2024, respectively, and the remaining credit of $0.1 million and expense of $1.4 million within Operating expenses for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $0.6 million and $1.4 million to rationalize the MEMS Microphones product line, which is included within the Consumer MEMS Microphones segment, and $0.3 million for Corporate charges for the six months ended June 30, 2023.

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

The Company recorded credits of $1.7 million and $1.6 million for the aforementioned restructuring charges within Gross profit for the three and six months ended June 30, 2023, respectively, and the remaining $0.6 million and $1.6 million of expense within Operating expenses for the three and six months ended June 30, 2023, respectively.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Precision Devices	$0.2	$—	$2.7	$—
Consumer MEMS Microphones	—	(1.1)	—	(0.3)
Corporate	—	—	—	0.3
Total	$0.2	$(1.1)	$2.7	$—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2023	$2.4	$16.8	$19.2
Restructuring charges	2.7	—	2.7
Payments	(2.8)	(5.7)	(8.5)
Other, including foreign currency	(0.4)	(1.6)	(2.0)
Balance at June 30, 2024	$1.9	$9.5	$11.4
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $4.7 million and $6.1 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Other accrued expenses	$6.6	$8.5
Other liabilities	4.8	10.7
Total	$11.4	$19.2

8. Borrowings

Borrowings consist of the following:

(in millions)	June 30, 2024	December 31, 2023
$400.0 million Revolving Credit Facility	$146.0	$160.0
Seller Note	115.2	111.2
Total	261.2	271.2
Less current maturities of Seller Note	48.8	47.1
Total long-term debt	$212.4	$224.1

Total debt principal payments over the next five years are as follows:

(in millions)
Q3-Q4 2024	$50.0
2025	72.9
2026	—
2027	—
2028	146.0

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On June 17, 2024, the Company obtained consent from its lenders that would allow it to consummate the Specified Disposition without satisfying the 75% cash consideration condition contained in the A&R Credit Agreement so long as at least 30% of the consideration consists of cash.

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At June 30, 2024, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 7.22% and 6.24% for the six months ended June 30, 2024 and 2023, respectively. The weighted-average commitment fee on the revolving line of credit was 0.26% and 0.23% for the six months ended June 30, 2024 and 2023, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Seller Note

On November 1, 2023, the Company completed the acquisition of CD for a total purchase price of $246.8 million. This acquisition was funded by borrowings on the Revolving Credit Facility and an interest-free note from the seller with aggregate principal payments of $122.9 million (the "Seller Note"). The Seller Note is due and payable in cash with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025. On the acquisition date, the Company recorded the Seller Note at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company recognized imputed interest expense on the Seller Note of approximately $2.0 million and $4.0 million for the three and six months ended June 30, 2024, respectively.

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

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive loss were as follows::

	Three Months Ended
	June 30, 2024			June 30, 2023
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(3.2)	$—	$(3.2)	$(13.3)	$—	$(13.3)
Employee benefit plans	0.2	—	0.2	0.1	0.1	0.2
Changes in fair value of cash flow hedges	(0.9)	(0.1)	(1.0)	(4.0)	0.4	(3.6)
Total other comprehensive loss	$(3.9)	$(0.1)	$(4.0)	$(17.2)	$0.5	$(16.7)

	Six Months Ended
	June 30, 2024			June 30, 2023
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.6)	$—	$(6.6)	$(9.7)	$—	$(9.7)
Employee benefit plans	0.3	—	0.3	0.3	0.1	0.4
Changes in fair value of cash flow hedges	(1.5)	0.2	(1.3)	(4.1)	0.7	(3.4)
Total other comprehensive loss	$(7.8)	$0.2	$(7.6)	$(13.5)	$0.8	$(12.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the changes in balances of each component of accumulated other comprehensive loss, net of tax during the six months ended June 30, 2024 and 2023:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive (loss) earnings, net of tax	(1.3)	0.3	(6.6)	(7.6)
Balance at June 30, 2024	$(2.0)	$(15.9)	$(119.5)	$(137.4)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive (loss) earnings, net of tax	(3.4)	0.4	(9.7)	(12.7)
Balance at June 30, 2023	$(2.4)	$(15.9)	$(116.5)	$(134.8)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.2	$0.1
Tax	Provision for income taxes	—	0.1
Net of tax		$0.2	$0.2

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.4	$0.5
Tax	Provision for income taxes	(0.1)	(0.1)
Net of tax		$0.3	$0.4

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.3	$0.3
Tax	Provision for income taxes	—	0.1
Net of tax		$0.3	$0.4

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.6	$0.6
Tax	Provision for income taxes	(0.3)	(0.1)
Net of tax		$1.3	$0.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR for the three and six months ended June 30, 2024 was (7.8)% (inclusive of discrete items totaling $0.1 million of tax expense) and (9.4)% (inclusive of discrete items totaling $0.9 million of tax expense), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2024 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three and six months ended June 30, 2024 was (7.8)% and (9.0)%, respectively. The Company's ETR for the three and six months ended June 30, 2023 was 21.8% (inclusive of discrete items totaling $0.1 million of expense) and 36.8% (inclusive of discrete items totaling $0.7 million of expense), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2023 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the three and six months ended June 30, 2023 was 21.3% and 31.6%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provisions for the three and six months ended June 30, 2024 and 2023.

11. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total pre-tax stock-based compensation expense	$7.4	$7.1	$14.1	$14.9
Tax benefit	0.3	0.3	3.0	3.2
Total stock-based compensation expense, net of tax	$7.1	$6.8	$11.1	$11.7
Stock Options

No stock options were granted during the six months ended June 30, 2024 and 2023.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2023	2,104,356	$17.15
Exercised	(10,325)	15.10
Expired	(331,709)	19.27
Outstanding at June 30, 2024	1,762,322	$16.77	$2.1	2.1

Exercisable at June 30, 2024	1,705,929	$16.62	$2.1	2.0

At June 30, 2024, unrecognized compensation expense related to stock options not yet exercisable of $0.2 million is expected to be recognized over a weighted-average period of 0.6 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	2,075,007	$19.49
Granted	1,496,407	16.71
Vested (1)	(920,876)	19.73
Forfeited	(108,071)	18.13
Unvested at June 30, 2024	2,542,467	$17.83
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2024, $32.7 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	864,749	$29.28
Granted	414,680	24.09
Vested (1)	(258,680)	28.49
Forfeited	(69,360)	27.60
Unvested at June 30, 2024	951,389	$27.35
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2024, $14.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4

Basic:
Net (loss) earnings per share	$(2.90)	$0.15	$(2.87)	$0.09
Weighted-average shares outstanding	89.4	91.4	89.5	91.4

Diluted:
Net (loss) earnings per share	$(2.90)	$0.15	$(2.87)	$0.09
Weighted-average shares outstanding	89.4	91.8	89.5	92.1

For the three and six months ended June 30, 2024, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.8 million and 2.6 million, respectively. For the three and six months ended June 30, 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 3.3 million and 2.4 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2024 and December 31, 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. Segment Information

The Company's three reportable segments are Precision Devices, MedTech & Specialty Audio, and Consumer MEMS Microphones. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Precision Devices	$74.1	$47.8	$148.4	$101.5
MedTech & Specialty Audio	59.5	60.6	116.6	106.1
Consumer MEMS Microphones	71.1	64.6	136.1	109.7
Total revenues	$204.7	$173.0	$401.1	$317.3

(Loss) earnings before interest and income taxes:
Precision Devices	$4.2	$4.8	$2.1	$15.5
MedTech & Specialty Audio	24.0	23.6	46.7	35.0
Consumer MEMS Microphones (1)	(246.4)	6.3	(241.1)	(1.9)
Total segments	(218.2)	34.7	(192.3)	48.6
Corporate expense / other	17.7	16.5	33.5	33.7
Interest expense, net	4.6	0.8	9.0	1.6
(Loss) earnings before income taxes	(240.5)	17.4	(234.8)	13.3
Provision for income taxes	18.8	3.8	22.0	4.9
Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4
(1) Includes Goodwill impairment of $249.4 million for the three and six months ended June 30, 2024 and Gain on sale of asset, net of $5.4 million for the six months ended June 30, 2024 (see Note 6. Goodwill and Other Intangible Assets) as well as Gains on sale of fixed assets of $1.1 million for the three and six months ended June 30, 2024 and $5.7 million for the three and six months ended June 30, 2023 (see Note 5. Property, Plant, and Equipment, net).

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	June 30, 2024	December 31, 2023
Precision Devices	$576.3	$577.9
MedTech & Specialty Audio	342.9	351.1
Consumer MEMS Microphones	255.7	530.0
Corporate / eliminations	3.2	3.8
Total	$1,178.1	$1,462.8

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Asia	$112.6	$108.9	$218.3	$188.9
United States	57.9	34.0	116.0	69.3
Europe	26.9	25.7	53.1	49.8
Other Americas	2.6	1.3	5.4	3.4
Other	4.7	3.1	8.3	5.9
Total	$204.7	$173.0	$401.1	$317.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $126.1 million and $129.2 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q, including those statements related to our expectations regarding the acquisition of Cornell Dubilier and the evaluation of strategic alternatives for the CMM business, are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	incurrence of additional impairment charges and a significant charge to earnings due to future events or factors, such as the impairment charge incurred in connection with our strategic alternatives review of the CMM segment (which could result in either a sale or a restructuring of our CMM segment), or changes to the underlying assumptions used to calculate fair value;
o	a significant reduction in MEMS microphone sales due to any weakening in demand, loss of market share, or other factors adversely affecting our levels and the timing of our sale of MEMS microphones;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	difficulties or delays in and/or the Company's inability to realize expected synergies from its acquisitions;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

Overview

We are a market leader and global provider of high performance electronics for demanding applications, including ceramic capacitors and radio frequency ("RF") filters, advanced medtech microphones, balanced armature speakers, advanced micro-acoustic microphones, and audio solutions, serving the medtech, defense, electric vehicle, industrial, communications, and consumer electronics markets. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and through distributors worldwide.

Recent Developments

On September 18, 2023, we announced that we are reviewing strategic alternatives for the CMM business. This review includes a range of possibilities, such as: a potential sale, restructuring the business, as well as continuing to operate the business as is. No assurance can be given that any transaction or other strategic outcomes will result from the review. However, in connection with our strategic alternatives review, in the second quarter of 2024 we determined that it was more likely than not that the fair value of the CMM reporting unit was below its carrying value, resulting in a goodwill impairment charge. While the review continues to progress, we have not set a timetable for its conclusion and do not intend to comment on or provide updates regarding these matters unless and until we determine that further disclosure is appropriate or required. For additional information about the goodwill impairment charge, refer to Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

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

Results of Operations for the Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

	Three Months Ended June 30,
(in millions, except per share amounts)	2024	2023
Revenues	$204.7	$173.0

Gross profit	$77.6	$73.7
Non-GAAP gross profit	$79.7	$72.7

(Loss) earnings before interest and income taxes	$(235.9)	$18.2
Adjusted earnings before interest and income taxes	$29.5	$27.7

Provision for income taxes	$18.8	$3.8
Non-GAAP provision for income taxes	$2.4	$5.0

Net (loss) earnings	$(259.3)	$13.6
Non-GAAP net earnings	$22.5	$21.9

Diluted (loss) earnings per share	$(2.90)	$0.15
Non-GAAP diluted earnings per share	$0.24	$0.23

Revenues

Revenues for the second quarter of 2024 were $204.7 million, compared with $173.0 million for the second quarter of 2023, an increase of $31.7 million or 18.3%. PD revenues increased $26.3 million due to our acquisition of the CD business and higher demand from the medtech market in our legacy PD business, partially offset by lower demand from the industrial and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory. CMM revenues increased $6.5 million, primarily due to higher demand in the mobile, ear, and IoT markets, partially offset by lower average pricing on mature products. MSA revenues decreased $1.1 million, primarily due to lower shipping volumes into the specialty audio market, partially offset by higher shipping volumes of hearing health products driven by stronger end market demand.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2024 was $127.9 million, compared with $105.8 million for the second quarter of 2023, an increase of $22.1 million or 20.9%. This increase was primarily due to our acquisition of CD and higher shipping volumes, partially offset by product cost reductions and favorable foreign currency changes.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the second quarter of 2023 and recorded a gain of $4.8 million. During the second quarter of 2024, we recorded an additional gain on the sale of these assets of approximately $1.1 million. For additional information, refer to Note 5. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2024, we recorded restructuring charges of $0.3 million within Gross profit for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, and a credit of $0.1 million within Operating expenses related to previous headcount reductions, all within the PD segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2024 was $77.6 million, compared with $73.7 million for the second quarter of 2023, an increase of $3.9 million or 5.3%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2024 was 37.9%, compared with 42.6% for the second quarter of 2023. The increase in gross profit was primarily due to our acquisition of CD, product cost reductions, higher shipping volumes, and favorable foreign currency changes, partially offset by lower average pricing on mature products primarily shipped into the mobile market, the decrease in gain on sale of fixed assets, and restructuring charges. The decrease in gross profit margin was primarily due to lower average pricing on mature products shipped into the mobile market, the decrease in gain on sale of fixed assets, impacts of the acquisition of CD, and restructuring charges, partially offset by product cost reductions and favorable foreign currency changes.

Non-GAAP gross profit for the second quarter of 2024 was $79.7 million, compared with $72.7 million for the second quarter of 2023, an increase of $7.0 million or 9.6%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2024 was 38.9%, compared with 42.0% for the second quarter of 2023. The increase in non-GAAP gross profit was primarily due to our acquisition of CD, product cost reductions, higher shipping volumes, and favorable foreign currency changes, partially offset by lower average pricing on mature products primarily shipped into the mobile market, and the decrease in gain on sale of fixed assets. The decrease in non-GAAP gross profit margin was primarily due to lower average pricing on mature products shipped into the mobile market, the decrease in gain on sale of fixed assets, and impacts of the acquisition of CD, partially offset by product cost reductions, and favorable foreign currency changes.

Research and Development Expenses

Research and development expenses for the second quarter of 2024 were $20.9 million, compared with $19.7 million for the second quarter of 2023, an increase of $1.2 million or 6.1%. Research and development expenses as a percentage of revenues for the second quarter of 2024 and 2023 were 10.2% and 11.4%, respectively. The increase in expenses was primarily driven by our acquisition of the CD business that increased expenses in our PD segment, partially offset by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions as we continue to shift our spending to higher margin businesses. The decrease in expenses as a percentage of revenues was driven by our higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2024 were $43.0 million, compared with $36.5 million for the second quarter of 2023, an increase of $6.5 million or 17.8%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2024 and 2023 were 21.0% and 21.1%, respectively. The increase in expenses was primarily driven by our acquisition of CD, partially offset by lower professional service fees. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Goodwill Impairment

In the second quarter of 2024, we recorded a goodwill impairment charge of $249.4 million within the CMM segment. For additional information related to this impairment charge, refer to Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the second quarter of 2024 was $4.6 million, compared with $0.8 million for the second quarter of 2023, an increase of $3.8 million. The increase is primarily due to imputed interest expense on our Seller Note from the CD acquisition and a higher outstanding revolving credit facility balance during the second quarter of 2024. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the second quarter of 2024 was $0.3 million, compared with income of $1.3 million for the second quarter of 2023, a change of $1.6 million. Expense in 2024 primarily represents unfavorable foreign currency changes. Income in the second quarter of 2023 represents favorable foreign currency changes and the unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the second quarter of 2024 and 2023 was (7.8)% and 21.8%, respectively. The ETR for the second quarter of 2024 and 2023 includes discrete items totaling $0.1 million of tax expense in both periods. The discrete items impacting the tax provision for 2024 and 2023 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the second quarter of 2024 and 2023 was (7.8)% and 21.3%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the second quarter of 2024 and 2023. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2024, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the second quarter of 2024 and 2023 was 9.6% and 18.6%, respectively. The non-GAAP ETR includes discrete items totaling $0.1 million of tax expense for the second quarter of 2024. Absent the discrete items, the non-GAAP ETR for the second quarter of 2024 and 2023 was 9.2% and 18.6%, respectively. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year.

Net (Loss) Earnings

Net loss for the second quarter of 2024 was $259.3 million, compared with earnings of $13.6 million for the second quarter of 2023, a decrease of $272.9 million. As described above, the decrease is primarily due to the goodwill impairment charge recorded in 2024 and higher income tax expense, operating expenses, and interest expense, partially offset by higher gross profit.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the second quarter of 2024 was $235.9 million, compared with earnings of $18.2 million for the second quarter of 2023, a decrease of $254.1 million. The change is primarily due to the goodwill impairment charge recorded in 2024 and higher operating expenses, partially offset by higher gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") for the second quarter of 2024 was $29.5 million, compared with $27.7 million for the second quarter of 2023, an increase of $1.8 million. Adjusted EBIT margin (Adjusted EBIT as a percentage of revenues) for the second quarter of 2024 was 14.4%, compared with 16.0% for the second quarter of 2023. The increase in Adjusted EBIT was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses. The decrease in Adjusted EBIT margin was driven by higher revenues.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $2.90 for the second quarter of 2024, compared with earnings per share of $0.15 for the second quarter of 2023, a decrease of $3.05. As described above, the decrease is primarily due to the goodwill impairment charge recorded in 2024 and higher income tax expense, operating expenses, and interest expense, partially offset by higher gross profit.

Non-GAAP diluted earnings per share was $0.24 for the second quarter of 2024, compared with $0.23 for the second quarter of 2023, an increase of $0.01. As described above, the increase was due to higher non-GAAP gross profit and lower non-GAAP income tax expense, partially offset by higher non-GAAP operating expenses and interest expense.

Results of Operations for the Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

	Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023
Revenues	$401.1	$317.3

Gross profit	$147.5	$127.5
Non-GAAP gross profit	$154.4	$127.1

(Loss) earnings before interest and income taxes	$(225.8)	$14.9
Adjusted earnings before interest and income taxes	$55.2	$35.8

Provision for income taxes	$22.0	$4.9
Non-GAAP provision for income taxes	$5.1	$7.2

Net (loss) earnings	$(256.8)	$8.4
Non-GAAP net earnings	$41.1	$27.0

Diluted (loss) earnings per share	$(2.87)	$0.09
Non-GAAP diluted earnings per share	$0.44	$0.28

Revenues

Revenues for the six months ended June 30, 2024 were $401.1 million, compared with $317.3 million for the six months ended June 30, 2023, an increase of $83.8 million or 26.4%. PD revenues increased $46.9 million due to our acquisition of the CD business, partially offset by lower demand from the industrial, communication, and medtech markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory. CMM revenues increased $26.4 million, primarily due to higher demand in the mobile, ear, IoT, and computing markets, partially offset by lower average pricing on mature products. MSA revenues increased $10.5 million, primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market. In addition, revenues in the six months ended June 30, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Cost of Goods Sold

COGS for the six months ended June 30, 2024 was $253.4 million, compared with $196.2 million for the six months ended June 30, 2023, an increase of $57.2 million or 29.2%. This increase was primarily due to our acquisition of CD, higher shipping volumes, and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and favorable foreign currency changes.

Gain on Sale of Fixed Assets

As a result of transitioning to our next generation of MEMS wafer manufacturing technology, we sold certain machinery and equipment related to the CMM segment in the six months ended June 30, 2023 and recorded a gain of $4.8 million. During the six months ended June 30, 2024, we recorded an additional gain on the sale of these assets of approximately $1.1 million. For additional information, refer to Note 5. Property, Plant, and Equipment, net to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2024, we recorded restructuring charges of $1.7 million related to headcount reductions and $1.0 million for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, all within our PD segment. These actions resulted in restructuring charges of $1.3 million within Gross profit and $1.4 million within Operating expenses. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2024 was $147.5 million, compared with $127.5 million for the six months ended June 30, 2023, an increase of $20.0 million or 15.7%. Gross profit margin for the six months ended June 30, 2024 was 36.8%, compared with 40.2% for the six months ended June 30, 2023. The increase in gross profit was primarily due to our acquisition of CD, higher shipping volumes, product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment, partially offset by lower average pricing on mature products shipped primarily into the mobile market, the decrease in gain on sale of fixed assets, lower factory capacity utilization in our legacy PD business, our acquisition-related costs of CD, and restructuring charges. The decrease in gross profit margin was primarily due to lower average pricing on mature products shipped into the mobile market, impacts of the acquisition of CD, the decrease in gain on sale of fixed assets, lower factory capacity utilization in our legacy PD business, our acquisition-related costs of CD, and restructuring charges, partially offset by product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment.

Non-GAAP gross profit for the six months ended June 30, 2024 was $154.4 million, compared with $127.1 million for the six months ended June 30, 2023, an increase of $27.3 million or 21.5%. Non-GAAP gross profit margin for the six months ended June 30, 2024 was 38.5%, compared with 40.1% for the six months ended June 30, 2023. The increase in non-GAAP gross profit was primarily due to our acquisition of CD, higher shipping volumes, product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment, partially offset by lower average pricing on mature products primarily shipped into the mobile market, the decrease in gain on sale of fixed assets, and lower factory capacity utilization in our legacy PD business. The decrease in non-GAAP gross profit margin was primarily due to lower average pricing on mature products shipped into the mobile market, impacts of the acquisition of CD, the decrease in gain on sale of fixed assets, and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions, favorable foreign currency changes, and higher factory capacity utilization in our CMM segment.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 were $41.5 million, compared with $39.7 million for the six months ended June 30, 2023, an increase of $1.8 million or 4.5%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2024 and 2023 were 10.3% and 12.5%, respectively. The increase in expenses was primarily driven by our acquisition of the CD business that increased expenses in our PD segment, partially offset by reduced spending in our CMM segment driven by the benefits of prior year restructuring actions as we continue to shift our spending to our higher margin businesses. The decrease in expenses as a percentage of revenues was driven by our higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2024 were $86.5 million, compared with $70.3 million for the six months ended June 30, 2023, an increase of $16.2 million or 23.0%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2024 and 2023 were 21.6% and 22.2%, respectively. The increase in expenses was primarily driven by our acquisition of CD, partially offset by lower professional service fees. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Goodwill Impairment

In the six months ended June 30, 2024, we recorded a goodwill impairment charge of $249.4 million within the CMM segment. For additional information related to this impairment charge, refer to Note 6. Goodwill and Other Intangible Assets to our Consolidated Financial Statements.

Interest Expense, net

Interest expense for the six months ended June 30, 2024 was $9.0 million, compared with $1.6 million for the six months ended June 30, 2023, an increase of $7.4 million. The increase is primarily due to imputed interest expense on our Seller Note from the CD acquisition and a higher outstanding revolving credit facility balance during the six months ended June 30, 2024. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other (Income) Expense, net

Other income for the six months ended June 30, 2024 was $0.1 million, compared with expense of $1.0 million for the six months ended June 30, 2023, a change of $1.1 million. Income in 2024 primarily represents unrealized gains in our investment balances, partially offset by unfavorable foreign currency changes. Expense in 2023 represents unfavorable foreign currency changes, partially offset by the unrealized gains in our investment balances.

Gain on Sale of Asset, net

The gain on sale of asset of $5.4 million is related to the sale of intellectual property previously used in the Intelligent Audio product line, which is included within the CMM segment. For additional information, refer to Note 6. Goodwill and Other Intangible Assets.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR for the six months ended June 30, 2024 and 2023 was (9.4)% and 36.8%, respectively. The ETR for the six months ended June 30, 2024 and 2023 includes discrete items totaling $0.9 million and $0.7 million of tax expense, respectively. The discrete items impacting the tax provision for 2024 and 2023 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the six months ended June 30, 2024 and 2023 was (9.0)% and 31.6%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the six months ended June 30, 2024 and 2023. The change in the ETR was mainly due to the book goodwill impairment recorded in the second quarter of 2024, as well as the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the six months ended June 30, 2024 and 2023 was 11.0% and 21.1%, respectively. The non-GAAP ETR includes discrete items totaling $0.8 million and $0.9 million of tax expense for the six months ended June 30, 2024 and 2023, respectively. Absent the discrete items, the non-GAAP ETR for the six months ended June 30, 2024 and 2023 was 9.3% and 18.4%, respectively. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year.

Net (Loss) Earnings

Net loss for the six months ended June 30, 2024 was $256.8 million, compared with earnings of $8.4 million for the six months ended June 30, 2023, a decrease of $265.2 million. As described above, the decrease is primarily due to the goodwill impairment charge recorded in 2024 and higher operating expenses, income tax expense, and interest expense, partially offset by higher gross profit and the gain on sale of asset.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

Loss before interest and income taxes for the six months ended June 30, 2024 was $225.8 million, compared with earnings of $14.9 million for the six months ended June 30, 2023, a decrease of $240.7 million. The change is is primarily due to the goodwill impairment charge recorded in 2024 and higher operating expenses, partially offset by higher gross profit and the gain on sale of asset.

Adjusted EBIT for the six months ended June 30, 2024 was $55.2 million, compared with $35.8 million for the six months ended June 30, 2023, an increase of $19.4 million. Adjusted EBIT margin for the six months ended June 30, 2024 was 13.8%, compared with 11.3% for the six months ended June 30, 2023. The increases were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Diluted (Loss) Earnings per Share and Non-GAAP Diluted Earnings per Share

Diluted loss per share was $2.87 for the six months ended June 30, 2024, compared with earnings per share of $0.09 for the six months ended June 30, 2023, a decrease of $2.96. As described above, the decrease is primarily due to the goodwill impairment charge recorded in 2024 and higher operating expenses, income tax expense, and interest expense, partially offset by higher gross profit and the gain on sale of asset.

Non-GAAP diluted earnings per share was $0.44 for the six months ended June 30, 2024, compared with $0.28 for the six months ended June 30, 2023, an increase of $0.16. As described above, the increase was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and interest expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Gross profit	$77.6	$73.7	$147.5	$127.5
Stock-based compensation expense	0.5	0.7	1.0	1.2
Restructuring charges	0.3	(1.7)	1.3	(1.6)
Production transfer costs (2)	0.7	—	1.5	—
Acquisition-related costs (3)	0.6	—	2.0	—
Other (4)	—	—	1.1	—
Non-GAAP gross profit	$79.7	$72.7	$154.4	$127.1

Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4
Interest expense, net	4.6	0.8	9.0	1.6
Provision for income taxes	18.8	3.8	22.0	4.9
(Loss) earnings before interest and income taxes	(235.9)	18.2	(225.8)	14.9
Stock-based compensation expense	7.4	7.1	14.1	14.9
Intangibles amortization expense	5.7	2.9	11.6	5.8
Goodwill impairment	249.4	—	249.4	—
Restructuring charges	0.2	(1.1)	2.7	—
Production transfer costs (2)	0.8	—	1.6	—
Acquisition-related costs (3)	2.0	—	6.2	—
Gain on sale of asset (5)	—	—	(5.4)	—
Other (4)	(0.1)	0.6	0.8	0.2
Adjusted earnings before interest and income taxes	$29.5	$27.7	$55.2	$35.8

Provision for income taxes	$18.8	$3.8	$22.0	$4.9
Income tax effects of non-GAAP reconciling adjustments (6)	(16.4)	1.2	(16.9)	2.3
Non-GAAP provision for income taxes	$2.4	$5.0	$5.1	$7.2

Net (loss) earnings	$(259.3)	$13.6	$(256.8)	$8.4
Non-GAAP reconciling adjustments (7)	265.4	9.5	281.0	20.9
Income tax effects of non-GAAP reconciling adjustments (6)	(16.4)	1.2	(16.9)	2.3
Non-GAAP net earnings	$22.5	$21.9	$41.1	$27.0

Diluted (loss) earnings per share	$(2.90)	$0.15	$(2.87)	$0.09
Earnings per share non-GAAP reconciling adjustment (6)(7)	3.14	0.08	3.31	0.19
Non-GAAP diluted earnings per share	$0.24	$0.23	$0.44	$0.28

Diluted average shares outstanding	89.4	91.8	89.5	92.1
Non-GAAP adjustment (8)	3.8	3.1	3.5	2.7
Non-GAAP diluted average shares outstanding (8)	93.2	94.9	93.0	94.8

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
(2)    Production transfer costs represent duplicate costs incurred to migrate manufacturing to facilities primarily within the United States. These amounts are included in the corresponding Gross profit and (Loss) earnings before interest and income taxes for each period presented.
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
(7)    The non-GAAP reconciling adjustments are those adjustments made to reconcile (Loss) earnings before interest and income taxes to Adjusted earnings before interest and income taxes.
(8)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

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

Precision Devices

	Three Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$74.1		$47.8

Earnings before interest and income taxes	$4.2	5.7%	$4.8	10.0%
Stock-based compensation expense	0.7		1.1
Intangibles amortization expense	4.2		1.4
Restructuring charges	0.2		—
Production transfer costs (1)	0.8		—
Acquisition-related costs (2)	1.7		—
Adjusted earnings before interest and income taxes	$11.8	15.9%	$7.3	15.3%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $74.1 million for the second quarter of 2024, compared with $47.8 million for the second quarter of 2023, an increase of $26.3 million or 55.0%. Revenues increased due to our acquisition of the CD business and higher demand from the medtech market in our legacy PD business, partially offset by lower demand from the industrial and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD Earnings before interest and income taxes ("EBIT") was $4.2 million for the second quarter of 2024, compared with $4.8 million for the second quarter of 2023, a decrease of $0.6 million. EBIT margin for the second quarter of 2024 was 5.7%, compared to 10.0% for the second quarter of 2023. The decreases were primarily due to increased operating expenses, partially offset by higher gross profit. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses of $2.8 million. The gross profit increase was primarily driven by our acquisition of CD, partially offset by lower gross profit margins. The lower gross profit margins were impacted by the acquisition of CD, acquisition-related costs, and production transfer costs.

PD Adjusted EBIT was $11.8 million for the second quarter of 2024, compared with $7.3 million for the second quarter of 2023, an increase of $4.5 million. Adjusted EBIT margin for the second quarter of 2024 was 15.9%, compared with 15.3% for the second quarter of 2023. The increases were primarily due to higher non-GAAP gross profit, partially offset by increased non-GAAP operating expenses. The non-GAAP gross profit increase was primarily driven by our acquisition of CD, partially offset by lower non-GAAP gross profit margins. The lower non-GAAP gross profit margins were impacted by the acquisition of CD. The increase in non-GAAP operating expenses was primarily driven by the acquisition of the CD business.

MedTech & Specialty Audio

	Three Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$59.5		$60.6

Earnings before interest and income taxes	$24.0	40.3%	$23.6	38.9%
Stock-based compensation expense	1.0		0.8
Adjusted earnings before interest and income taxes	$25.0	42.0%	$24.4	40.3%

Revenues

MSA revenues were $59.5 million for the second quarter of 2024, compared with $60.6 million for the second quarter of 2023, a decrease of $1.1 million or 1.8%. Revenues decreased primarily due to lower shipping volumes into the specialty audio market, partially offset by higher shipping volumes of hearing health products driven by stronger end market demand.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $24.0 million for the second quarter of 2024, compared with $23.6 million for the second quarter of 2023, an increase of $0.4 million or 1.7%. EBIT margin for the second quarter of 2024 was 40.3%, compared with 38.9% for the second quarter of 2023. The increases were primarily due to higher gross profit margins and lower operating expenses, partially offset by lower revenues. The higher gross profit margin was driven by favorable mix, product cost reductions, and favorable foreign currency changes.

MSA Adjusted EBIT was $25.0 million for the second quarter of 2024, compared with $24.4 million for the second quarter of 2023, an increase of $0.6 million. Adjusted EBIT margin for the second quarter of 2024 was 42.0%, compared to 40.3% for the second quarter of 2023. The increases were primarily due to higher non-GAAP gross profit margins and lower operating expenses, partially offset by lower revenues. The higher non-GAAP gross profit margin was driven by favorable mix, product cost reductions, and favorable foreign currency changes.

Consumer MEMS Microphones

	Three Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$71.1		$64.6

(Loss) earnings before interest and income taxes	$(246.4)	(346.6)%	$6.3	9.8%
Stock-based compensation expense	1.5		1.9
Intangibles amortization expense	1.5		1.5
Goodwill impairment	249.4		—
Restructuring charges	—		(1.1)
Other (1)	0.2		(0.2)
Adjusted earnings before interest and income taxes	$6.2	8.7%	$8.4	13.0%
(1) Other represents the ongoing net lease cost (income) related to facilities not used in operations.

Revenues

CMM revenues were $71.1 million for the second quarter of 2024, compared with $64.6 million for the second quarter of 2023, an increase of $6.5 million or 10.1%. Revenues increased primarily due to higher demand in the mobile, ear, and IoT markets, partially offset by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

CMM loss before interest and income taxes was $246.4 million for the second quarter of 2024, compared with earnings of $6.3 million for the second quarter of 2023, a decrease of $252.7 million. The decrease was primarily due to the goodwill impairment charge recorded in 2024 and lower gross profit margins, partially offset by higher revenues. The lower gross profit margin was driven by lower average pricing on mature products primarily shipped into the mobile market and the decrease in gain on sale of fixed assets, partially offset by product cost reductions and favorable foreign currency changes.

CMM Adjusted EBIT was $6.2 million for the second quarter of 2024, compared with $8.4 million for the second quarter of 2023, a decrease of $2.2 million. Adjusted EBIT margin for the second quarter of 2024 was 8.7%, compared to 13.0% for the second quarter of 2023. The decreases in Adjusted EBIT were primarily due to lower non-GAAP gross profit margins, partially offset by higher revenues. The lower non-GAAP gross profit margin was driven by lower average pricing on mature products primarily shipped into the mobile market and the decrease in gain on sale of fixed assets, partially offset by product cost reductions and favorable foreign currency changes.

Segment Results of Operations for the Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Precision Devices

	Six Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$148.4		$101.5

Earnings before interest and income taxes	$2.1	1.4%	$15.5	15.3%
Stock-based compensation expense	0.8		2.0
Intangibles amortization expense	8.6		2.8
Restructuring charges	2.7		—
Production transfer costs (1)	1.6		—
Acquisition-related costs (2)	5.3		—
Other	0.5		—
Adjusted earnings before interest and income taxes	$21.6	14.6%	$20.3	20.0%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $148.4 million for the six months ended June 30, 2024, compared with $101.5 million for the six months ended June 30, 2023, an increase of $46.9 million or 46.2%. Revenues increased due to our acquisition of the CD business, partially offset by lower demand from the industrial, communication, and medtech markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $2.1 million for the six months ended June 30, 2024, compared with $15.5 million for the six months ended June 30, 2023, a decrease of $13.4 million. EBIT margin for the six months ended June 30, 2024 was 1.4%, compared to 15.3% for the six months ended June 30, 2023. The decreases were primarily due to increased operating expenses, partially offset by higher gross profit. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses of $5.8 million. The gross profit increase was primarily driven by our acquisition of CD, partially offset by lower gross profit margins. The lower gross profit margins were impacted by the acquisition of CD, acquisition-related costs, lower factory capacity utilization in our legacy PD business, restructuring charges, and production transfer costs.

PD Adjusted EBIT was $21.6 million for the six months ended June 30, 2024, compared with $20.3 million for the six months ended June 30, 2023, an increase of $1.3 million. Adjusted EBIT margin for the six months ended June 30, 2024 was 14.6%, compared with 20.0% for the six months ended June 30, 2023. The increase in Adjusted EBIT was primarily due to higher revenues and non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and lower non-GAAP gross profit margins. The decrease in adjusted EBIT margin was primarily due to higher non-GAAP operating expenses and lower non-GAAP gross profit margins. The increase in operating expenses was primarily driven by the acquisition of the CD business. The lower non-GAAP gross profit margins were impacted by the acquisition of CD and lower factory capacity utilization in our legacy PD business.

MedTech & Specialty Audio

	Six Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$116.6		$106.1

Earnings before interest and income taxes	$46.7	40.1%	$35.0	33.0%
Stock-based compensation expense	2.0		1.7
Adjusted earnings before interest and income taxes	$48.7	41.8%	$36.7	34.6%

Revenues

MSA revenues were $116.6 million for the six months ended June 30, 2024, compared with $106.1 million for the six months ended June 30, 2023, an increase of $10.5 million or 9.9%. Revenues increased primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market. In addition, revenues in the six months ended June 30, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $46.7 million for the six months ended June 30, 2024, compared with $35.0 million for the six months ended June 30, 2023, an increase of $11.7 million or 33.4%. EBIT margin for the six months ended June 30, 2024 was 40.1%, compared with 33.0% for the six months ended June 30, 2023. The increases were primarily due to higher revenues and gross profit margin. The higher gross profit margin was driven by favorable product mix, product cost reductions, and favorable foreign currency changes.

MSA Adjusted EBIT was $48.7 million for the six months ended June 30, 2024, compared with $36.7 million for the six months ended June 30, 2023, an increase of $12.0 million. Adjusted EBIT margin for the six months ended June 30, 2024 was 41.8%, compared to 34.6% for the six months ended June 30, 2023. The increases were primarily due to higher revenues and non-GAAP gross profit margin. The higher non-GAAP gross profit margin was driven by favorable product mix, product cost reductions, and favorable foreign currency changes.

Consumer MEMS Microphones

	Six Months Ended June 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$136.1		$109.7

Loss before interest and income taxes	$(241.1)	(177.1)%	$(1.9)	(1.7)%
Stock-based compensation expense	3.1		3.6
Intangibles amortization expense	3.0		3.0
Goodwill impairment	249.4		—
Restructuring charges	—		(0.3)
Gain on sale of asset, net	(5.4)		—
Other (1)	0.2		(0.6)
Adjusted earnings before interest and income taxes	$9.2	6.8%	$3.8	3.5%
(1) Other represents the ongoing net lease income related to facilities not used in operations.

Revenues

CMM revenues were $136.1 million for the six months ended June 30, 2024, compared with $109.7 million for the six months ended June 30, 2023, an increase of $26.4 million or 24.1%. Revenues increased primarily due to higher demand in the mobile, ear, IoT, and computing markets, partially offset by lower average pricing on mature products.

(Loss) Earnings and Adjusted Earnings Before Interest and Income Taxes

CMM loss before interest and income taxes was $241.1 million for the six months ended June 30, 2024, compared with a $1.9 million loss for the six months ended June 30, 2023, a decrease of $239.2 million. The decrease was primarily due to the goodwill impairment charge recorded in 2024, lower gross profit margin, partially offset by higher revenues and the gain on sale of asset. The lower gross profit margin was driven by lower average pricing on mature products primarily shipped into the mobile market, the decrease in gain on sale of fixed assets, and unfavorable product mix, partially offset by product cost reductions, increased factory capacity utilization, and favorable foreign currency changes.

CMM Adjusted EBIT was $9.2 million for the six months ended June 30, 2024, compared with $3.8 million for the six months ended June 30, 2023, an increase of $5.4 million. Adjusted EBIT margin for the six months ended June 30, 2024 was 6.8%, compared to 3.5% for the six months ended June 30, 2023. The increases in Adjusted EBIT were primarily due to higher revenues, partially offset by lower non-GAAP gross profit margin. The lower non-GAAP gross profit margin was driven by lower average pricing on mature products primarily shipped into the mobile market, the decrease in gain on sale of fixed assets, and unfavorable product mix, partially offset by product cost reductions, increased factory capacity utilization, and favorable foreign currency changes.

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

Due to the global nature of our operations, a significant portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $84.0 million and $87.3 million at June 30, 2024 and December 31, 2023, respectively. Of these amounts, cash held by our non-U.S. operations totaled $34.7 million and $71.8 million as of June 30, 2024 and December 31, 2023, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries. We expect to reduce our cash balance in the second half of the year, primarily driven by the payment of the Seller Note related to the CD acquisition and debt reduction, partially offset by cash generated from operations.

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

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of June 30, 2024, outstanding borrowings under the Credit Facility were $146.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the New Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 8. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. At June 30, 2024, we have $72.7 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2024 and 2023, the Company repurchased 1,432,989 and 733,438 shares of common stock, respectively, for a total of $25.0 million and of $12.5 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$42.2	$22.4
Investing activities	0.6	4.2
Financing activities	(46.0)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net (decrease) increase in cash and cash equivalents	$(3.3)	$6.2

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. Excluding non-cash items, the increase in cash provided by operating activities in 2024 is primarily due to an increase in net earnings driven by higher revenues and gross profit. In addition, cash provided by operating activities was favorably impacted by a reduction in working capital, partially offset by higher restructuring and incentive compensation payments in 2024.

Investing Activities

The cash provided by investing activities during 2024 was primarily driven by proceeds from the sale of intellectual property. In addition, capital expenditures were lower in 2024 as compared to 2023. The cash provided by investing activities during 2023 was primarily driven by proceeds from the sale of certain machinery and equipment, partially offset by capital expenditures to support product innovation and cost savings.

In 2024, we expect capital expenditures to be in the range of 2.0% to 3.0% of revenues.

Financing Activities

Cash used in financing activities during 2024 was primarily related to the $25.0 million of repurchases of common stock, the $14.0 million net borrowings of the revolving credit facility, and the $5.9 million payment of taxes related to net share settlement of equity awards. Cash used in financing activities during 2023 was primarily related to the $12.5 million of repurchases of common stock, the $6.1 million payment of taxes related to net share settlement of equity awards, and the $1.9 million payment of debt issuance costs, partially offset by proceeds of $1.6 million from the exercise of options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our exposure to market risk as of December 31, 2023, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal control structure of an acquired business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the recently acquired business.

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

Below is a summary of share repurchases for the three months ended June 30, 2024:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
May 2024	959,592	$17.37	959,592	$81.0
June 2024	473,397	$17.61	473,397	$72.7
Total Activity	1,432,989	$17.45	1,432,989

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
John Anderson (Senior Vice President & Chief Financial Officer)	Adopt	5/15/2024	X		20,887	12/31/2024
Daniel Giesecke (Senior Vice President & Chief Operating Officer)	Adopt	5/17/2024	X		10,075	2/7/2025
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

10.1	Consent Memorandum, dated June 17, 2024, among JPMorgan Chase Bank, N.A., and the other lenders party thereto

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 31, 2024	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)