Form 10-Q
period 2024-09-30
Knowles Corp
filed 2024-10-29
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 25, 2024 was 88,068,883.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$142.5	$108.1	$411.0	$317.6
Cost of goods sold	79.5	57.5	235.7	172.2
Restructuring charges - cost of goods sold	0.1	0.2	1.4	0.2
Gross profit	62.9	50.4	173.9	145.2
Research and development expenses	10.2	8.1	29.2	24.0
Selling and administrative expenses	33.9	29.4	106.8	87.3
Restructuring charges	0.1	1.5	1.5	1.8
Operating expenses	44.2	39.0	137.5	113.1
Operating earnings	18.7	11.4	36.4	32.1
Interest expense, net	3.9	0.6	12.9	2.2
Other expense (income), net	2.6	(0.5)	2.5	0.5
Earnings before income taxes and discontinued operations	12.2	11.3	21.0	29.4
Provision for (benefit from) income taxes	3.0	(3.9)	8.0	(9.6)
Earnings from continuing operations	9.2	15.2	13.0	39.0
(Loss) earnings from discontinued operations, net	(8.7)	1.4	(269.3)	(14.0)
Net earnings (loss)	$0.5	$16.6	$(256.3)	$25.0

Earnings per share from continuing operations:
Basic	$0.10	$0.17	$0.15	$0.43
Diluted	$0.10	$0.17	$0.14	$0.42

(Loss) earnings per share from discontinued operations:
Basic	$(0.09)	$0.01	$(3.02)	$(0.16)
Diluted	$(0.09)	$0.01	$(2.98)	$(0.15)

Net earnings (loss) per share:
Basic	$0.01	$0.18	$(2.87)	$0.27
Diluted	$0.01	$0.18	$(2.84)	$0.27

Weighted-average common shares outstanding:
Basic	88.7	90.8	89.2	91.2
Diluted	89.7	91.4	90.2	91.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings (loss)	$0.5	$16.6	$(256.3)	$25.0

Other comprehensive earnings (loss), net of tax

Foreign currency translation	17.1	(1.2)	10.5	(10.9)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.3	—	0.6	0.4
Net change in employee benefit plans	0.3	—	0.6	0.4

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	2.5	(1.2)	(0.1)	(5.1)
Net (gains) losses reclassified into earnings	(0.2)	0.8	1.1	1.3
Total cash flow hedges	2.3	(0.4)	1.0	(3.8)

Other comprehensive earnings (loss), net of tax	19.7	(1.6)	12.1	(14.3)

Comprehensive earnings (loss)	$20.2	$15.0	$(244.2)	$10.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$92.6	$87.3
Receivables, net of allowances of $0.1 and $0.2	105.7	90.7
Inventories	124.9	127.0
Prepaid and other current assets	9.8	6.9
Current assets of discontinued operations	103.0	116.9
Total current assets	436.0	428.8
Property, plant, and equipment, net	134.4	141.9
Goodwill	270.4	270.5
Intangible assets, net	162.3	175.6
Operating lease right-of-use assets	7.8	10.2
Other assets and deferred charges	115.6	113.7
Non-current assets of discontinued operations	44.8	322.1
Total assets	$1,171.3	$1,462.8

Current liabilities:
Current maturities of long-term debt	$49.5	$47.1
Accounts payable	34.2	27.0
Accrued compensation and employee benefits	27.0	23.2
Operating lease liabilities	2.3	3.1
Other accrued expenses	18.5	20.9
Federal and other taxes on income	16.4	2.8
Current liabilities of discontinued operations	38.0	40.5
Total current liabilities	185.9	164.6
Long-term debt	175.5	224.1
Deferred income taxes	0.8	0.7
Long-term operating lease liabilities	5.5	6.1
Other liabilities	24.0	29.3
Non-current liabilities of discontinued operations	2.2	3.9
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 98,271,587 and 88,380,502 shares issued and outstanding at September 30, 2024, respectively, and 97,297,703 and 89,092,871 shares issued and outstanding at December 31, 2023, respectively	1.0	1.0
Treasury stock - at cost; 9,891,085 and 8,204,832 shares at September 30, 2024 and December 31, 2023, respectively	(180.8)	(151.2)
Additional paid-in capital	1,707.0	1,689.9
Accumulated deficit	(632.1)	(375.8)
Accumulated other comprehensive loss	(117.7)	(129.8)
Total stockholders' equity	777.4	1,034.1
Total liabilities and stockholders' equity	$1,171.3	$1,462.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	$753.0
Net earnings	—	—	—	—	—	0.5	—	0.5
Other comprehensive earnings, net of tax	—	—	—	—	—	—	19.7	19.7
Repurchase of common stock	—	—	(253,264)	(4.5)	—	—	—	(4.5)
Stock-based compensation expense	—	—	—	—	7.3	—	—	7.3
Exercise of stock options	136,588	—	—	—	1.9	—	—	1.9
Restricted stock unit settlement, net of tax	103,836	—	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2024	98,271,587	$1.0	(9,891,085)	$(180.8)	$1,707.0	$(632.1)	$(117.7)	$777.4

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2023	97,228,853	$1.0	(6,086,666)	$(115.8)	$1,675.9	$(439.8)	$(134.8)	$986.5
Net earnings	—	—	—	—	—	16.6	—	16.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.6)	(1.6)
Repurchase of common stock	—	—	(896,723)	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.9	—	—	6.9
Exercise of stock options	1,929	—	—	—	—	—	—	—
Restricted and performance stock unit settlement, net of tax	9,753	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2023	97,240,535	$1.0	(6,983,389)	$(130.8)	$1,682.7	$(423.2)	$(136.4)	$993.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net loss	—	—	—	—	—	(256.3)	—	(256.3)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	12.1	12.1
Repurchase of common stock	—	—	(1,686,253)	(29.5)	—	—	—	(29.5)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	21.4	—	—	21.4
Exercise of stock options	146,913	—	—	—	2.1	—	—	2.1
Restricted and performance stock unit settlement, net of tax	826,971	—	—	—	(6.4)	—	—	(6.4)
Balance at September 30, 2024	98,271,587	$1.0	(9,891,085)	$(180.8)	$1,707.0	$(632.1)	$(117.7)	$777.4

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9
Net earnings	—	—	—	—	—	25.0	—	25.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14.3)	(14.3)
Repurchase of common stock	—	—	(1,630,161)	(27.5)	—	—	—	(27.5)
Stock-based compensation expense	—	—	—	—	21.8	—	—	21.8
Exercise of stock options	195,170	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	613,761	—	—	—	(6.2)	—	—	(6.2)
Balance at September 30, 2023	97,240,535	$1.0	(6,983,389)	$(130.8)	$1,682.7	$(423.2)	$(136.4)	$993.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net (loss) earnings	$(256.3)	$25.0
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Goodwill impairment	262.5	—
Depreciation and amortization	40.7	33.8
Stock-based compensation	21.4	21.8
Non-cash interest expense and amortization of debt issuance costs	6.4	0.6
Loss on disposal of business	2.3	—
Deferred income taxes	0.7	1.6
Non-cash restructuring charges	0.3	(1.8)
Gain on sale of fixed assets	(1.1)	(10.0)
Gain on sale of asset	(7.2)	—
Other, net	7.4	(2.4)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(8.4)	15.5
Inventories	11.2	(19.0)
Prepaid and other current assets	(0.3)	(0.8)
Accounts payable	5.8	11.3
Accrued compensation and employee benefits	3.5	0.3
Other accrued expenses	(3.1)	(2.7)
Accrued taxes	15.3	(2.3)
Other non-current assets and non-current liabilities	(6.1)	(8.6)
Net cash provided by operating activities	95.0	62.3

Investing Activities
Proceeds from the sale of asset	7.2	—
Proceeds from the sale of property, plant, and equipment	—	12.4
Capital expenditures	(10.3)	(11.8)
Acquisition of asset	—	(0.3)
Purchase of investments	(0.5)	(0.4)
Proceeds from the sale of investments	0.5	0.4
Net cash (used in) provided by investing activities	(3.1)	0.3

Financing Activities
Payments under revolving credit facility	(130.0)	—
Borrowings under revolving credit facility	78.0	—
Repurchase of common stock	(29.5)	(27.5)
Tax on restricted and performance stock unit vesting and stock option exercises	(6.4)	(6.2)
Payments of debt issuance costs	—	(1.9)
Payments of finance lease obligations	(1.4)	(1.3)
Proceeds from exercise of stock options	2.1	1.6
Net cash used in financing activities	(87.2)	(35.3)

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.4)

Net increase in cash and cash equivalents	5.3	26.9
Cash and cash equivalents at beginning of period	87.3	48.2
Cash and cash equivalents at end of period	$92.6	$75.1

Supplemental information - cash paid for:
Income taxes	$8.3	$9.0
Interest	$9.7	$2.8

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As discussed in Note 3. Discontinued Operations, the Company reclassified the results of the Consumer MEMS Microphones ("CMM") segment to discontinued operations in the third quarter of 2024 based on its intention to divest this business. The results of operations and the related assets and liabilities for CMM have been classified as discontinued operations for all periods presented.

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2024 and 2023, the Company repurchased 1,686,253 and 1,630,161 shares of common stock, respectively for a total of $29.5 million and $27.5 million, respectively.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the nine months ended September 30, 2024 and 2023 were $0.6 million and $2.5 million, respectively. These amounts reflect both continuing and discontinued operations.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2024 and 2023 were $1.0 million and $1.6 million, respectively. These amounts reflect both continuing and discontinued operations. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

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

3. Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company’s businesses. On September 18, 2024, the Company entered into a Purchase and Sale Agreement with Syntiant Corp. (the "Purchase Agreement") to sell and assign certain assets and liabilities of the Company’s CMM segment for approximately $150.0 million in total consideration, consisting of $70.0 million in cash, subject to customary working capital and inventory adjustments, and $80.0 million in series D-2 preferred stock of Syntiant, to be issued upon the closing of this transaction. The Company will also share in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. In addition, the Company has committed to provide, under certain circumstances, up to $15.0 million in financing in connection with Syntiant's obligation to have $40.0 million of cash on the balance sheet, which financing would be junior to Syntiant's debt financing.

This transaction, which is subject to customary closing conditions, is expected to occur in the fourth quarter of 2024. The Purchase Agreement contains customary termination rights, including that the parties may terminate the Purchase Agreement (i) by mutual agreement, (ii) if the transaction has not closed by December 31, 2024, subject to certain extensions, or (iii) if a governmental entity with competent jurisdiction has issued a final and non-appealable order permanently restraining, preventing, making illegal, enjoining or otherwise prohibiting the consummation of any of the transactions contemplated by the Purchase Agreement.

The pending disposition of CMM meets the held-for-sale criteria described in Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Results of the Company’s discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues	$72.8	$68.4	$208.9	$178.1
Cost of goods sold	53.4	46.6	154.1	130.0
Gain on sale of fixed assets	—	(5.2)	(1.1)	(10.0)
Restructuring charges - cost of goods sold	—	(0.1)	—	(1.7)
Gross profit	19.4	27.1	55.9	59.8
Research and development expenses	10.1	11.7	32.6	35.5
Selling and administrative expenses	7.0	5.2	20.6	17.6
Goodwill impairment	13.1	—	262.5	—
Restructuring charges	—	—	—	1.3
Operating expenses	30.2	16.9	315.7	54.4
Operating (loss) earnings	(10.8)	10.2	(259.8)	5.4
Loss on disposal of business	2.3	—	2.3	—
Gain on sale of asset, net	—	—	(5.4)	—
(Loss) earnings from discontinued operations before taxes	(13.1)	10.2	(256.7)	5.4
(Benefit from) provision for income taxes	(4.4)	8.8	12.6	19.4
(Loss) earnings from discontinued operations, net	$(8.7)	$1.4	$(269.3)	$(14.0)

During the three and nine months ended September 30, 2024, the Company recorded goodwill impairment charges of $13.1 million and $262.5 million, respectively, to write down the carrying value of CMM to its fair value. In addition, the Company recorded an impairment charge of $2.3 million during the three and nine months ended September 30, 2024 to write down the carrying value of the CMM business to its fair value less costs to sell. This impairment is reflected as “Loss on disposal of business” in the results of discontinued operations above.

During the nine months ended September 30, 2024, the Company sold certain technology related to the CMM segment to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the nine months ended September 30, 2024. This gain is reflected as “Gain on sale of asset, net” in the results of discontinued operations above.

During the nine months ended September 30, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in the second quarter of 2023. In addition, the Company received $1.1 million in the second quarter of 2023, which was initially reserved for a third-party payment. The Company transferred control of a portion of these assets with a fair value of approximately $5.5 million and $11.2 million to the buyer during the three and nine months ended September 30, 2023, respectively, resulting in a gain on sale of approximately $5.3 million and $11.0 million. The remaining assets were transferred to the buyer in the first quarter of 2024 for an immaterial gain. During the nine months ended September 30, 2024, the Company recorded an additional gain on sale of these assets of approximately $1.1 million as a result of changing its estimate on the amount owed to the third party. The Company has now completed this sale transaction.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
These gains on sale are reflected within the results from discontinued operations above as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023	2024	2023
Gain on sale of fixed assets	$(5.2)	$(1.1)	$(10.0)
Restructuring charges - cost of goods sold	(0.1)	—	(1.0)
Total	$(5.3)	$(1.1)	$(11.0)

Assets and liabilities of discontinued operations are summarized below:

(in millions)	September 30, 2024	December 31, 2023
Assets of discontinued operations:
Receivables	$38.0	$44.6
Inventories	62.4	69.4
Prepaid and other assets	2.6	2.9
Total current assets	103.0	116.9
Property, plant and equipment, net	27.0	33.5
Goodwill	7.7	270.2
Intangible assets, net	9.3	13.8
Operating lease right-of-use assets	1.6	2.9
Other assets and deferred charges	1.5	1.7
Valuation allowance on CMM business (1)	(2.3)	—
Total non-current assets	44.8	322.1
Total assets	$147.8	$439.0

Liabilities of discontinued operations:
Accounts payable	$23.3	$24.3
Accrued compensation and employee benefits	10.2	9.8
Operating lease liabilities	1.5	2.0
Other accrued expenses	2.7	4.1
Federal and other taxes on income	0.3	0.3
Total current liabilities	38.0	40.5
Long-term operating lease liabilities	0.7	2.1
Other liabilities	1.5	1.8
Total non-current liabilities	2.2	3.9
Total liabilities	$40.2	$44.4
(1) The valuation allowance reflects the write down of the carrying value of CMM to its fair value less expected costs to sell that was recorded in the third quarter of 2024 when the held-for-sale criteria were met. In accordance with ASC 205-20, this loss was not allocated to the major classes of assets and liabilities of the discontinued operation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Depreciation	$2.6	$3.1	$8.1	$11.3
Amortization of intangible assets	1.5	1.5	4.5	4.5
Capital expenditures	0.2	0.8	0.9	3.8

Capital expenditures included in accounts payable at September 30, 2024 and 2023 for CMM were $0.1 million and $0.3 million. These non-cash amounts are not reflected as "Capital expenditures" above.

Operating lease liabilities arising from obtaining right-of-use assets for CMM for the nine months ended September 30, 2023 were $1.0 million.

4. Acquisition

On November 1, 2023, the Company acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. This purchase price of $246.8 million consisted of $136.9 million in cash payments and an interest-free seller note (the “Seller Note”) with a fair value of $109.9 million. The Seller Note consists of aggregate principal amounts of $122.9 million with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025 and is secured by certain assets (including equity interests) acquired in connection with the acquisition (see also Note 9. Borrowings).

CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under ASC 805. The Company has substantially completed the purchase price allocation for the acquisition of CD and has recorded certain measurement period adjustments to the purchase price allocation during the nine months ended September 30, 2024. As additional information is obtained about the net assets acquired within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of the purchase price allocation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The table below represents a preliminary allocation of the purchase price to net assets acquired as of November 1, 2023:

(in millions)
Receivables	$13.4
Inventories	40.1
Property, plant, and equipment	30.6
Customer relationships	82.5
Developed technology	19.1
Trademarks	14.0
Operating lease right-of-use assets	3.4
Other assets and deferred charges	2.8
Goodwill	69.8
Current liabilities assumed	(10.4)
Deferred income taxes	(15.8)
Long-term operating lease liabilities	(2.7)
Total purchase price	$246.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
As reported	$142.5	$108.1	$411.0	$317.6
Pro-forma	142.5	138.7	411.0	419.9
Earnings from continuing operations:
As reported	$9.2	$15.2	$13.0	$39.0
Pro-forma	11.5	13.8	21.4	34.6
Basic earnings per share from continuing operations:
As reported	$0.10	$0.17	$0.15	$0.43
Pro-forma	0.13	0.15	0.24	0.38
Diluted earnings per share from continuing operations:
As reported	$0.10	$0.17	$0.14	$0.42
Pro-forma	0.13	0.15	0.24	0.38

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories

The following table details the major components of inventories:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$99.1	$97.4
Work in progress	25.8	26.2
Finished goods	38.4	36.3
Subtotal	163.3	159.9
Less reserves	(38.4)	(32.9)
Total	$124.9	$127.0

6. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2024	December 31, 2023
Land	$14.3	$14.3
Buildings and improvements	107.3	105.2
Machinery, equipment, and other	268.2	256.8
Subtotal	389.8	376.3
Less accumulated depreciation	(255.4)	(234.4)
Total	$134.4	$141.9

Depreciation expense totaled $5.0 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023 depreciation expense totaled $15.3 million and $13.7 million, respectively.

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2024 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at December 31, 2023	$132.8	$137.7	$270.5
Measurement period adjustments	0.2	—	0.2
Foreign currency translation	(0.3)	—	(0.3)
Balance at September 30, 2024	$132.7	$137.7	$270.4

The Company recorded measurement period adjustments totaling $0.2 million to goodwill during the nine months ended September 30, 2024 related to the 2023 acquisition of CD.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$16.0	$2.1	$16.0	$1.2
Customer relationships	120.6	25.6	121.1	16.0
Developed technology	27.5	6.5	27.5	4.2
Other	0.8	0.4	0.8	0.4
Total	164.9	34.6	165.4	21.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$162.3		$175.6

The Company recorded measurement period adjustments totaling $0.5 million to customer relationships during nine months ended September 30, 2024 related to acquisitions completed in 2023.

Amortization expense totaled $4.2 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023 amortization expense totaled $12.8 million and $4.3 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2024	$4.2
2025	16.4
2026	16.1
2027	16.1
2028	15.4
2029 and thereafter	62.1
Total	$130.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $0.1 million and $1.8 million during the three and nine months ended September 30, 2024, respectively, related to headcount reductions and $0.1 million and $1.1 million during the three and nine months ended September 30, 2024, respectively, for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations within the PD segment.

The Company recorded charges of $0.1 million and $1.4 million within Gross profit for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $1.5 million within Operating expenses for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $1.3 million for severance pay and benefits related to headcount reductions within the PD segment and $0.4 million and $0.7 million for Corporate charges for the three and nine months ended September 30, 2023, respectively.

The Company recorded restructuring charges of $0.2 million within Gross profit for the three and nine months ended September 30, 2023, and the remaining $1.5 million and $1.8 million of expense within Operating expenses for the three and nine months ended September 30, 2023, respectively.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Precision Devices	$0.2	$1.3	$2.9	$1.3
Corporate	—	0.4	—	0.7
Total	$0.2	$1.7	$2.9	$2.0

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2023	$2.1	$16.8	$18.9
Restructuring charges	2.9	—	2.9
Payments	(3.3)	(5.7)	(9.0)
Other, including foreign currency	(0.3)	(0.6)	(0.9)
Balance at September 30, 2024	$1.4	$10.5	$11.9
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $5.3 million and $6.1 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Other accrued expenses	$6.7	$8.2
Other liabilities	5.2	10.7
Total	$11.9	$18.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Borrowings consist of the following:

(in millions)	September 30, 2024	December 31, 2023
$400.0 million Revolving Credit Facility	$108.0	$160.0
Seller Note	117.0	111.2
Total	225.0	271.2
Less current maturities of Seller Note	49.5	47.1
Total long-term debt	$175.5	$224.1

Total debt principal payments over the next five years are as follows:

(in millions)
Q4 2024	$49.8
2025	72.9
2026	—
2027	—
2028	108.0

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

On June 17, 2024, in anticipation of the CMM transaction, the Company entered into a Consent Memorandum with the administrative agent and lenders under the A&R Credit Agreement that would allow it to consummate the disposition without satisfying the 75% cash consideration condition contained in the A&R Credit Agreement so long as at least 30% of the consideration consists of cash.

Up to $100.0 million of the Credit Facility will be available in Euro, Pounds Sterling, and other currencies requested by the Company and up to $50.0 million of the Credit Facility will be made available in the form of letters of credit. Undrawn amounts under the Credit Facility accrue a commitment fee at a per annum rate of 0.225% to 0.350%, based on a leverage ratio grid.

At any time during the term of the Credit Facility, the Company may request an increase to the commitments under the Credit Facility to establish one or more incremental term loans or revolving credit facilities in an aggregate principal amount not to exceed the sum of $200.0 million, plus additional amounts, so long as the senior secured leverage ratio does not exceed 2.00 to 1.00.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At September 30, 2024, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 credit facility was 7.24% and 6.43% for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average commitment fee on the revolving line of credit was 0.26% and 0.23% for the nine months ended September 30, 2024 and 2023, respectively.

Seller Note

On November 1, 2023, the Company completed the acquisition of CD for a total purchase price of $246.8 million. This acquisition was funded by borrowings on the Revolving Credit Facility and an interest-free note from the seller with aggregate principal payments of $122.9 million (the "Seller Note"). The Seller Note is due and payable in cash with $50.0 million maturing on November 1, 2024 and $72.9 million maturing on November 1, 2025. On the acquisition date, the Company recorded the Seller Note at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. During the three months ended September 30, 2024, the Company made an indemnity claim against the Seller Note of $0.2 million. The Company recognized imputed interest expense on the Seller Note of approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2024, respectively.

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
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows::

	Three Months Ended
	September 30, 2024			September 30, 2023
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$17.1	$—	$17.1	$(1.2)	$—	$(1.2)
Employee benefit plans	0.2	0.1	0.3	0.1	(0.1)	—
Changes in fair value of cash flow hedges	2.7	(0.4)	2.3	(0.6)	0.2	(0.4)
Total other comprehensive earnings (loss)	$20.0	$(0.3)	$19.7	$(1.7)	$0.1	$(1.6)

	Nine Months Ended
	September 30, 2024			September 30, 2023
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$10.5	$—	$10.5	$(10.9)	$—	$(10.9)
Employee benefit plans	0.5	0.1	0.6	0.4	—	0.4
Changes in fair value of cash flow hedges	1.2	(0.2)	1.0	(4.7)	0.9	(3.8)
Total other comprehensive earnings (loss)	$12.2	$(0.1)	$12.1	$(15.2)	$0.9	$(14.3)

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings (loss), net of tax during the nine months ended September 30, 2024 and 2023:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive earnings, net of tax	1.0	0.6	10.5	12.1
Balance at September 30, 2024	$0.3	$(15.6)	$(102.4)	$(117.7)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2022	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive (loss) earnings, net of tax	(3.8)	0.4	(10.9)	(14.3)
Balance at September 30, 2023	$(2.8)	$(15.9)	$(117.7)	$(136.4)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.2	$0.1
Tax	Provision for (benefit from) income taxes	0.1	(0.1)
Net of tax		$0.3	$—

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$(0.2)	$1.0
Tax	Provision for (benefit from) income taxes	—	(0.2)
Net of tax		$(0.2)	$0.8

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.5	$0.4
Tax	Provision for (benefit from) income taxes	0.1	—
Net of tax		$0.6	$0.4

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.4	$1.6
Tax	Provision for (benefit from) income taxes	(0.3)	(0.3)
Net of tax		$1.1	$1.3

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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2024 was 24.6% (inclusive of discrete items totaling $0.7 million of tax benefit) and 38.1% (inclusive of discrete items totaling $0.3 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2024 were primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2024 was 30.3% and 39.5%, respectively. The Company's ETR from continuing operations for the three and nine months ended September 30, 2023 was (34.5)% (inclusive of discrete items totaling $0.3 million of benefit) and (32.7)% (inclusive of discrete items totaling $0.3 million of expense), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2023 were primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2023 was (31.9)% and (33.7)%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provisions and benefits for the three and nine months ended September 30, 2024 and 2023.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total pre-tax stock-based compensation expense (1)	$5.8	$5.7	$16.8	$17.0
Tax benefit	0.3	—	3.3	3.2
Total stock-based compensation expense, net of tax	$5.5	$5.7	$13.5	$13.8
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $1.5 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

No stock options were granted during the nine months ended September 30, 2024 and 2023.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
(in millions, except share and per share amounts)
Outstanding at December 31, 2023	2,104,356	$17.15
Exercised (1)	(231,170)	15.09
Forfeited	(1,325)	21.14
Expired	(331,709)	19.27
Outstanding at September 30, 2024	1,540,152	$17.00	$2.5	2.0

Exercisable at September 30, 2024	1,485,084	$16.85	$2.5	1.9
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

At September 30, 2024, unrecognized compensation expense related to stock options not yet exercisable of $0.1 million is expected to be recognized over a weighted-average period of 0.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	2,075,007	$19.49
Granted	1,506,406	16.70
Vested (1)	(1,035,216)	19.56
Forfeited	(157,516)	17.78
Unvested at September 30, 2024	2,388,681	$17.82
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2024, $27.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	864,749	$29.28
Granted	414,680	24.09
Vested (1)	(258,680)	28.49
Forfeited	(69,360)	27.60
Unvested at September 30, 2024	951,389	$27.35
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2024, $12.3 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Earnings from continuing operations	$9.2	$15.2	$13.0	$39.0
(Loss) earnings from discontinued operations, net	(8.7)	1.4	(269.3)	(14.0)
Net earnings (loss)	$0.5	$16.6	$(256.3)	$25.0

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.10	$0.17	$0.15	$0.43
(Loss) earnings from discontinued operations, net	(0.09)	0.01	(3.02)	(0.16)
Net earnings (loss)	$0.01	$0.18	$(2.87)	$0.27

Weighted-average shares outstanding	88.7	90.8	89.2	91.2

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.10	$0.17	$0.14	$0.42
(Loss) earnings from discontinued operations, net	(0.09)	0.01	(2.98)	(0.15)
Net earnings (loss)	$0.01	$0.18	$(2.84)	$0.27

Weighted-average shares outstanding (1)	89.7	91.4	90.2	91.9
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For the three and nine months ended September 30, 2024, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.7 million and 1.2 million, respectively. For the three and nine months ended September 30, 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.7 million and 2.4 million, respectively.

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
(unaudited)
Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2024 and December 31, 2023.

15. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Precision Devices	$78.8	$50.2	$227.2	$151.7
MedTech & Specialty Audio	63.7	57.9	183.8	165.9
Total revenues	$142.5	$108.1	$411.0	$317.6

Earnings from continuing operations before interest and income taxes:
Precision Devices	$8.4	$6.1	$10.5	$21.6
MedTech & Specialty Audio	25.0	22.3	71.9	57.4
Total segments	33.4	28.4	82.4	79.0
Corporate expense / other	17.3	16.5	48.5	47.4
Interest expense, net	3.9	0.6	12.9	2.2
Earnings before income taxes	12.2	11.3	21.0	29.4
Provision for (benefit from) income taxes	3.0	(3.9)	8.0	(9.6)
Net earnings from continuing operations	$9.2	$15.2	$13.0	$39.0

Information regarding assets of the Company's reportable segments:

	Total Assets
(in millions)	September 30, 2024	December 31, 2023
Precision Devices (1)	$625.2	$628.3
MedTech & Specialty Audio (1)	395.5	391.7
Corporate / eliminations	2.8	3.8
Discontinued operations	147.8	439.0
Total	$1,171.3	$1,462.8
(1) Precision Devices and MedTech & Specialty Audio assets have been adjusted to include a reclassification of $50.4 million and $40.6 million, respectively, of assets at December 31, 2023 that were previously allocated to Consumer MEMS Microphones. These assets will remain with the Company after the disposition of CMM and are, therefore, excluded from Discontinued operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
United States	$62.3	$35.5	$178.6	$104.6
Asia	50.1	43.7	135.9	125.4
Europe	23.5	24.6	76.6	74.4
Other Americas	3.5	1.1	8.6	4.3
Other	3.1	3.2	11.3	8.9
Total	$142.5	$108.1	$411.0	$317.6

Receivables, net from contracts with customers were $97.1 million and $86.3 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q, including those statements related to our expectations regarding the pending divestiture of the CMM business, are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	our ability to successfully implement our divestment strategy for the CMM business;
o	incurrence of additional impairment charges and a significant charge to earnings due to future events or factors, such as changes to the underlying assumptions used to calculate fair value;
o	our ongoing ability to execute our strategy to diversify our end markets and customers;
o	our ability to stem or overcome price erosion in our segments;
o	difficulties or delays in and/or the Company's inability to realize expected synergies from its acquisitions;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	the timing of OEM product launches;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	our reliance on third parties to manufacture, assemble, and test our products and sub-components;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

Recent Developments

On September 18, 2024, we entered into a definitive agreement to sell and assign certain assets and liabilities of the Company’s Consumer MEMS Microphones (“CMM”) business to Syntiant Corp. ("Syntiant") for approximately $150.0 million in total consideration, consisting of $70.0 million in cash, subject to customary working capital and inventory adjustments, and $80.0 million in Syntiant Series D-2 preferred stock, to be issued upon the closing of this transaction. The Company will also share in certain separation costs pursuant to a credit for up to $13.5 million, which Syntiant may apply to specified separation costs post-closing. In addition, the Company has committed to provide, under certain circumstances, up to $15.0 million in financing in connection with Syntiant's obligation to have $40.0 million of cash on the balance sheet, which financing would be junior to Syntiant's debt financing. The consummation of the transaction is not subject to a financing condition, but is subject to customary closing conditions. The transaction is expected to close in the fourth quarter of 2024. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

The CMM divestiture represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented. Unless otherwise noted, discussion within this Quarterly Report to the consolidated financial statements relates to our continuing operations.

This divestiture supports Knowles' continued transformation into an industrial technology company, consisting of its Precision Devices ("PD") and MedTech & Specialty Audio ("MSA") segments, primarily serving the defense, medtech, industrial, and electrification markets. We may incur some amount of dis-synergies following the sale of the CMM business due to the reduced size of our company and, as a result, we may undertake actions to help ensure that our cost structure is appropriate to support our remaining businesses.

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

Results of Operations for the Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

	Three Months Ended September 30,
(in millions, except per share amounts)	2024	2023
Revenues	$142.5	$108.1

Gross profit	$62.9	$50.4
Non-GAAP gross profit	$64.8	$50.9

Earnings from continuing operations before interest and income taxes	$16.1	$11.9
Adjusted earnings from continuing operations before interest and income taxes	$30.0	$24.6

Provision for (benefit from) income taxes	$3.0	$(3.9)
Non-GAAP provision for income taxes	$1.9	$5.2

Net earnings from continuing operations	$9.2	$15.2
Non-GAAP net earnings	$24.2	$18.8

Earnings per share from continuing operations - diluted	$0.10	$0.17
Non-GAAP diluted earnings per share	$0.26	$0.20

Revenues

Revenues for the third quarter of 2024 were $142.5 million, compared with $108.1 million for the third quarter of 2023, an increase of $34.4 million or 31.8%. PD revenues increased $28.6 million due to our acquisition of the CD business. However, our legacy PD business experienced lower demand from the industrial and communication markets as a result of continued demand weakness associated with excess customer and channel inventory, partially offset by higher demand from the defense and medtech markets. MSA revenues increased $5.8 million, primarily due to higher shipping volumes of hearing health products driven by stronger end market demand and higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2024 was $79.5 million, compared with $57.5 million for the third quarter of 2023, an increase of $22.0 million or 38.3%. This increase was primarily due to our acquisition of CD and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and factory productivity improvements in the legacy PD business.

Restructuring Charges

During the third quarter of 2024, we recorded restructuring charges of $0.1 million within Gross profit for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, and $0.1 million within Operating expenses related to headcount reductions within the PD segment. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the third quarter of 2023, we recorded restructuring charges of $1.3 million for severance pay and benefits related to headcount reductions within our PD segment and $0.4 million in other charges, primarily in Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2024 was $62.9 million, compared with $50.4 million for the third quarter of 2023, an increase of $12.5 million or 24.8%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2024 was 44.1%, compared with 46.6% for the third quarter of 2023. The increase in gross profit was primarily due to our acquisition of CD. The decrease in gross profit margin was primarily due to the impacts of the acquisition of CD. Excluding the impacts of CD, gross profit margins increased primarily due to product cost reductions and factory productivity improvements in our legacy PD business, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business.

Non-GAAP gross profit for the third quarter of 2024 was $64.8 million, compared with $50.9 million for the third quarter of 2023, an increase of $13.9 million or 27.3%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2024 was 45.5%, compared with 47.1% for the third quarter of 2023. The increase in non-GAAP gross profit was primarily due to our acquisition of CD. The decrease in non-GAAP gross profit margin was primarily due to the impacts of the acquisition of CD. Excluding the impacts of CD, non-GAAP gross profit margins increased primarily due to product cost reductions and factory productivity improvements in our legacy PD business, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business.

Research and Development Expenses

Research and development expenses for the third quarter of 2024 were $10.2 million, compared with $8.1 million for the third quarter of 2023, an increase of $2.1 million or 25.9%. Research and development expenses as a percentage of revenues for the third quarter of 2024 and 2023 were 7.2% and 7.5%, respectively. The increase in expenses was primarily driven by our acquisition of the CD business that increased expenses in our PD segment. The decrease in expenses as a percentage of revenues was driven by our acquisition of the CD business.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2024 were $33.9 million, compared with $29.4 million for the third quarter of 2023, an increase of $4.5 million or 15.3%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2024 and 2023 were 23.8% and 27.2%, respectively. The increase in expenses was primarily driven by our acquisition of CD, partially offset by lower professional fees and the benefits of PD restructuring actions taken in the prior year. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the third quarter of 2024 was $3.9 million, compared with $0.6 million for the third quarter of 2023, an increase of $3.3 million. The increase is primarily due to imputed interest expense on our Seller Note from the CD acquisition and a higher outstanding revolving credit facility balance during the third quarter of 2024. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the third quarter of 2024 was $2.6 million, compared with income of $0.5 million for the third quarter of 2023, a change of $3.1 million. Expense in 2024 primarily represents unfavorable foreign currency changes. Income in the third quarter of 2023 represents favorable foreign currency changes.

Provision for (Benefit from) Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2024 and 2023 was 24.6% and (34.5)%, respectively. The ETR from continuing operations for the third quarter of 2024 includes discrete items totaling $0.7 million of tax benefit primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. The ETR from continuing operations for the third quarter of 2023 includes discrete items totaling $0.3 million of tax benefit primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55. Absent the discrete items, the ETR from continuing operations for the third quarter of 2024 and 2023 was 30.3% and (31.9)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision and benefit for the third quarter of 2024 and 2023, respectively. The change in the ETR was mainly due to the impact of intangible property transfers in 2023, the mix of earnings and losses by taxing jurisdictions, and net discrete items.

The non-GAAP ETR from continuing operations for the third quarter of 2024 and 2023 was 7.3% and 21.7%, respectively. The non-GAAP ETR from continuing operations includes discrete items totaling $0.9 million of tax benefit and no discrete impact for the three months ended September 30, 2024 and 2023, respectively. Absent the discrete items, the non-GAAP ETR from continuing operations for the third quarter of 2024 and 2023 was 10.7% and 21.7%, respectively. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year.

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2024 was $9.2 million, compared with $15.2 million for the third quarter of 2023, a decrease of $6.0 million. As described above, the decrease is primarily due to income tax expense in the third quarter of 2024 compared to a benefit for the third quarter of 2023, along with higher operating expenses, interest expense, and unfavorable foreign currency changes, partially offset by higher gross profit.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the third quarter of 2024 was $16.1 million, compared with $11.9 million for the third quarter of 2023, an increase of $4.2 million. EBIT margin (EBIT as a percentage of revenues) for the third quarter of 2024 was 11.3%, compared with 11.0% for the third quarter of 2023. The increase in EBIT was primarily due to higher gross profit, partially offset by higher operating expenses and unfavorable foreign currency changes. The increase in EBIT margin was primarily due to higher gross profit, partially offset by higher operating expenses, the impacts of the acquisition of CD on gross margins, and unfavorable foreign currency changes.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2024 was $30.0 million, compared with $24.6 million for the third quarter of 2023, an increase of $5.4 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2024 was 21.1%, compared with 22.8% for the third quarter of 2023. The increase in Adjusted EBIT was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses, and unfavorable foreign currency changes. The decrease in Adjusted EBIT margin was primarily due to higher non-GAAP operating expenses, the impacts of the acquisition of CD on gross margins, and unfavorable foreign currency changes, partially offset by higher gross profit.

(Loss) Earnings from Discontinued Operations, net

Loss from discontinued operations for the third quarter of 2024 was $8.7 million, compared with earnings of $1.4 million for the third quarter of 2023, a decrease of $10.1 million. The change in discontinued operations was primarily driven by our goodwill impairment and loss on disposal of business related to the pending divestiture of CMM, partially offset by favorable income tax changes. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.10 for the third quarter of 2024, compared with $0.17 for the third quarter of 2023, a decrease of $0.07. As described above, the decrease is primarily due to income tax expense in the third quarter of 2024 compared to a benefit for the third quarter of 2023, along with higher operating expenses, interest expense, and unfavorable foreign currency changes, partially offset by higher gross profit.

Non-GAAP diluted earnings per share from continuing operations was $0.26 for the third quarter of 2024, compared with $0.20 for the third quarter of 2023, an increase of $0.06. As described above, the increase was due to higher non-GAAP gross profit and lower non-GAAP income tax expense, partially offset by higher non-GAAP operating expenses, interest expense, and unfavorable foreign currency changes.

Results of Operations for the Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023
Revenues	$411.0	$317.6

Gross profit	$173.9	$145.2
Non-GAAP gross profit	$182.5	$146.7

Earnings from continuing operations before interest and income taxes	$33.9	$31.6
Adjusted earnings from continuing operations before interest and income taxes	$78.5	$59.5

Provision for (benefit from) income taxes	$8.0	$(9.6)
Non-GAAP provision for income taxes	$6.0	$13.2

Net earnings from continuing operations	$13.0	$39.0
Non-GAAP net earnings	$59.6	$44.1

Earnings per share from continuing operations - diluted	$0.14	$0.42
Non-GAAP diluted earnings per share	$0.64	$0.47

Revenues

Revenues for the nine months ended September 30, 2024 were $411.0 million, compared with $317.6 million for the nine months ended September 30, 2023, an increase of $93.4 million or 29.4%. PD revenues increased $75.5 million due to our acquisition of the CD business, partially offset by lower demand from the industrial and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory. MSA revenues increased $17.9 million, primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market and lower average pricing on mature products. In addition, revenues in the nine months ended September 30, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Cost of Goods Sold

COGS for the nine months ended September 30, 2024 was $235.7 million, compared with $172.2 million for the nine months ended September 30, 2023, an increase of $63.5 million or 36.9%. This increase was primarily due to our acquisition of CD, lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and favorable MSA product mix.

Restructuring Charges

During the nine months ended September 30, 2024, we recorded restructuring charges of $1.8 million related to headcount reductions and $1.1 million for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations within our PD segment. These actions resulted in restructuring charges of $1.4 million within Gross profit and $1.5 million within Operating expenses. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

During the nine months ended September 30, 2023, we recorded restructuring charges of $0.2 million within Gross profit and $1.1 million within Operating expenses for severance pay and benefits related to headcount reductions within our PD segment, and $0.7 million for other costs. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2024 was $173.9 million, compared with $145.2 million for the nine months ended September 30, 2023, an increase of $28.7 million or 19.8%. Gross profit margin for the nine months ended September 30, 2024 was 42.3%, compared with 45.7% for the nine months ended September 30, 2023. The increase in gross profit was primarily due to our acquisition of CD, product cost reductions, higher shipping volumes, and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business, production transfer costs, the amortization of fair value adjustments to inventory for the CD acquisition, and lower average pricing on mature products in our MSA business. The decrease in gross profit margin was primarily due to impacts of the acquisition of CD. Excluding the impacts of CD, gross profit margins increased primarily due to product cost reductions and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business, production transfer costs, the amortization of fair value adjustments to inventory for the CD acquisition, and lower average pricing on mature products in our MSA business.

Non-GAAP gross profit for the nine months ended September 30, 2024 was $182.5 million, compared with $146.7 million for the nine months ended September 30, 2023, an increase of $35.8 million or 24.4%. Non-GAAP gross profit margin for the nine months ended September 30, 2024 was 44.4%, compared with 46.2% for the nine months ended September 30, 2023. The increase in non-GAAP gross profit was primarily due to our acquisition of CD, product cost reductions, higher shipping volumes, and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business. The decrease in non-GAAP gross profit margin was primarily due to impacts of the acquisition of CD. Excluding the impacts of CD, non-GAAP gross profit margins increased primarily due to product cost reductions and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $29.2 million, compared with $24.0 million for the nine months ended September 30, 2023, an increase of $5.2 million or 21.7%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2024 and 2023 were 7.1% and 7.6%, respectively. The increase in expenses was primarily driven by our acquisition of the CD business, which increased expenses in our PD segment. The decrease in expenses as a percentage of revenues was driven by our acquisition of the CD business.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2024 were $106.8 million, compared with $87.3 million for the nine months ended September 30, 2023, an increase of $19.5 million or 22.3%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2024 and 2023 were 26.0% and 27.5%, respectively. The increase in expenses was primarily driven by our acquisition of CD, partially offset by lower professional fees and the benefits of PD restructuring actions taken in the prior year. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the nine months ended September 30, 2024 was $12.9 million, compared with $2.2 million for the nine months ended September 30, 2023, an increase of $10.7 million. The increase is primarily due to imputed interest expense on our Seller Note from the CD acquisition and a higher outstanding revolving credit facility balance during the nine months ended September 30, 2024. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the nine months ended September 30, 2024 was $2.5 million, compared with $0.5 million for the nine months ended September 30, 2023, a change of $2.0 million. The change is primarily due to unfavorable foreign currency exchange rate changes.

Provision for (Benefit from) Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2024 and 2023 was 38.1% and (32.7)%, respectively. The ETR from continuing operations for the nine months ended September 30, 2024 and 2023 includes discrete items totaling $0.3 million of tax benefit and $0.3 million of tax expense, respectively. The discrete items impacting the tax provision for the nine months ended September 30, 2024 are primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. The ETR from continuing operations for the nine months ended September 30, 2023 includes discrete items totaling $0.3 million of tax expense primarily attributable to stock-based compensation and the recognition of foreign tax credits resulting from the release of IRS Notice 2023-55 Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2024 and 2023 was 39.5% and (33.7)%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision and benefit for the nine months ended September 30, 2024 and 2023, respectively. The change in the ETR was mainly due to the impact of intangible property transfers in 2023, the mix of earnings and losses by taxing jurisdictions, and net discrete items.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2024 and 2023 was 9.1% and 23.0%, respectively. The non-GAAP ETR from continuing operations includes discrete items totaling $0.9 million of a tax benefit and $0.9 million of tax expense for the nine months ended September 30, 2024 and 2023, respectively. Absent the discrete items, the non-GAAP ETR from continuing operations for the nine months ended September 30, 2024 and 2023 was 10.5% and 21.5%, respectively. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year.

Earnings from Continuing Operations

Earnings from continuing operations for the nine months ended September 30, 2024 was $13.0 million, compared with $39.0 million for the nine months ended September 30, 2023, a decrease of $26.0 million. As described above, the decrease is primarily due to higher operating expenses, income tax expense in 2024 compared to a benefit in 2023, higher interest expense, and unfavorable foreign currency exchange rate changes, partially offset by higher gross profit.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT from continuing operations for the nine months ended September 30, 2024 was $33.9 million, compared with $31.6 million for the nine months ended September 30, 2023, an increase of $2.3 million. EBIT margin for the nine months ended September 30, 2024 was 8.2%, compared with 9.9% for the nine months ended September 30, 2023. The increase in EBIT is primarily due to higher gross profit, partially offset by higher operating expenses and unfavorable foreign currency exchange rate changes. The decrease in EBIT margin is primarily due to higher operating expenses, impacts of the acquisition of CD on gross margins, and unfavorable foreign currency exchange rate changes, partially offset by higher gross profit.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2024 was $78.5 million, compared with $59.5 million for the nine months ended September 30, 2023, an increase of $19.0 million. Adjusted EBIT margin for the nine months ended September 30, 2024 was 19.1%, compared with 18.7% for the nine months ended September 30, 2023. The increase in Adjusted EBIT is primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and unfavorable foreign currency exchange rate changes. The increase in Adjusted EBIT margin was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses, impacts of the acquisition of CD on gross margins, and unfavorable foreign currency changes.

(Loss) Earnings from Discontinued Operations, net

Loss from discontinued operations for the nine months ended September 30, 2024 was $269.3 million, compared with a loss of $14.0 million for the nine months ended September 30, 2023. The change in discontinued operations was primarily driven by our goodwill impairment and loss on disposal of business related to the pending divestiture of CMM, partially offset by favorable income tax changes. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share was $0.14 for the nine months ended September 30, 2024, compared with $0.42 for the nine months ended September 30, 2023, a decrease of $0.28. As described above, the decrease is primarily due to higher operating expenses, income tax expense in 2024 compared to a benefit in 2023, higher interest expense, and unfavorable foreign currency exchange rate changes, partially offset by higher gross profit.

Non-GAAP diluted earnings per share was $0.64 for the nine months ended September 30, 2024, compared with $0.47 for the nine months ended September 30, 2023, an increase of $0.17. As described above, the increase was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses, interest expense, and unfavorable foreign currency exchange rate changes.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Gross profit	$62.9	$50.4	$173.9	$145.2
Stock-based compensation expense	0.3	0.3	1.1	1.3
Restructuring charges	0.1	0.2	1.4	0.2
Production transfer costs (2)	1.3	—	2.8	—
Acquisition-related costs (3)	0.2	—	2.2	—
Other (4)	—	—	1.1	—
Non-GAAP gross profit	$64.8	$50.9	$182.5	$146.7

Net earnings from continuing operations	$9.2	$15.2	$13.0	$39.0
Interest expense, net	3.9	0.6	12.9	2.2
Provision for (benefit from) income taxes	3.0	(3.9)	8.0	(9.6)
Earnings from continuing operations before interest and income taxes	16.1	11.9	33.9	31.6
Stock-based compensation expense	5.8	5.7	16.8	17.0
Intangibles amortization expense	4.2	1.5	12.8	4.3
Restructuring charges	0.2	1.7	2.9	2.0
Production transfer costs (2)	1.4	—	3.0	—
Acquisition-related costs (3)	1.3	3.0	7.5	3.0
Other (4)	1.0	0.8	1.6	1.6
Adjusted earnings from continuing operations before interest and income taxes	$30.0	$24.6	$78.5	$59.5

Provision for (benefit from) income taxes	$3.0	$(3.9)	$8.0	$(9.6)
Income tax effects of non-GAAP reconciling adjustments (5)	(1.1)	9.1	(2.0)	22.8
Non-GAAP provision for income taxes	$1.9	$5.2	$6.0	$13.2

Net earnings from continuing operations	$9.2	$15.2	$13.0	$39.0
Non-GAAP reconciling adjustments (6)	13.9	12.7	44.6	27.9
Income tax effects of non-GAAP reconciling adjustments (5)	(1.1)	9.1	(2.0)	22.8
Non-GAAP net earnings	$24.2	$18.8	$59.6	$44.1

Diluted earnings per share from continuing operations	$0.10	$0.17	$0.14	$0.42
Earnings per share non-GAAP reconciling adjustment (5)(6)	0.16	0.03	0.50	0.05
Non-GAAP diluted earnings per share	$0.26	$0.20	$0.64	$0.47

Diluted average shares outstanding	89.7	91.4	90.2	91.9
Non-GAAP adjustment (7)	2.6	2.6	2.6	2.5
Non-GAAP diluted average shares outstanding (7)	92.3	94.0	92.8	94.4

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

Segment Results of Operations for the Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

The following is a summary of the results of operations of our two reportable segments: Precision Devices and Medtech & Specialty Audio.

See Note 15. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment earnings from continuing operations before interest and income taxes to our consolidated earnings from continuing operations.

Precision Devices

	Three Months Ended September 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$78.8		$50.2

Earnings from continuing operations before interest and income taxes	$8.4	10.7%	$6.1	12.2%
Stock-based compensation expense	0.7		0.8
Intangibles amortization expense	4.2		1.5
Restructuring charges	0.2		1.3
Production transfer costs (1)	1.4		—
Acquisition-related costs (2)	1.2		—
Adjusted earnings from continuing operations before interest and income taxes	$16.1	20.4%	$9.7	19.3%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration.

Revenues

PD revenues were $78.8 million for the third quarter of 2024, compared with $50.2 million for the third quarter of 2023, an increase of $28.6 million or 57.0%. Revenues increased due to our acquisition of the CD business. In addition, our legacy PD business experienced lower demand from the industrial and communication markets as a result of continued demand weakness associated with excess customer and channel inventory, partially offset by higher demand from the defense and medtech markets.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $8.4 million for the third quarter of 2024, compared with $6.1 million for the third quarter of 2023, an increase of $2.3 million. EBIT margin for the third quarter of 2024 was 10.7%, compared to 12.2% for the third quarter of 2023. The increase in EBIT is primarily due to higher gross profit, partially offset by higher operating expenses. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses of $2.7 million. The gross profit increase was primarily driven by our acquisition of CD, partially offset by lower gross profit margins. The lower gross profit margins were primarily impacted by the acquisition of CD. Excluding the impacts of CD, gross profit margins increased primarily due to product cost reductions and factory productivity improvements, partially offset by lower factory capacity utilization.

PD Adjusted EBIT was $16.1 million for the third quarter of 2024, compared with $9.7 million for the third quarter of 2023, an increase of $6.4 million. Adjusted EBIT margin for the third quarter of 2024 was 20.4%, compared with 19.3% for the third quarter of 2023. The increases were primarily due to higher non-GAAP gross profit, partially offset by increased non-GAAP operating expenses. The non-GAAP gross profit increase was primarily driven by our acquisition of CD, partially offset by lower non-GAAP gross profit margins. The lower non-GAAP gross profit margins were primarily impacted by the acquisition of CD. Excluding the impacts of CD, non-GAAP gross profit margins increased primarily due to product cost reductions and factory productivity improvements, partially offset by lower factory capacity utilization.

MedTech & Specialty Audio

	Three Months Ended September 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$63.7		$57.9

Earnings from continuing operations before interest and income taxes	$25.0	39.2%	$22.3	38.5%
Stock-based compensation expense	1.1		0.9
Adjusted earnings from continuing operations before interest and income taxes	$26.1	41.0%	$23.2	40.1%

Revenues

MSA revenues were $63.7 million for the third quarter of 2024, compared with $57.9 million for the third quarter of 2023, an increase of $5.8 million or 10.0%. Revenues increased primarily higher due to higher shipping volumes of hearing health products driven by stronger end market demand and higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $25.0 million for the third quarter of 2024, compared with $22.3 million for the third quarter of 2023, an increase of $2.7 million or 12.1%. EBIT margin for the third quarter of 2024 was 39.2%, compared with 38.5% for the third quarter of 2023. The increase in EBIT is primarily due to higher gross profit, driven by higher shipping volumes. The increase in EBIT margin is primarily due to improved operating leverage, partially offset by lower gross profit margins driven by lower average pricing on mature products and unfavorable product mix.

MSA Adjusted EBIT was $26.1 million for the third quarter of 2024, compared with $23.2 million for the third quarter of 2023, an increase of $2.9 million. Adjusted EBIT margin for the third quarter of 2024 was 41.0%, compared to 40.1% for the third quarter of 2023. The increase in Adjusted EBIT is primarily due to higher non-GAAP gross profit, driven by higher shipping volumes. The higher adjusted EBIT margin is primarily due to improved operating leverage, partially offset by lower non-GAAP gross profit margins driven by lower average pricing on mature products and unfavorable product mix.

Segment Results of Operations for the Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Precision Devices

	Nine Months Ended September 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$227.2		$151.7

Earnings from continuing operations before interest and income taxes	$10.5	4.6%	$21.6	14.2%
Stock-based compensation expense	1.5		2.8
Intangibles amortization expense	12.8		4.3
Restructuring charges	2.9		1.3
Production transfer costs (1)	3.0		—
Acquisition-related costs (2)	6.5		—
Other	0.5		—
Adjusted earnings from continuing operations before interest and income taxes	$37.7	16.6%	$30.0	19.8%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $227.2 million for the nine months ended September 30, 2024, compared with $151.7 million for the nine months ended September 30, 2023, an increase of $75.5 million or 49.8%. Revenues increased due to our acquisition of the CD business, partially offset by lower demand from the industrial and communication markets in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $10.5 million for the nine months ended September 30, 2024, compared with $21.6 million for the nine months ended September 30, 2023, a decrease of $11.1 million. EBIT margin for the nine months ended September 30, 2024 was 4.6%, compared to 14.2% for the nine months ended September 30, 2023. The decreases were primarily due to increased operating expenses, partially offset by higher gross profit. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses of $8.5 million. The gross profit increase was primarily driven by our acquisition of CD, partially offset by lower gross profit margins. The lower gross profit margins were impacted by lower factory capacity utilization in our legacy PD business, the acquisition of CD, production transfer costs, and the amortization of fair value adjustments to inventory for the CD acquisition, partially offset by product cost reductions and factory productivity improvements in our legacy PD business.

PD Adjusted EBIT was $37.7 million for the nine months ended September 30, 2024, compared with $30.0 million for the nine months ended September 30, 2023, an increase of $7.7 million. Adjusted EBIT margin for the nine months ended September 30, 2024 was 16.6%, compared with 19.8% for the nine months ended September 30, 2023. The increase in Adjusted EBIT was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and lower non-GAAP gross profit margins. The decrease in adjusted EBIT margin was primarily due to higher non-GAAP operating expenses and lower non-GAAP gross profit margins. The increase in operating expenses was primarily driven by the acquisition of the CD business. The lower non-GAAP gross profit margins were impacted by the acquisition of CD and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and factory productivity improvements in our legacy PD business.

MedTech & Specialty Audio

	Nine Months Ended September 30,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$183.8		$165.9

Earnings from continuing operations before interest and income taxes	$71.9	39.1%	$57.4	34.6%
Stock-based compensation expense	3.1		2.6
Adjusted earnings from continuing operations before interest and income taxes	$75.0	40.8%	$60.0	36.2%

Revenues

MSA revenues were $183.8 million for the nine months ended September 30, 2024, compared with $165.9 million for the nine months ended September 30, 2023, an increase of $17.9 million or 10.8%. Revenues increased primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market and lower average pricing on mature products. In addition, revenues in the nine months ended September 30, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $71.9 million for the nine months ended September 30, 2024, compared with $57.4 million for the nine months ended September 30, 2023, an increase of $14.5 million or 25.3%. EBIT margin for the nine months ended September 30, 2024 was 39.1%, compared with 34.6% for the nine months ended September 30, 2023. The increases were primarily due to due to improved operating leverage, including the impacts of higher gross profit margins driven by favorable product mix, foreign currency changes, and product cost reductions, partially offset by lower average pricing on mature products.

MSA Adjusted EBIT was $75.0 million for the nine months ended September 30, 2024, compared with $60.0 million for the nine months ended September 30, 2023, an increase of $15.0 million. Adjusted EBIT margin for the nine months ended September 30, 2024 was 40.8%, compared to 36.2% for the nine months ended September 30, 2023. The increases were primarily due to improved operating leverage, including the impacts of higher non-GAAP gross profit margin driven by favorable product mix, favorable foreign currency changes, and product cost reductions, partially offset by lower average pricing on mature products.

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

Due to the global nature of our operations, a portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $92.6 million and $87.3 million at September 30, 2024 and December 31, 2023, respectively. Of these amounts, cash held by our non-U.S. operations totaled $32.7 million and $71.8 million as of September 30, 2024 and December 31, 2023, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries. We expect to reduce our cash balance in the second half of the year, primarily driven by the payment of the Seller Note related to the CD acquisition and debt reduction, partially offset by cash generated from operations.

On September 18, 2024, we entered into a definitive agreement to sell our CMM business for $150.0 million. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements. On June 17, 2024 in anticipation of the CMM transaction, we entered into a Consent Memorandum with the administrative agent and our lenders under the A&R Credit Agreement (as defined below) regarding consents to certain conditions applicable to disposition of assets. For additional information refer to Note 9. Borrowings.

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

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of September 30, 2024, outstanding borrowings under the Credit Facility were $108.0 million. At any time during the term of the Credit Facility, we will be permitted to request an increase to the commitments under the Credit Facility to establish one or more incremental term loans or revolving credit facilities in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 9. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. At September 30, 2024, we have $68.2 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2024 and 2023, the Company repurchased 1,686,253 and 1,630,161 shares of common stock, respectively, for a total of $29.5 million and of $27.5 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash flows provided by (used in):
Operating activities	$95.0	$62.3
Investing activities	(3.1)	0.3
Financing activities	(87.2)	(35.3)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.4)
Net increase in cash and cash equivalents	$5.3	$26.9

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. Excluding non-cash items, the increase in cash provided by operating activities in 2024 is primarily due to an increase in net earnings driven by higher revenues and gross profit. The increase was partially offset by higher restructuring and incentive compensation payments in 2024.

Investing Activities

The cash used in investing activities during 2024 was primarily driven by capital expenditures, which were lower in 2024 as compared to 2023, offset by proceeds from the sale of intellectual property. The cash provided by investing activities during 2023 was primarily driven by proceeds from the sale of certain machinery and equipment, partially offset by capital expenditures to support product innovation and cost savings.

In 2024, we expect capital expenditures to be in the range of 2.0% to 3.0% of revenues.

Financing Activities

Cash used in financing activities during 2024 was primarily related to the $29.5 million of repurchases of common stock, the $52.0 million net payments on the revolving credit facility, the $6.4 million payment of taxes related to net share settlement of equity awards, and partially offset by proceeds of $2.1 million from the exercise of options. Cash used in financing activities during 2023 was primarily related to the $27.5 million of repurchases of common stock, the $6.2 million payment of taxes related to net share settlement of equity awards, and the $1.9 million payment of debt issuance costs, partially offset by proceeds of $1.6 million from the exercise of options.

Adjusted Free Cash Flow

In addition to measuring cash flow generation based on the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows (including discontinued operations), Knowles also measures adjusted free cash flow and adjusted free cash flow as a percentage of revenues. Adjusted free cash flow is defined as non-GAAP net cash attributable to continuing operations less non-GAAP capital expenditures attributable to continuing operations. Non-GAAP net cash attributable to continuing operations is defined as net cash provided by operating activities less amounts attributable to discontinued operations. Non-GAAP capital expenditures attributable to continuing operations is defined as capital expenditures less amounts attributable to discontinued operations. Knowles believes these measures are helpful in measuring its cash generated from its continuing operations that is available to repay debt, fund acquisitions, and repurchase Knowles common stock. Adjusted free cash flow and adjusted free cash flow as a percentage of revenues are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, adjusted free cash flow and adjusted free cash flow as a percentage of revenues should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$95.0	$62.3
Less: amounts attributable to discontinued operations	(22.1)	(21.6)
Non-GAAP net cash attributable to continuing operations	72.9	40.7

Capital expenditures	(10.3)	(11.8)
Less: amounts attributable to discontinued operations	0.9	3.8
Non-GAAP capital expenditures attributable to continuing operations	(9.4)	(8.0)

Non-GAAP net cash attributable to continuing operations	72.9	40.7
Non-GAAP capital expenditures attributable to continuing operations	(9.4)	(8.0)
Adjusted free cash flow	$63.5	$32.7
Adjusted free cash flow as a % of revenues	15.5%	10.3%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our exposure to market risk as of December 31, 2023, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal control structure of an acquired business and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the recently acquired business.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth below.

If we are unsuccessful in implementing our divestment strategy for the CMM business our business and financial results may be adversely affected.

The planned strategic divestiture of our CMM business involves significant risks and uncertainties, some of which are beyond our control. The occurrence of an event, change, or other circumstance, such as various closing conditions associated with the transaction not being satisfied or waived, could give rise to the transaction terminating or a delay in consummation. Similarly, failure to obtain, delays in obtaining, or adverse conditions contained in, regulatory or other required approvals, could impact the timing and certainty of consummation. Further, we may encounter unanticipated difficulties or expenditures relating to the transaction, such as legal proceedings that may be instituted against the Company and others. The divestiture of CMM may also result in disruptions to our ongoing business due to, for example, challenges associated with the separation of business infrastructure, difficulties in employee retention, and the response of customers, distributors, suppliers and competitors.

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

Below is a summary of share repurchases for the three months ended September 30, 2024:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
September 2024	253,264	$17.77	253,264	$68.2

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

During the quarter ended September 30, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

2.1
Purchase and Sale Agreement, dated September 18, 2024, by and between Knowles Corporation and Syntiant Corp. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on September 19, 2024 (SEC file No. 001-36102))

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 29, 2024	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)