Form 10-K
period 2024-12-31
Knowles Corp
filed 2025-02-13
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 28, 2024, the last business day of the registrant's second fiscal quarter, was approximately $1.5 billion based on the closing price of the registrant's common stock as of such date as reported by the New York Stock Exchange.

The number of outstanding shares of the registrant’s common stock as of February 11, 2025 was 87,663,173.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's definitive Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2024.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a leading manufacturer of specialty electronic components. We design parts that perform unique, critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, we enable businesses to succeed in the most demanding applications across medtech, defense, and industrial markets. Our high-performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, balanced armature speakers, and miniaturization products enable and enhance the performance of technologies with the power to change, improve, and save lives. Knowles, founded in 1946 and headquartered in Itasca, Illinois, has grown into a global organization with approximately 5,500 employees at facilities located in 11 countries around the world.

Our Strategy

The Company is focused on delivering high value, differentiated solutions to a diverse set of end markets.

In our Precision Devices ("PD") segment, our high-performance capacitors and RF filtering solutions enable some of the most demanding applications in the defense, medtech, and electrification markets. Our capacitor portfolio includes products with highly specialized requirements including high voltage, high temperature, and high reliability. We also deliver RF filtering solutions across a broad range of applications and frequencies primarily serving the defense market. We continue to focus on sales growth and improved margins by expanding our presence in profitable markets through organic initiatives and acquisitions.

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

Our Business Segments

We have two reportable segments - Precision Devices ("PD") and MedTech & Specialty Audio ("MSA"). These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting. The segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

Our reportable segments are as follows:

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, electrification, and industrial markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures balanced armature speakers and microphones used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

We sell our products directly to original equipment manufacturers ("OEMs"), their contract manufacturers and suppliers, and through sales representatives and distributors worldwide.

Market Trends

In our PD segment, we sell high reliability, high voltage and high temperature ceramic, film, mica and electrolytic capacitors, and RF filters across diverse end markets. Portions of this segment face much greater exposure to capital investment cycles and government spending, both direct and indirect, as some of these end markets are largely dependent on project upgrades, expansion, and government contracts. We have been experiencing increased demand for our products driven by the upgrading of large rotary radar and deployment of communication satellites. In addition, demand has increased as a result of the expansion of small implantable devices to monitor and correct a host of chronic health issues.

In our MSA segment, sales within the hearing aid market are largely driven by aging demographics, healthcare spending, increasing affluence in emerging markets, and government subsidies. Our microphones and balanced armature speakers are also utilized to produce high-definition audio for higher performance True Wireless Stereo ("TWS").

Geographic Trends

We strive to maintain our manufacturing facilities in close proximity to our direct customers. In PD, we operate 8 facilities in North America and 1 facility in Asia for the manufacturing of products that support our global customers, as well as their suppliers and contract manufacturers. In MSA, we currently operate 4 facilities in Asia to serve the leading hearing health manufacturers largely based in Europe, China, and North America. Although end-user demand for hearing aids is global and marketing activities occur globally, the majority of our manufacturing is located in the Philippines and Malaysia.

Competitive Landscape

Success in the electronic components industry is primarily driven by innovation and flexibility. We compete across consumer platforms to deliver superior acoustic performance through customized products. Our investments in research and development enable us to capture new design wins across consumer OEMs. Our ability to balance and shift between full and semi-automation is key to our ability to optimize our operations and operating expenses. Additionally, it is important for suppliers to have flexibility and quick time-to-market to meet clients’ needs. Key competitors of our PD segment include: Kyocera AVX, Yageo Corporation's Kemet products, Vishay Intertechnology, and a broad range of specialty companies and brands. Our MSA segment's primary competitor is Sonion.

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors and filters for a diverse set of end markets including defense, medtech, industrial, and electrification.

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

Customers, Sales, and Distribution

We serve customers in the medtech, defense, electrification, and industrial markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource to contract manufacturers.

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2024	2023	2022
WS Audiology A/S	14%	16%	13%
Sonova Holding AG	*	*	12%
* Less than 10% of total revenues.

We manufacture and develop our products as well as maintain sales and technical customer support offices in North America, Europe, and Asia. We supplement our direct sales force with external sales representatives and distributors. Our global distribution center is located in Penang, Malaysia. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines to various customer bases. For further detail and for additional disclosures regarding sales and long-lived assets by geographic location, see Note 17. Segment Information to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

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

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2025 through 2044. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2025, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

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

Seasonality

Our PD segment is not typically subject to seasonality, while our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year.

Talent, Development, and Culture

As of December 31, 2024, Knowles had approximately 5,500 employees at facilities located in 11 countries around the world. Approximately 68% of our employees are in Asia and approximately 69% of our employees globally identify as female. In the United States, approximately 46% of our employees identify as female and approximately 39% of our employees self-identified as belonging to a racial/ethnic minority group. We believe our success is dependent upon attracting, developing, and retaining high performing employees at all levels of the organization. An important component of achieving this goal is fostering a workplace environment that embraces diversity and inclusion. Our Chief Human Resources Officer is responsible for developing and executing on our human capital strategy, with oversight by the Compensation Committee of our Board of Directors.

We understand that our most important resource is our people. We utilize a variety of recruitment strategies to source top talent who possess the required competencies and experience to execute our strategy. We also invest in the ongoing training and development of our employees by offering tuition and continuous education reimbursement, leveraging an e-learning platform, and implementing formal mentorship programs. Knowles has a formal Succession Planning program with the primary objective of identifying and developing our next generation leaders.

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

Knowles is also committed to the advancement of women in the workplace and representation in engineering careers. We strive to be an employer of choice for women in engineering. We understand the importance of diverse representation and with it, the need for advancing women in Science, Technology, Engineering, and Mathematics ("STEM") careers. We continue to partner with local organizations to help bridge the gender gap in STEM and shape the next generation of women who aspire to be leaders in the new era of technology. For example, Knowles is the perennial sponsor of the University of Illinois at Chicago's ("UIC") Women in Engineering Summer Program. We have also supported UIC's women engineering students with programs such as academic scholarships, summer internship programs, mentorship programs, and full-time employment opportunities.

We have also worked to increase underrepresented groups in our candidate pool, among our new hires, and in leadership positions. For our 2024 summer internship program, approximately 55% of our corporate intern class consisted of minority and/or women students, and approximately 20% of our corporate tech interns were women. In addition, in 2024 approximately 46% of our new hires in the United States were women.

We are fully committed to supporting our communities. In 2024, we continued our partnership with PEAK (Partnership to Educate and Advance Kids), a Chicago-based nonprofit that is focused on providing academically average students from the city's most challenging and under-served neighborhoods with financial, educational, and personal support through their high school years. Knowles has pledged $10,000 annually to provide a PEAK student the opportunity to pursue a high-quality high school education. In addition, Knowles piloted the PEAK Student Tutoring Program, where our employees assist students with STEM-related subjects.

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

Additional information regarding Knowles' activities related to its people and sustainability, as well as workforce diversity data, can be found in the Knowles 2024 Corporate Sustainability Report, which is located on our website. The contents of our website and our Corporate Sustainability Report are referenced for general information only and are not incorporated into this Annual Report on Form 10-K.

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

Risks Related To Our Business

The divestiture of our Consumer MEMS Microphones ("CMM") business may have material adverse effects on our financial condition, results of operations, or cash flows.

On December 27, 2024 we consummated the sale of certain assets and liabilities of our CMM business to Syntiant Corp. While we believe the divestiture of our CMM business will place us in a better position to focus on higher value markets, we may not achieve some or all of the strategic and financial benefits that we expect to achieve, which could result in a material adverse effect to our financial condition, results of operations, or cash flows. We might experience greater dis-synergies than expected. For example, specialized suppliers may be unwilling or unable to fulfill post-divestiture reduced volumes that do not benefit from economies of scale. In addition, the impact of the divestiture on our revenue or profit might be larger than we expected. Further, we might have financial exposure in the divested business, such as through our minority equity ownership in Syntiant, our provision of financing to Syntiant, and certain financial or performance guarantees, indemnities, or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. The separation of certain shared services following the divestiture of our CMM business will continue to require the attention of our management and place demands on other internal resources. We cannot be certain that we will be successful in managing these or any other significant risks that we encounter as a result of divesting the CMM business.

We derive a significant portion of our revenues from a limited number of OEM customers. If revenues derived from these customers decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

Our MSA segment relies on a limited number of customers for a significant portion of their sales. Our MSA segment accounted for 46% of our consolidated revenues for fiscal 2024. For 2024, MSA's top five customers accounted for approximately 81% of its revenues. For the year ended December 31, 2024, WS Audiology A/S accounted for approximately 30% of MSA's revenues and 14% of the consolidated company revenues.

The loss of any one of our top customers or a reduction in the purchases of our products by such customers would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. For example, in fiscal 2022 we experienced customer purchasing adjustments due to excess inventory in the supply chain, which were partially offset by financial incentives offered to customers during the fourth quarter. Further, concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. Further, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of our OEM customers.

A significant portion of revenues for our Precision Devices segment depends on U.S. government contracts, which require us to comply with various procurement laws and regulations. Failure to comply with these laws and regulations could result in an interruption or termination of our government contractor status, which could have a adverse impact on our results of operation.

We must comply with and are affected by U.S. Federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations impose requirements that, while customary in U.S. government contracts, may impose additional costs on our business operations. Failure to comply with applicable regulations and requirements could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, suspension of payment, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including International Traffic in Arms Regulations ("ITAR"), employment practices, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts could have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

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

We engage in strategic transactions and make strategic investments, including investments in emerging technology companies and intellectual property, which are focused on growth by positioning the Company for expansion into new markets, territories or technologies, exploiting new or growing customer or market opportunities, and developing new technologies and products. Such acquisitions and strategic investments naturally entail significant risks and uncertainties, some of which are beyond our control. To the extent we are successful in making acquisitions, such as our acquisition of Cornell Dubilier, we may not realize the expected benefits of our acquisitions or strategic transactions, or be able to retain those benefits even if realized. We may not, for example, be able to retain key employees, customers, or suppliers of acquired companies, derive value from acquired technology or assets, and we may experience delays in achieving cost or revenue synergies or encounter higher than expected costs in implementing them. Further, the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify. In addition, due to our inexperience with certain adjacent or complimentary technologies and doing business in certain geographic regions that may be served by acquired businesses, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions or investments, and we may not achieve them. We cannot, therefore, provide assurance that each of our acquisitions or strategic investments will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic acquisitions or investments fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

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

Implementing our business strategy also requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. Competition for such experienced technical personnel in our industry and where we are located is intense, and we cannot assure that we can continue to recruit and retain such personnel. For example, there is substantial competition for experienced engineers in Asia and technical personnel in the U.S., which may make it difficult for us to recruit and retain key employees. If we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be materially impaired.

Our effective tax rate may fluctuate which will impact our future financial results.

Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings as we are subject to income taxes in both the U.S. and various foreign jurisdictions. Tax regulations governing each region, changes to those regulations, differing statutory tax rates, changes in the valuation of deferred tax assets, tax law, or rate changes could adversely affect our effective tax rate, and ultimately actual taxes payable. The estimated effects of applicable tax laws have been incorporated into our financial results.

Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities, and these audits may result in adjustments to our provision for taxes or allocations of income or deductions that result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will not change materially or be adequate to satisfy any associated tax liability. For additional detail regarding jurisdictions where we are currently under audit, see Note 12. Income Taxes to our consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." If our effective tax rates were to increase or if our tax liabilities exceed our estimates and provisions for such taxes, our financial results could be adversely affected.

Moreover, tax rates and laws in the countries where we operate may change, or tax reforms may be enacted domestically or in foreign jurisdictions which may increase tax uncertainty and may adversely affect our liquidity, cash flows, and future reported financial results or our ability to continue to structure and conduct our business as is done currently. For example, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation, treaties, and regulations concerning taxation. In addition, many countries have enacted fundamental changes to the international corporate tax system, by the Organization for Economic Co-operation and Development's (the "OECD") Inclusive Framework on Base Erosion and Profit Shifting, including the implementation of a minimum tax on global income now effective for some countries, amongst other proposals.

Our products are complex and could contain defects, which could result in material costs to us and harm our business, results of operations, and financial condition.

Our products are complex and could contain defects, which could result in material costs to us. Product development in the markets we serve is becoming more focused on audio signal processing for improved audio performance and to enable intelligent and more sophisticated audio solutions. The increasing complexity of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after significant volumes of product have been shipped. This could result in material costs and other adverse consequences to us including, but not limited to: loss of customers, reduced margins, damage to our reputation, a material product recall, replacement costs for product warranty and support, payments to our customers related to recall claims as a result of various industry or business practices, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance, and a diversion of the attention of our engineering personnel from our product development efforts. In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Due to the complex nature of our products, quality and reliability issues may be identified after significant volumes of a product have been shipped to a large customer. A warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a determination that we have liability or an obligation to cover the costs of a customer product recall, could have a material adverse effect on our business, results of operations, and financial condition.

In addition, our products are typically sold to customers at prices that are significantly lower than the cost of the customer’s products in which they are incorporated. Given that a defect in one of our products could give rise to failures in the products that incorporate them, we may face claims for damages that are disproportionate to the revenues we receive from the products involved and because we are self-insured for matters relating to product quality, a significant claim could have a material adverse effect on our financial condition. Moreover, to the extent a defect in one of our products is caused by a defective component supplied to us by a third party, we may, nonetheless, be liable to the customer and be unsuccessful in seeking indemnification from that third party.

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

Risks Related to Operating a Global Business

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in key end-user markets may adversely affect customer orders as well as demand for our products.

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, consumer spending rates, rising interest rates, the negative impacts caused by pandemics and public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties (including the ongoing conflict between Russia and Ukraine, and China-Taiwan relations). As global economic conditions continue to be volatile or economic uncertainty remains, trends in end-user consumer spending also remain unpredictable. Many of our customers purchase our products, particularly in our MSA segment, based on end-user demand from consumers. As a result, unfavorable economic conditions may lead our customers to delay or reduce purchases of our products.

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

In the past, the Company's business and operating results have been adversely affected by these global economic conditions and remain vulnerable to future adverse impacts. Political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are, and could in the future limit or prevent us from transacting business with certain of our customers or suppliers. The U.S. government has made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China and Mexico. In response, many of those trading partners, including China and Mexico, have imposed or proposed new or higher tariffs on American products. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry and customers. Any unfavorable government policies on international trade, such as export and import controls, capital controls or tariffs, may affect the demand for our products and services, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new export or import controls, tariffs, legislation or regulations are implemented or if existing trade agreements are renegotiated such changes could have an adverse effect on our business, financial condition and results of operations.

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

As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including import, export, and economic sanction laws. These laws may include prohibitions on the sale or supply of certain products to embargoed or sanctioned countries, regions, governments, persons, and entities, may require an export license prior to the export of the controlled item, or may otherwise limit and restrict the export of certain products and technologies. Many of our customers and suppliers are foreign companies or have significant foreign operations. The imposition of new or additional economic and trade sanctions against our major customers or suppliers could result in our inability to sell to, and generate revenue from such customers or purchase materials from such suppliers. Also, ongoing export control reform may impose additional restrictions on our ability to ship products to certain countries or customers. Failure to comply with the various export control regulatory requirements could subject us to significant fines, suspension of export privileges, or disbarment. Although these restrictions and laws have not significantly restricted our operations in the past, there is a risk that they could do so in the future.

Obtaining export licenses can be difficult, time-consuming, and require interpretation of complex regulations. Failure to obtain and/or retain required export licenses could significantly reduce our revenue and materially adversely affect our business, financial condition, results of operations and relationships with customers. In addition, as a result of restrictive export laws our customers may also develop their own solutions to replace our products or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could materially and adversely affect our business and results of operations.

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

In addition, we conduct a significant amount of business outside the United States and adverse movements in currency exchange rates, particularly the Malaysian ringgit, the Chinese renminbi (yuan), the Philippine peso, and the Mexican peso in any period or periods, could have a material adverse effect on our business and our operating results due to a number of factors, including, among others:

o	our products are manufactured and sold outside the United States, which increases our net exposure to changes in foreign exchange rates;
o	our products, which are typically sold in U.S. dollars, may become less price-competitive outside the United States as a result of unfavorable foreign exchange rates;
o	certain of our revenues that are derived from customer sales denominated in foreign currencies could decrease;
o	our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;
o	the cost of materials, products, services, and other expenses outside the United States could be materially impacted by a weakening of the U.S. dollar; and
o	a sustained weakening of the U.S. dollar for an extended period could have a material adverse impact on our operating results and financial position.

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

Should any security breach result in the disclosure of certain of our customers’ or business partners’ confidential information, we may incur liability to such customers or business partners under confidentiality agreements that we are party to with such parties. Should a cyber or physical security event involve classified or other sensitive government information or certain controlled technical information, we may be subject to civil or criminal penalties, the loss of our facility security clearances and other accreditations, loss of our government contracts, loss of access to classified information, or loss of export privileges. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2024, our closing stock price ranged from a high of $20.23 per share to a low of $15.09 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

Governance

The Audit Committee of the Board of Directors considers cybersecurity risk and other information technology risk as part of its risk oversight function. Our head of Internal Audit reports directly to the Audit Committee and is responsible reviewing with the Committee our company-wide enterprise risk assessment, which includes an evaluation of cybersecurity risks and threats. In addition, the Audit Committee separately receives regular reports from our Chief Information Officer on, among other things, our cybersecurity risks and threats, the status of projects to strengthen our information security systems, and assessments of our security program. The Chair of the Audit Committee regularly reports to the full Board regarding its activities, including those related to our cybersecurity risk management program.

Our management team, led by our Vice President and Chief Information Officer ("CIO"), has operational responsibility for our cybersecurity and information security framework and risk management. Our CIO has extensive cybersecurity knowledge and skills gained from various roles in information technology and security for over 31 years, including serving as the Chief Information Officer at two large public companies. Our CIO is supported by a team of enterprise information system and security risk professionals. The CIO receives regular updates on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation. He, in turn, provides regular updates on these matters to our Chief Financial Officer and our Chief Transformation Officer and works closely with our Legal department to oversee compliance with legal, regulatory, and contractual security requirements. In addition, in conjunction with Internal Audit, our CIO supervises any retained external cybersecurity consultants.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. Our material properties used in connection with manufacturing, sales, research and development, and corporate administrative operations, and the segments served at that facility, are as follows:

Location	Principal Function(s)	Owned or Leased	Segment	Square Footage (in thousands)
Suzhou, China (1)	Manufacturing and administrative	Leased	PD, MSA	284
Cebu, the Philippines	Manufacturing and administrative	Owned	MSA	215
Mexicali, Baja California, Mexico	Manufacturing and administrative	Leased	PD	165
Liberty, South Carolina	Manufacturing, sales, and administrative	Owned	PD	155
Cazenovia, New York	Manufacturing, research and development, sales, and administrative	Owned	PD	133
New Bedford, Massachusetts	Distribution center	Leased	PD	110
Penang, Malaysia (1)	Manufacturing and administrative	Owned	MSA	96
Itasca, Illinois (1)	Corporate headquarters, research and development, sales, and administrative	Owned	PD, MSA	74
(1) Subsequent to the sale of the Consumer MEMS Microphones business to Syntiant Corp. on December 27, 2024, we lease space in these facilities to the buyer. The square footage above reflects the space in each facility that is occupied by Knowles.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 13, 2025.

Name	Age	Positions Held

Jeffrey S. Niew	58	President & Chief Executive Officer (since September 2013), member of our Board of Directors (since February 2014), and Director of Syntiant Corp. (since December 2024)

John S. Anderson	61	Senior Vice President & Chief Financial Officer (since December 2013)

Raymond D. Cabrera	58	Senior Vice President & Chief Human Resources Officer (since February 2014)

Daniel J. Giesecke	57	Senior Vice President & Chief Operating Officer (since February 2014)

Robert J. Perna	61	Senior Vice President, General Counsel & Secretary (since May 2019)

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

Holders

The number of holders of record of our common stock as of February 11, 2025 was approximately 658.

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

Below is a summary of share repurchases for the three months ended December 31, 2024:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
October 2024	425,663	$17.62	425,663	$60.7
November 2024	536,827	$18.63	536,827	$50.7
December 2024	338,954	$19.80	338,954	$44.0
Total Activity	1,301,444	$18.60	1,301,444

On February 13, 2025, the Company announced that its Board of Directors had increased its share repurchase authorization by an additional $150 million in additional aggregate value.

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

Comparison of Cumulative Total Return*
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Knowles Corp.
Russell 2000
Dow Jones U.S. Electrical Components & Equipment

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2019 in Knowles Corporation common stock, the Dow Jones U.S. Electrical Components & Equipment Index, and the Russell 2000 index.

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

Our Business

We are a leading manufacturer of specialty electronic components. We design parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, we enable businesses to succeed in the most demanding applications across medtech, defense, and industrial markets. Our high performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, and balanced armature speakers, enhance the performance of our customers products to change, improve, and save lives. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and through distributors worldwide.

Recent Developments

On December 27, 2024, the Company consummated the sale and assignment of certain assets and liabilities of the Company’s Consumer MEMS Microphones (“CMM”) business to Syntiant Corp. ("Syntiant") for approximately $150.0 million in total consideration, consisting of $70.0 million cash ($58.0 million in net cash received) as adjusted for agreed deductions for indebtedness, and working capital and $80.0 million in Syntiant Series D-2 preferred stock (with a fair value of $77.2 million), par value $0.0001. The Company provided $6.4 million in financing, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. The Company will also share in certain separation costs pursuant to a credit, which Syntiant may apply to specified separation costs post-closing. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

The CMM divestiture represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented. Unless otherwise noted, our results of operations discussed below relate to continuing operations and will be impacted by the CMM divestiture.

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

Our Business Segments

At December 31, 2024, we had two reporting segments: (i) PD and (ii) MSA. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting. We previously reflected our CMM business as a reportable segment; however, CMM's results were reclassified to discontinued operations in 2024 based on the Company's intention and eventual divestiture of this business. The results of operations and the related assets and liabilities for CMM have been classified as discontinued operations for all periods presented. The remaining segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

•PD Segment
Our PD segment specializes in the design and delivery of high performance capacitor products and RF solutions primarily serving the defense, medtech, electrification, and industrial markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures balanced armature speakers and microphones used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

Revenues for the year ended December 31, 2022 were significantly impacted by lower end market demand and an inventory correction in the hearing health markets in the second half of 2022. As a result, the Company offered financial incentives to customers in the fourth quarter of 2022 for certain dual-sourced products. The additional revenues as a result of these financial incentives in the fourth quarter of 2022 were less than 2% of revenues for the year ended December 31, 2022.

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

Results of Operations for the Year Ended December 31, 2024 compared with the Year Ended December 31, 2023

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenues	$553.5	$456.8	$478.8

Gross profit	$234.8	$203.8	$227.0
Non-GAAP gross profit	$245.4	$207.7	$228.1

Earnings from continuing operations before interest and income taxes	$51.0	$42.7	$91.2
Adjusted earnings from continuing operations before interest and income taxes	$107.9	$88.2	$123.4

Provision for (benefit from) income taxes	$11.3	$(28.3)	$21.3
Non-GAAP provision for income taxes	$7.7	$18.3	$20.4

Earnings from continuing operations	$23.4	$65.6	$66.4
Non-GAAP net earnings	$83.9	$64.5	$99.5

Diluted earnings per share from continuing operations	$0.26	$0.72	$0.72
Non-GAAP diluted earnings per share	$0.91	$0.69	$1.05

Revenues

2024 Versus 2023

Revenues for the year ended December 31, 2024 were $553.5 million, compared with $456.8 million for the year ended December 31, 2023, an increase of $96.7 million or 21.2%. PD revenues increased $78.6 million, primarily due to our acquisition of the CD business, partially offset by lower demand from the industrial market in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory. MSA revenues increased $18.1 million, primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market and lower average pricing on mature products. In addition, revenues in the year ended December 31, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

2023 Versus 2022

Revenues for the year ended December 31, 2023 were $456.8 million, compared with $478.8 million for the year ended December 31, 2022, a decrease of $22.0 million or 4.6%. PD revenues decreased $21.5 million, primarily due to lower demand from the industrial, medtech, and defense markets as a result of continued demand weakness associated with excess customer and channel inventory and timing of shipments into the defense market, partially offset by our acquisition of CD. MSA revenues decreased $0.5 million primarily due to lower shipping volumes into the specialty audio market as customers reduced their inventory levels, partially offset by higher shipping volumes into the hearing health market. In addition, shipping volumes were unfavorably impacted in 2023 by financial incentives offered to customers resulting in higher shipping volumes in the fourth quarter of 2022.

Cost of Goods Sold

2024 Versus 2023

Cost of goods sold ("COGS") for the year ended December 31, 2024 was $316.8 million, compared with $251.9 million for the year ended December 31, 2023, an increase of $64.9 million or 25.8%. This increase was primarily due to our acquisition of CD and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and favorable MSA product mix.

2023 Versus 2022

Cost of goods sold ("COGS") for the year ended December 31, 2023 was $251.9 million, compared with $251.8 million for the year ended December 31, 2022, an increase of $0.1 million. This increase was primarily due to lower factory capacity utilization and our acquisition of CD, partially offset by product cost reductions, lower shipping volumes, and favorable foreign currency exchange rate changes.

Restructuring Charges

2024

During the year ended December 31, 2024, we recorded restructuring charges of $2.0 million related to headcount reductions and $1.4 million for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations within our PD segment. These actions resulted in restructuring charges of $1.9 million within Gross profit and $1.5 million within Operating expenses. For additional information, refer to Note 9. Restructuring and Related Activities to our Consolidated Financial Statements.

2023

During the year ended December 31, 2023, we recorded restructuring charges of $2.5 million for severance pay and benefits related to headcount reductions within our PD segment, and $0.8 million for other costs. For additional information, refer to Note 9. Restructuring and Related Activities to our Consolidated Financial Statements.

2022

During the year ended December 31, 2022, we recorded restructuring charges of $0.6 million for other costs within Operating expenses. For additional information, refer to Note 9. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

2024 Versus 2023

Gross profit for the year ended December 31, 2024 was $234.8 million, compared with $203.8 million for the year ended December 31, 2023, an increase of $31.0 million or 15.2%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2024 was 42.4%, compared with 44.6% for the year ended December 31, 2023. The increase in gross profit was primarily due to our acquisition of CD, product cost reductions, favorable MSA product mix, and higher shipping volumes, partially offset by lower factory capacity utilization in our legacy PD business, lower average pricing on mature products in our MSA business, higher production transfer costs, and the amortization of fair value adjustments to inventory for the CD acquisition. The decrease in gross profit margin was primarily due to impacts of the acquisition of CD. Excluding the impacts of CD, gross profit margins increased primarily due to product cost reductions and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business, lower average pricing on mature products in our MSA business, higher production transfer costs, and the amortization of fair value adjustments to inventory for the CD acquisition.

Non-GAAP gross profit for the year ended December 31, 2024 was $245.4 million, compared with $207.7 million for the year ended December 31, 2023, an increase of $37.7 million or 18.2%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2024 was 44.3%, compared with 45.5% for the year ended December 31, 2023. The increase in non-GAAP gross profit was primarily due to our acquisition of CD, product cost reductions, favorable MSA product mix, and higher shipping volumes, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business. The decrease in non-GAAP gross profit margin was primarily due to impacts of the acquisition of CD. Excluding the impacts of CD, non-GAAP gross profit margins increased primarily due to product cost reductions and favorable MSA product mix, partially offset by lower factory capacity utilization in our legacy PD business and lower average pricing on mature products in our MSA business.

2023 Versus 2022

Gross profit for the year ended December 31, 2023 was $203.8 million, compared with $227.0 million for the year ended December 31, 2022, a decrease of $23.2 million or 10.2%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2023 was 44.6%, compared with 47.4% for the year ended December 31, 2022. The decrease in gross profit was primarily due to lower factory capacity utilization, lower shipping volumes, unfavorable product mix, and higher restructuring charges, partially offset by product cost reductions and favorable foreign currency exchange rate changes. The decrease in gross profit margin was primarily due to lower factory capacity utilization and unfavorable product mix product, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Non-GAAP gross profit for the year ended December 31, 2023 was $207.7 million, compared with $228.1 million for the year ended December 31, 2022, a decrease of $20.4 million or 8.9%. Non-GAAP gross profit margin for the year ended December 31, 2023 was 45.5%, compared with 47.6% for the year ended December 31, 2022. The decrease in non-GAAP gross profit was primarily due to lower factory capacity utilization, lower shipping volumes, and unfavorable product mix, partially offset by product cost reductions and favorable foreign currency exchange rate changes. The decrease in non-GAAP gross profit margin was primarily due to lower factory capacity utilization and unfavorable product mix, partially offset by product cost reductions and favorable foreign currency exchange rate changes.

Research and Development Expenses

2024 Versus 2023

Research and development expenses for the years ended December 31, 2024 and 2023 were $39.5 million and $32.4 million, respectively, an increase of $7.1 million or 21.9%. Research and development expenses as a percentage of revenues for the years ended December 31, 2024 and 2023 was 7.1%. The increase in expenses was primarily driven by our acquisition of the CD business, which increased expenses in our PD segment and additional development activities in our MSA segment. Expenses as a percentage of revenues remained constant.

2023 Versus 2022

Research and development expenses for the years ended December 31, 2023 and 2022 were $32.4 million and $29.3 million, respectively, an increase of $3.1 million or 10.6%. Research and development expenses as a percentage of revenues for the years ended December 31, 2023 and 2022 were 7.1% and 6.1%, respectively. The increase in expenses was primarily driven by additional development activities in both our MSA and PD segments as we continue to invest in our businesses. In addition, our acquisition of the CD business increased expenses in our PD segment. The increase in expenses as a percentage of revenues was driven by our increased investment and lower revenues.

Selling and Administrative Expenses

2024 Versus 2023

Selling and administrative expenses for the year ended December 31, 2024 were $142.0 million, compared with $125.8 million for the year ended December 31, 2023, an increase of $16.2 million or 12.9%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2024 and 2023 were 25.7% and 27.5%, respectively. The increase in expenses was primarily driven by our acquisition of CD, partially offset by lower professional fees and the benefits of PD restructuring actions taken in the prior year. The decrease in expenses as a percentage of revenues was driven by higher revenues, lower professional fees, and the benefits of PD restructuring actions taken in the prior year.

2023 Versus 2022

Selling and administrative expenses for the year ended December 31, 2023 were $125.8 million, compared with $106.3 million for the year ended December 31, 2022, an increase of $19.5 million or 18.3%. Selling and administrative expenses as a percentage of revenues for the year ended December 31, 2023 and 2022 were 27.5% and 22.2%, respectively. The increase in expenses was primarily driven by higher professional service fees and our acquisition of CD. The increase in expenses as a percentage of revenues was driven by an increase in expenses and our lower revenues.

Interest Expense, net

2024 Versus 2023

Interest expense, net for the year ended December 31, 2024 was $16.3 million, compared with $5.4 million for the year ended December 31, 2023, an increase of $10.9 million or 201.9%. The increase was primarily due to imputed interest expense on our Seller Note and a higher outstanding revolving credit facility balance as a result of the acquisition of CD. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

2023 Versus 2022

Interest expense, net for the year ended December 31, 2023 was $5.4 million, compared with $3.5 million for the year ended December 31, 2022, an increase of $1.9 million or 54.3%. The increase was primarily due to imputed interest expense on our Seller Note and a higher outstanding revolving credit facility balance as a result of the acquisition of CD. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Other Expense (Income), net

2024 Versus 2023

Other expense for the year ended December 31, 2024 was $0.8 million, compared with $0.7 million for the year ended December 31, 2023, a change of $0.1 million. Expense in both 2024 and 2023 is primarily due to unfavorable foreign currency exchange rate changes.

2023 Versus 2022

Other expense for the year ended December 31, 2023 was $0.7 million, compared with income of $0.4 million for the year ended December 31, 2022, a change of $1.1 million. Expense in 2023 primarily represents unfavorable foreign currency exchange rate impacts. Income in 2022 primarily represents favorable impacts from foreign currency exchange rate changes, partially offset by an adjustment to pre-spin-off pension obligations.

Provision for (Benefit from) Income Taxes and Non-GAAP Provision for Income Taxes

2024 Versus 2023

The effective tax rate ("ETR") for the year ended December 31, 2024 was 32.6% or a $11.3 million tax provision, compared with (75.9)% or a $28.3 million tax benefit for the year ended December 31, 2023. The change in the ETR was primarily due to the release of a portion of the valuation allowance in the U.S. and the impact of intangible property transfers recorded during 2023. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2024 was 8.4% or a $7.7 million tax provision, compared with 22.1% or a $18.3 million tax provision for the year ended December 31, 2023. The change in the non-GAAP ETR was primarily due to increased utilization of foreign tax credits compared to the prior year. After the foreign tax credits have been fully utilized, we expect the future non-GAAP ETR to increase.

2023 Versus 2022

The ETR for the year ended December 31, 2023 was (75.9)% or a $28.3 million tax benefit, compared with 24.3% or a $21.3 million tax provision for the year ended December 31, 2022. The change in the ETR was primarily due to the release of a portion of the valuation allowance in the U.S. and the impact of intangible property transfers in 2023. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2023 was 22.1% or a $18.3 million tax provision, compared with 17.0% or a $20.4 million tax provision for the year ended December 31, 2022. The increase in the non-GAAP ETR was primarily due to lower pre-tax earnings and the loss of our Malaysian tax holiday.

Earnings from Continuing Operations

2024 Versus 2023

Earnings from continuing operations for the year ended December 31, 2024 was $23.4 million, compared with $65.6 million for the year ended December 31, 2023, a decrease of $42.2 million. As described above, the decrease is primarily due to income tax expense in 2024 compared to a benefit in 2023, higher operating expenses, and higher interest expense, partially offset by higher gross profit.

2023 Versus 2022

Earnings from continuing operations for the year ended December 31, 2023 was $65.6 million, compared with $66.4 million for the year ended December 31, 2022, a decrease of $0.8 million or 1.2%. As described above, the decrease is primarily due to lower gross profit, higher operating expenses, increased interest expense, and unfavorable foreign currency exchange rate impacts, partially offset by a favorable change in income taxes.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2024 Versus 2023

Earnings before interest and income taxes from continuing operations ("EBIT") for the year ended December 31, 2024 was $51.0 million, compared with $42.7 million for the year ended December 31, 2023, an increase of $8.3 million or 19.4%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2024 was 9.2%, compared with 9.3% for the year ended December 31, 2023. The increase in EBIT is primarily due to higher gross profit from the acquisition of CD, partially offset by higher operating expenses from the acquisition of CD. The decrease in EBIT margin is primarily due to higher operating expenses and impacts of the acquisition of CD on gross margins, partially offset by higher gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2024 was $107.9 million, compared with $88.2 million for the year ended December 31, 2023, an increase of $19.7 million or 22.3%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2024 was 19.5%, compared with 19.3% for the year ended December 31, 2023. The increase in Adjusted EBIT is primarily due to higher non-GAAP gross profit from the acquisition of CD, partially offset by higher non-GAAP operating expenses from the acquisition of CD. The increase in Adjusted EBIT margin was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses, and impacts of the acquisition of CD on gross margins.

2023 Versus 2022

EBIT for the year ended December 31, 2023 was $42.7 million, compared with $91.2 million for the year ended December 31, 2022, a decrease of $48.5 million or 53.2%. EBIT margin for the year ended December 31, 2023 was 9.3%, compared with 19.0% for the year ended December 31, 2022. The change is primarily due to lower gross profit, higher operating expenses, and unfavorable foreign currency exchange rate impacts.

Adjusted EBIT from continuing operations for the year ended December 31, 2023 was $88.2 million, compared with $123.4 million for the year ended December 31, 2022, a decrease of $35.2 million or 28.5%. Adjusted EBIT margin for the year ended December 31, 2023 was 19.3%, compared with 25.8% for the year ended December 31, 2022. The decreases were primarily due to lower non-GAAP gross profit, higher non-GAAP operating expenses, and unfavorable foreign currency exchange rate impacts.

(Loss) Earnings from Discontinued Operations, net

2024 Versus 2023

Loss from discontinued operations for the year ended December 31, 2024 was $261.2 million, compared with earnings of $6.8 million for the year ended December 31, 2023. The decrease in earnings from discontinued operations was primarily driven by our goodwill impairment charges and unfavorable income tax changes, partially offset by the gain on sale of the CMM business and reduction in stock-based compensation expense. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

2023 Versus 2022

Earnings from discontinued operations for the year ended December 31, 2023 was $6.8 million, compared with a loss of $496.5 million for the year ended December 31, 2022. The increase in earnings from discontinued operations was primarily due to our goodwill impairment charges in 2022 that did not recur in 2023 and higher gross profit. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

2024 Versus 2023

Diluted earnings per share from continuing operations was $0.26 for the year ended December 31, 2024, compared with $0.72 for the year ended December 31, 2023, a decrease of $0.46. As described above, the decrease is primarily due to unfavorable income tax changes, higher operating expenses, and increased interest expense, partially offset by higher gross profit.

Non-GAAP diluted earnings per share for the year ended December 31, 2024 was $0.91, compared with $0.69 for the year ended December 31, 2023, an increase of $0.22. As described above, the increase was primarily due to higher non-GAAP gross profit and favorable income tax changes, partially offset by higher non-GAAP operating expenses and interest expense.

2023 Versus 2022

Diluted earnings per share from continuing operations was $0.72 for the years ended December 31, 2023 and 2022. As described above, the lower gross profit, higher operating expenses, increased interest expense, and unfavorable foreign currency exchange rate impacts were offset by a favorable change in income taxes.

Non-GAAP diluted earnings per share for the year ended December 31, 2023 was $0.69, compared with $1.05 for the year ended December 31, 2022, a decrease of $0.36. As described above, the decrease was primarily due to lower non-GAAP gross profit, higher non-GAAP operating expenses, increased interest expense, and unfavorable foreign currency exchange rate impacts.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Gross profit	$234.8	$203.8	$227.0
Stock-based compensation expense	1.5	1.6	1.1
Restructuring charges	1.9	1.1	—
Production transfer costs (2)	3.8	0.4	—
Acquisition-related costs (3)	2.3	0.8	—
Other (4)	1.1	—	—
Non-GAAP gross profit	$245.4	$207.7	$228.1

Net earnings from continuing operations	$23.4	$65.6	$66.4
Interest expense, net	16.3	5.4	3.5
Provision for (benefit from) income taxes	11.3	(28.3)	21.3
Earnings from continuing operations before interest and income taxes	51.0	42.7	91.2
Stock-based compensation expense	22.2	22.8	22.4
Intangibles amortization expense	17.0	7.5	5.8
Restructuring charges	3.4	3.3	0.6
Production transfer costs (2)	4.2	0.4	—
Acquisition-related costs (3)	8.4	9.4	—
Other (4)	1.7	2.1	3.4
Adjusted earnings from continuing operations before interest and income taxes	$107.9	$88.2	$123.4

Provision for (benefit from) income taxes	$11.3	$(28.3)	$21.3
Income tax effects of non-GAAP reconciling adjustments (5)	(3.6)	46.6	(0.9)
Non-GAAP provision for income taxes	$7.7	$18.3	$20.4

Net earnings from continuing operations	$23.4	$65.6	$66.4
Non-GAAP reconciling adjustments (6)	56.9	45.5	32.2
Income tax effects of non-GAAP reconciling adjustments (5)	(3.6)	46.6	(0.9)
Non-GAAP net earnings	$83.9	$64.5	$99.5

Diluted earnings per share from continuing operations	$0.26	$0.72	$0.72
Earnings per share non-GAAP reconciling adjustment (5)(6)	0.65	(0.03)	0.33
Non-GAAP diluted earnings per share	$0.91	$0.69	$1.05

Diluted average shares outstanding	90.1	91.6	92.8
Non-GAAP adjustment (7)	2.4	2.3	1.8
Non-GAAP diluted average shares outstanding (7)	92.5	93.9	94.6

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
(2)    Production transfer costs represent duplicate costs incurred to consolidate or migrate manufacturing to facilities primarily within the United States. These amounts are included in the corresponding Gross profit and Earnings from continuing operations before interest and income taxes for each period presented.
(3)    These expenses are related to the acquisition of Cornell Dubilier by the Precision Devices segment. These expenses include ongoing costs to facilitate integration, the amortization of fair value adjustments to inventory, and costs incurred by the Company to carry out this transaction.
(4)    In 2024 and 2023, other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances. In 2022, Other expenses represent an adjustment to pre-spin-off pension obligations of $3.4 million, which was recorded in Other (income) expense, net, and the ongoing net lease cost related to facilities not used in operations.
(5)     Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. In 2023, these adjustments include one-time tax benefits.
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

Segment Results of Operations for the Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Precision Devices

	Years Ended December 31,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$300.0		$221.4		$242.9

Earnings from continuing operations before interest and income taxes	$14.8	4.9%	$25.0	11.3%	$56.1	23.1%
Stock-based compensation expense	2.7		3.5		2.6
Intangibles amortization expense	17.0		7.5		5.8
Restructuring charges	3.4		2.5		—
Production transfer costs (1)	4.2		0.4		—
Acquisition-related costs (2)	7.4		1.6		—
Other (3)	0.5		—		3.4
Adjusted earnings from continuing operations before interest and income taxes	$50.0	16.7%	$40.5	18.3%	$67.9	28.0%

(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.
(3) Expenses in 2022 represent an adjustment to pre-spin-off pension obligations.

Revenues

2024 Versus 2023

PD revenues were $300.0 million for the year ended December 31, 2024, compared with $221.4 million for the year ended December 31, 2023, an increase of $78.6 million or 35.5%. Revenues increased due to our acquisition of the CD business, partially offset by lower demand from the industrial market in our legacy PD business as a result of continued demand weakness associated with excess customer and channel inventory.

2023 Versus 2022

PD revenues were $221.4 million for the year ended December 31, 2023, compared with $242.9 million for the year ended December 31, 2022, a decrease of $21.5 million or 8.9%. Revenues decreased primarily due to lower demand from the industrial, medtech, and defense markets, as a result of continued demand weakness associated with excess customer and channel inventory and timing of shipments into the defense market, partially offset by our acquisition of CD.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2024 Versus 2023

PD EBIT from continuing operations was $14.8 million for the year ended December 31, 2024, compared with $25.0 million for the year ended December 31, 2023, a decrease of $10.2 million or 40.8%. EBIT margin for the year ended December 31, 2024 was 4.9%, compared with 11.3% for the year ended December 31, 2023. The decreases were primarily due to increased operating expenses, partially offset by higher gross profit. The increase in operating expenses was primarily driven by the acquisition of the CD business, which includes higher intangible amortization expenses. The gross profit increase was primarily driven by our acquisition of CD, partially offset by lower gross profit margins. The lower gross profit margins were impacted by the acquisition of CD, lower factory capacity utilization in our legacy PD business, production transfer costs, and the amortization of fair value adjustments to inventory for the CD acquisition, partially offset by product cost reductions and factory productivity improvements in our legacy PD business.

PD Adjusted EBIT was $50.0 million for the year ended December 31, 2024, compared with $40.5 million for the year ended December 31, 2023, an increase of $9.5 million or 23.5%. Adjusted EBIT margin for the year ended December 31, 2024 was 16.7%, compared with 18.3% for the year ended December 31, 2023. The increase in Adjusted EBIT was primarily due to higher non-GAAP gross profit driven by the acquisition of CD, partially offset by higher non-GAAP operating expenses and lower non-GAAP gross profit margins from the acquisition of CD. The decrease in adjusted EBIT margin was primarily due to higher non-GAAP operating expenses and lower non-GAAP gross profit margins driven by the acquisition of CD. The increase in non-GAAP operating expenses was driven by the acquisition of the CD business. The lower non-GAAP gross profit margins were impacted by the acquisition of CD and lower factory capacity utilization in our legacy PD business, partially offset by product cost reductions and factory productivity improvements in our legacy PD business.

2023 Versus 2022

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

PD Adjusted EBIT was $40.5 million for the year ended December 31, 2023, compared with $67.9 million for the year ended December 31, 2022, a a decrease of $27.4 million or 40.4%. Adjusted EBIT margin for the year ended December 31, 2023 was 18.3%, compared with 28.0% for the year ended December 31, 2022. The decreases were primarily due to lower revenues and non-GAAP gross profit margin. The non-GAAP gross profit margin decrease was primarily driven by lower factory capacity utilization, partially offset by product cost reductions and a decrease in precious metal costs.

MedTech & Specialty Audio

	Years Ended December 31,
(in millions)	2024	Percent of Revenues	2023	Percent of Revenues	2022	Percent of Revenues
Revenues	$253.5		$235.4		$235.9

Earnings from continuing operations before interest and income taxes	$97.5	38.5%	$86.5	36.7%	$85.7	36.3%
Stock-based compensation expense	4.8		3.5		2.9
Adjusted earnings from continuing operations before interest and income taxes	$102.3	40.4%	$90.0	38.2%	$88.6	37.6%

Revenues

2024 Versus 2023

MSA revenues were $253.5 million for the year ended December 31, 2024, compared with $235.4 million for the year ended December 31, 2023, an increase of $18.1 million or 7.7%. Revenues increased primarily due to higher shipping volumes of hearing health products driven by stronger end market demand, partially offset by lower shipping volumes into the specialty audio market and lower average pricing on mature products. In addition, revenues in the year ended December 31, 2023 were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

2023 Versus 2022

MSA revenues were $235.4 million for the year ended December 31, 2023, compared with $235.9 million for the year ended December 31, 2022, a decrease of $0.5 million or 0.2%. Revenues decreased primarily due to lower shipping volumes into the specialty audio market and lower average pricing on mature products, partially offset by higher shipping volumes of hearing health products driven by stronger end market demand. In addition, revenues in the year ended December 31, were unfavorably impacted by financial incentives offered to customers in the fourth quarter of 2022, which resulted in higher shipping volumes in the fourth quarter of 2022 and lower revenues in the first quarter of 2023.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

2024 Versus 2023

MSA EBIT from continuing operations was $97.5 million for the year ended December 31, 2024, compared with $86.5 million for the year ended December 31, 2023, an increase of $11.0 million or 12.7%. EBIT margin for the year ended December 31, 2024 was 38.5%, compared with 36.7% for the year ended December 31, 2023. The increases were primarily due to due to improved operating leverage and the impacts of higher gross profit margins driven by favorable product mix, product cost reductions and favorable foreign currency exchange rates, partially offset by lower average pricing on mature products.

MSA Adjusted EBIT was $102.3 million for the year ended December 31, 2024, compared with $90.0 million for the year ended December 31, 2023, an increase of $12.3 million or 13.7%. Adjusted EBIT margin for the year ended December 31, 2024 was 40.4%, compared with 38.2% for the year ended December 31, 2023. The increases were primarily due to improved operating leverage and the impacts of higher non-GAAP gross profit margin driven by favorable product mix, product cost reductions and favorable foreign currency exchange rates, partially offset by lower average pricing on mature products.

2023 Versus 2022

MSA EBIT from continuing operations was $86.5 million for the year ended December 31, 2023, compared with $85.7 million for the year ended December 31, 2022, an increase of $0.8 million or 0.9%. EBIT margin for the year ended December 31, 2023 was 36.7%, compared with 36.3% for the year ended December 31, 2022. The increases were primarily due to higher gross profit margin, partially offset by higher operating expenses. The higher gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization.

MSA Adjusted EBIT was $90.0 million for the year ended December 31, 2023, compared with $88.6 million for the year ended December 31, 2022, an increase of $1.4 million or 1.6%. Adjusted EBIT margin for the year ended December 31, 2023 was 38.2%, compared with 37.6% for the year ended December 31, 2022. The increases were primarily due to higher non-GAAP gross profit margin, partially offset by higher non-GAAP operating expenses. The higher non-GAAP gross profit margin was driven by product cost reductions and favorable foreign currency exchange rates, partially offset by lower factory capacity utilization.

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

Due to the global nature of our operations, a significant portion of our cash is typically held outside the United States. Our cash and cash equivalents totaled $130.1 million and $87.3 million at December 31, 2024 and 2023, respectively. Of these amounts, cash held by our non-U.S. operations totaled $92.4 million and $71.8 million as of December 31, 2024 and 2023, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On December 27, 2024, we completed the sale of the CMM segment to Syntiant Corp. for approximately $142.4 million in total consideration, consisting of $58.0 million in net cash received, $1.6 million for estimated working capital adjustments, and Series D-2 preferred stock of Syntiant with a fair value of $77.2 million. We will also share in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. For additional information, refer to Note 2. Disposed and Discontinued Operations to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.

On June 17, 2024 in anticipation of the CMM transaction, we entered into a Consent Memorandum with the administrative agent and our lenders under the A&R Credit Agreement (as defined below) regarding consents to certain conditions applicable to the disposition of assets. For additional information refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.".

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

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of December 31, 2024, outstanding borrowings under the Credit Facility were $134.0 million. At any time during the term of the Credit Facility, we will be permitted to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the Revolving Credit Facility in an aggregate principal amount not to exceed $200.0 million for all such incremental facilities. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 11. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150 million in additional aggregate value. At December 31, 2024, we have $44.0 million remaining that may yet be purchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2024, 2023, and 2022 we repurchased 2,987,697, 2,851,604, and 2,339,045 shares of common stock, respectively, for a total of $53.7 million, $47.5 million, and $44.0 million, respectively.

On February 13, 2025, the Company announced that its Board of Directors had increased its share repurchase authorization by an additional $150 million in additional aggregate value.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2024	2023	2022
Net cash flows provided by (used in):
Operating activities	$130.1	$122.7	$86.3
Investing activities	45.2	(141.6)	(32.7)
Financing activities	(132.0)	58.2	(73.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	(1.1)
Net increase (decrease) in cash and cash equivalents	$42.8	$39.1	$(20.7)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. Excluding non-cash items, the increase in cash provided by operating activities in 2024 is primarily due to higher revenues and gross profit. The increase was partially offset by higher 2024 payments for restructuring, interest, and income taxes.

Investing Activities

The cash provided by investing activities in 2024 is driven by the proceeds from the sale of our CMM business and proceeds from the sale of intellectual property, partially offset by capital expenditures and payments to finance the seller loan to Syntiant in conjunction with the sale of our CMM business. The cash used in investing activities during 2023 was primarily driven by the acquisition of CD and capital expenditures, partially offset by proceeds from the sale of certain machinery and equipment. The 2024 and 2023 capital expenditures supported product innovation and cost savings.

Our 2024, 2023, and 2022 capital expenditures attributable to continuing operations as a percentage of revenues (see Adjusted free cash flows below) were 2.1%, 2.7%, and 3.1%, respectively. In 2025, we expect capital expenditures to be in the range of 3% to 5% of revenues. We expect to fund these capital expenditures through our existing cash balances and cash flows from operating activities.

Financing Activities

Cash used in financing activities during 2024 is primarily related to $53.7 million of repurchases of common stock, the $50.0 million payment on the CD Seller Note, $26.0 million net payments on the revolving credit facility, and $6.6 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $5.8 million from the exercise of options. Cash provided by financing activities during 2023 is primarily related to $115.0 million net borrowings of revolving credit facility, partially offset by $47.5 million of repurchases of common stock and $6.2 million payment of taxes related to net share settlement of equity awards.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$130.1	$122.7	$86.3
Less: amounts attributable to discontinued operations	(24.4)	(43.6)	9.8
Non-GAAP net cash attributable to continuing operations	105.7	79.1	96.1

Capital expenditures	(13.6)	(16.9)	(32.1)
Less: amounts attributable to discontinued operations	1.7	4.7	17.2
Non-GAAP capital expenditures attributable to continuing operations	(11.9)	(12.2)	(14.9)

Non-GAAP net cash attributable to continuing operations	105.7	79.1	96.1
Non-GAAP capital expenditures attributable to continuing operations	(11.9)	(12.2)	(14.9)
Adjusted free cash flow	$93.8	$66.9	$81.2
Adjusted free cash flow as a % of revenues	16.9%	14.6%	17.0%

In 2024, we generated adjusted free cash flow of $93.8 million compared to adjusted free cash flow in 2023 of $66.9 million. The increase in adjusted free cash flow in 2024 compared to 2023 was primarily due to higher adjusted earnings from continuing operations before interest and income taxes. The increase was partially offset by higher 2024 cash payments for interest and income taxes.

In 2023, we generated adjusted free cash flow of $66.9 million compared to adjusted free cash flow in 2022 of $81.2 million. The decrease in adjusted free cash flow in 2023 compared to 2022 was primarily due to lower adjusted earnings from continuing operations before interest and income taxes. In addition, adjusted free cash flow was lower due to higher 2023 cash payments for income taxes and interest.

Contingent Obligations

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of its business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual obligations and commitments as of December 31, 2024 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$206.7	$72.7	$134.0	$—	$—
Operating leases (2)	10.6	4.3	5.0	1.2	0.1
Purchase obligations (3)	61.5	61.5	—	—	—
Finance leases (2)	0.9	0.4	0.5	—	—
Total obligations	$279.7	$138.9	$139.5	$1.2	$0.1

(1) Relates to the maturity of indebtedness under our Revolving Credit Facility and the Seller Note; does not give effect to any early repayment of or future amounts which may be drawn under the Revolving Credit Facility.

(2) Represents commitments related to operating and finance leases. See Note 7. Leases to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."
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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by changes in the Chinese renminbi (yuan), the Malaysian ringgit, the Philippine peso, and the Japanese yen. Based on our current sales and manufacturing activity, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our pre-tax earnings by approximately $19.4 million, excluding the impact of our hedging program. See Note 10. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. For the years ended December 31, 2024, 2023, and 2022, WS Audiology A/S accounted for approximately 14%, 16%, and 13% of our revenues attributable to continuing operations, respectively. For the year ended December 31, 2022, Sonova Holding AG accounted for approximately 12% of our revenues attributable to continuing operations. No other customer accounted for more than 10% of total revenues during these periods. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

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

Interest Rates

Borrowings under our Revolving Credit Facility are at variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of December 31, 2024 would increase our annual interest expense by approximately $1.3 million.

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

Inventories: Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out ("FIFO") basis. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is our policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory) and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. We recognize reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors. These estimates require judgment with respect to future demand and market conditions. Additional reserves could be required if actual demand and market conditions differ from our estimates.

Goodwill: The Company tests goodwill for impairment annually as of October 1, or more frequently if there are events or circumstances indicating it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of individual reporting units may exceed their respective fair values. Recoverability of goodwill is measured at the reporting unit level. The Company’s three reporting units are Precision Devices, Cornell Dubilier, and MedTech & Specialty Audio.

Management first reviews relevant qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines it is more likely than not that the carrying value of a reporting unit might be impaired, a quantitative analysis is performed.

In the quantitative impairment assessment, fair value is estimated using a discounted cash flow model that includes market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determination of appropriate discount rates, and other assumptions which are considered reasonable in the discounted cash flow analysis. Significant assumptions used in the model include forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. The fair value measurements for reporting units are based on significant unobservable inputs.

The Company performed a qualitative impairment assessment for its three reporting units as of October 1, 2024. No goodwill impairment charges were recorded in continuing operations during the years ended December 31, 2024, 2023, or 2022.

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

Other Intangible and Long-Lived Assets: Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. No impairment of other intangible or long-lived assets was recorded for the years ended December 31, 2024, 2023, or 2022.

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

At December 31, 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that the deferred tax asset established for a current year net operating loss in Luxembourg would not be realized. As a result, we recognized income tax expense of $18.2 million (primarily through discontinued operations) related to the accrual of our deferred tax valuation allowance during the fourth quarter of 2024.

In 2023, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets for

U.S. foreign tax credits and certain of our U.S. state tax attributes and determined that it was more likely than not that the deferred tax assets for these attributes would be realized. As a result, we recognized an income tax benefit of $15.1 million related to the reversal of our deferred tax asset valuation allowance during the fourth quarter of 2023.

We did not have significant valuation allowance movement against our deferred tax assets in 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section “Risk Management,” included in Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

44	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
46	Consolidated Statements of Earnings
47	Consolidated Statements of Comprehensive Earnings
48	Consolidated Balance Sheets
49	Consolidated Statements of Stockholders' Equity
50	Consolidated Statements of Cash Flows
51	Notes to Consolidated Financial Statements
87	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventories - Estimate of Certain Reserves

As described in Notes 1 and 4 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out ("FIFO") basis. As of December 31, 2024, the Company’s inventories balance was $118.0 million, net of reserves of $37.8 million, a majority of which related to certain reserves. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is the Company’s policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory) and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. Management recognizes reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors. As disclosed by management, these estimates require judgment with respect to future demand and market conditions.

The principal considerations for our determination that performing procedures relating to the valuation of inventories - estimate of certain reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future demand.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of certain reserves. These procedures also included, among others (i) testing management’s process for developing the estimate of certain reserves; (ii) evaluating the appropriateness of management’s estimation methodology; (iii) testing the completeness and accuracy of the underlying data used in developing the estimate of certain reserves; (iv) testing, on a sample basis, the accuracy of the inventory-related reserve charges by recalculating certain reserves; and (v) evaluating the reasonableness of the significant assumption used by management related to future demand. Evaluating management’s assumption related to future demand involved considering (i) the current and past results of the Company; (ii) a comparison of the prior year estimates to actual results in the current year; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2025

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues	$553.5	$456.8	$478.8
Cost of goods sold	316.8	251.9	251.8
Restructuring charges - cost of goods sold	1.9	1.1	—
Gross profit	234.8	203.8	227.0
Research and development expenses	39.5	32.4	29.3
Selling and administrative expenses	142.0	125.8	106.3
Restructuring charges	1.5	2.2	0.6
Operating expenses	183.0	160.4	136.2
Operating earnings	51.8	43.4	90.8
Interest expense, net	16.3	5.4	3.5
Other expense (income), net	0.8	0.7	(0.4)
Earnings before income taxes and discontinued operations	34.7	37.3	87.7
Provision for (benefit from) income taxes	11.3	(28.3)	21.3
Earnings from continuing operations	23.4	65.6	66.4
(Loss) earnings from discontinued operations, net	(261.2)	6.8	(496.5)
Net (loss) earnings	$(237.8)	$72.4	$(430.1)

Earnings per share from continuing operations:
Basic	$0.26	$0.72	$0.72
Diluted	$0.26	$0.72	$0.72

(Loss) earnings per share from discontinued operations:
Basic	$(2.93)	$0.08	$(5.41)
Diluted	$(2.90)	$0.07	$(5.35)

Net (loss) earnings per share:
Basic	$(2.67)	$0.80	$(4.69)
Diluted	$(2.64)	$0.79	$(4.63)

Weighted-average common shares outstanding:
Basic	88.9	90.9	91.7
Diluted	90.1	91.6	92.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net (loss) earnings	$(237.8)	$72.4	$(430.1)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation:
Foreign currency translation losses during period	(2.8)	(6.1)	(23.2)
Reclassification of foreign currency translation gains to earnings upon sale of business	(3.4)	—	—
Total foreign currency translation	(6.2)	(6.1)	(23.2)

Employee benefit plans:
Actuarial (losses) gains and prior service costs arising during period	(1.2)	(0.4)	0.3
Amortization or settlement of actuarial losses and prior service costs	0.5	0.5	0.5
Net change in employee benefit plans	(0.7)	0.1	0.8

Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(2.5)	(3.9)	(2.8)
Net losses reclassified into earnings	1.1	2.2	3.5
Total cash flow hedges	(1.4)	(1.7)	0.7

Other comprehensive (loss) earnings, net of tax	(8.3)	(7.7)	(21.7)

Comprehensive (loss) earnings	$(246.1)	$64.7	$(451.8)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$130.1	$87.3
Receivables, net of allowances of $0.1 and $0.2	105.0	90.7
Inventories	118.0	127.0
Prepaid and other current assets	8.3	6.9
Current assets of discontinued operations	—	116.9
Total current assets	361.4	428.8
Property, plant, and equipment, net	130.1	143.0
Goodwill	269.8	270.5
Intangible assets, net	157.4	175.6
Operating lease right-of-use assets	8.6	13.1
Investment in affiliate	77.2	—
Other assets and deferred charges	113.7	113.7
Non-current assets of discontinued operations	—	318.1
Total assets	$1,118.2	$1,462.8

Current liabilities:
Current maturities of long-term debt	$68.5	$47.1
Accounts payable	58.5	35.9
Accrued compensation and employee benefits	29.4	25.0
Operating lease liabilities	3.9	5.1
Other accrued expenses	33.6	22.2
Federal and other taxes on income	3.7	2.8
Current liabilities of discontinued operations	—	26.5
Total current liabilities	197.6	164.6
Long-term debt	134.0	224.1
Deferred income taxes	1.1	0.7
Long-term operating lease liabilities	5.8	8.2
Other liabilities	23.7	29.3
Non-current liabilities of discontinued operations	—	1.8
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 98,551,188 and 87,358,659 shares issued and outstanding at December 31, 2024, respectively, and 97,297,703 and 89,092,871 shares issued and outstanding at December 31, 2023, respectively	1.0	1.0
Treasury stock - at cost; 11,192,529 and 8,204,832 shares at December 31, 2024 and 2023, respectively	(205.2)	(151.2)
Additional paid-in capital	1,711.9	1,689.9
Accumulated deficit	(613.6)	(375.8)
Accumulated other comprehensive loss	(138.1)	(129.8)
Total stockholders' equity	756.0	1,034.1
Total liabilities and stockholders' equity	$1,118.2	$1,462.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2022	95,112,778	$1.0	(3,217,798)	$(62.4)	$1,639.4	$(18.1)	$(100.4)	$1,459.5

Net loss	—	—	—	—	—	(430.1)	—	(430.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21.7)	(21.7)
Repurchase of common stock	—	—	(2,339,045)	(44.0)	—	—	—	(44.0)
Stock-based compensation expense	—	—	—	—	28.6	—	—	28.6
Exercise of stock options	643,911	—	—	—	7.5	—	—	7.5
Exercise of warrants	—	—	203,615	3.1	(3.1)	—	—	—
Restricted and performance stock unit settlement, net of tax	674,915	—	—	—	(6.9)	—	—	(6.9)
Balance at December 31, 2022	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9

Net earnings	—	—	—	—	—	72.4	—	72.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.7)	(7.7)
Repurchase of common stock	—	—	(2,851,604)	(47.5)	—	—	—	(47.5)
Excise tax on repurchase of common stock	—	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation expense	—	—	—	—	29.0	—	—	29.0
Exercise of stock options	195,170	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	670,929	—	—	—	(6.2)	—	—	(6.2)
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1

Net loss	—	—	—	—	—	(237.8)	—	(237.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8.3)	(8.3)
Repurchase of common stock	—	—	(2,987,697)	(53.7)	—	—	—	(53.7)
Excise tax on repurchase of common stock	—	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	—	—	22.8	—	—	22.8
Exercise of stock options	413,756	—	—	—	5.8	—	—	5.8
Restricted and performance stock unit settlement, net of tax	839,729	—	—	—	(6.6)	—	—	(6.6)
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net (loss) earnings	$(237.8)	$72.4	$(430.1)
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Goodwill impairment	262.5	—	470.9
Depreciation and amortization	50.3	46.5	53.9
Stock-based compensation	22.8	29.0	28.6
Deferred income taxes	9.5	(40.3)	1.6
Non-cash interest expense and amortization of debt issuance costs	8.1	2.0	0.7
Non-cash restructuring charges	0.7	(1.8)	13.5
Gain on sale of asset	(7.2)	—	—
Gain on sale of business	(6.8)	—	—
(Gain) loss on sale or disposal of fixed assets	(1.1)	(10.0)	0.5
Other, net	1.8	(0.9)	(5.9)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	4.0	12.7	11.1
Inventories	1.6	11.5	(22.8)
Prepaid and other current assets	1.4	(0.4)	2.0
Accounts payable	25.0	6.2	(41.2)
Accrued compensation and employee benefits	3.5	4.0	(15.0)
Other accrued expenses	(3.0)	(2.0)	(0.3)
Accrued taxes	1.6	(0.4)	1.3
Other non-current assets and non-current liabilities	(6.8)	(5.8)	17.5
Net cash provided by operating activities	130.1	122.7	86.3

Investing Activities
Proceeds from the sale of business	58.0	—	—
Payment to finance seller loan	(6.4)	—	—
Proceeds from the sale of asset	7.2	—	—
Acquisitions of businesses (net of cash acquired)	—	(136.9)	(0.7)
Acquisition of asset	—	(0.3)	—
Capital expenditures	(13.6)	(16.9)	(32.1)
Proceeds from the sale of property, plant, and equipment	—	12.5	0.1
Purchase of investments	(0.5)	(0.4)	(0.4)
Proceeds from the sale of investments	0.5	0.4	0.4
Net cash provided by (used in) investing activities	45.2	(141.6)	(32.7)

Financing Activities
Payments under revolving credit facility	(166.0)	(35.0)	(48.0)
Payments under Seller Note	(50.0)	—	—
Borrowings under revolving credit facility	140.0	150.0	23.0
Repurchase of common stock	(53.7)	(47.5)	(44.0)
Payments of debt issuance costs	—	(2.2)	—
Proceeds from the exercise of stock options	5.8	1.6	7.5
Tax on restricted and performance stock unit vesting and stock option exercises	(6.6)	(6.2)	(6.9)
Payments of finance lease obligations	(1.5)	(2.5)	(4.8)
Net cash (used in) provided by financing activities	(132.0)	58.2	(73.2)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	(1.1)

Net increase (decrease) in cash and cash equivalents	42.8	39.1	(20.7)
Cash and cash equivalents at beginning of period	87.3	48.2	68.9
Cash and cash equivalents at end of period	$130.1	$87.3	$48.2

Supplemental information - cash paid during the year for:
Income taxes	$14.9	$10.6	$6.2
Interest	$12.0	$5.4	$3.6

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a leading manufacturer of specialty electronic components. The Company designs parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, the Company enables businesses to succeed in the most demanding applications across medtech, defense, and industrial markets. Knowles high performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, and balanced armature speakers, enhance the performance of customer products. The Company's focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enable the Company to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On December 27, 2024, the Company completed the sale of the Consumer MEMS Microphones ("CMM") segment to Syntiant Corp. See Note 2. Disposed and Discontinued Operations for additional information related to this transaction.

On November 1, 2023, the Company completed the acquisition of Cornell Dubilier, a manufacturer of film, electrolytic, and mica capacitors used in medtech, military, and industrial electrification applications. See Note 3. Acquisition for additional information related to this transaction.

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2024, 2023, and 2022, we repurchased 2,987,697, 2,851,604, and 2,339,045 shares of common stock, respectively, for a total of $53.7 million, $47.5 million, and $44.0 million, respectively.

On February 13, 2025, the Company announced that its Board of Directors had increased its share repurchase authorization by an additional $150.0 million in additional aggregate value.

Financial Statement Presentation - The Consolidated Financial Statements included in this Annual Report on Form 10-K are presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). As discussed in Note 2. Disposed and Discontinued Operations, the Company reclassified the results of the Consumer MEMS Microphones ("CMM") segment to discontinued operations in the third quarter of 2024 based on its intention to divest this business. The results of operations and the related assets and liabilities for CMM have been classified as discontinued operations for all periods presented.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if there are events or circumstances indicating the carrying value of individual reporting units or assets may exceed their respective fair values on a more likely than not basis (that is, a likelihood of more than 50 percent). The Company performs its annual impairment assessment in the fourth quarter of each year on October 1.

Recoverability of goodwill is measured at the reporting unit level. The Company has three reporting units - Precision Devices ("PD"), Cornell Dubilier ("CD"), and MedTech & Specialty Audio ("MSA"). The goodwill balances associated with PD, CD, and MSA were $63.2 million, $68.9 million, and $137.7 million, respectively, as of December 31, 2024.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management first reviews relevant qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines it is more likely than not that the carrying value of a reporting unit might be impaired, a quantitative analysis is performed.

The quantitative impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts.

The Company performed a qualitative goodwill impairment test for its three reporting units as of October 1, 2024. No goodwill impairment charges were recorded in continuing operations for any reporting unit for the years ended December 31, 2024, 2023, or 2022.

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

In testing its indefinite-lived trademarks for impairment, the Company uses a relief from royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived trademarks was indicated for the years ended December 31, 2024, 2023, or 2022.

See Note 6. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

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

Investment in Affiliate - This investment reflects the Series D-2 preferred stock of Syntiant Corp. that was acquired in partial consideration for the sale of the CMM business on December 27, 2024. See Note 2. Disposed and Discontinued Operations. The Company accounts for this investment using the cost method, measured at its historical cost of $77.2 million, which was the value of the consideration received from the sale of CMM.

Other Assets and Deferred Charges - Investments in mutual funds of $7.4 million and $6.2 million are included in Other assets and deferred charges as of December 31, 2024 and 2023, respectively. These investments are carried at fair value based on quoted prices for identical assets in active markets, resulting in classification within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net. Other assets and deferred charges also include non-current deferred tax assets.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated using weighted-average exchange rates. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other (income) expense, net.

Revenue Recognition - Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenue is generated through the manufacture and sale of specialized products and components. For product and component sales, each good sold to a customer typically represents a distinct performance obligation. The Company’s performance obligation to provide goods to a customer is typically satisfied at a point in time upon completion of the shipping process as indicated by the terms of the contract, at which point control is transferred to the customer and revenue is recognized. The Company has no significant arrangements with multiple performance obligations. Remaining performance obligations consist of the aggregate amount of the total transaction price that is unsatisfied or partially satisfied. As of December 31, 2024 and 2023, our total remaining performance obligations were immaterial. The Company recognizes sales-based royalty revenue under third-party license agreements as the related sales are made by licensees.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.5 million, $3.1 million, and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Returns and allowances totaled $4.6 million, $3.1 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company accounts for shipping and handling activities that occur after control of the related good transfers to the customer as fulfillment activities rather than evaluating such activities as performance obligations. As a result, all shipping and handling costs related to contracts with customers are recognized in "Cost of goods sold" on the Consolidated Statements of Earnings. Additionally, the Company applies the practical expedient allowing incremental costs of obtaining a contract to be expensed as incurred if the amortization period of the resulting asset would have been less than one year. These costs primarily consist of sales commissions; the Company has no such significant costs exceeding the one year limit for applying the practical expedient.

Receivables, net from contracts with customers were $89.5 million and $86.3 million as of December 31, 2024 and 2023, respectively. See Note 17. Segment Information for disclosures regarding the disaggregation of revenues.

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

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable were $1.7 million at December 31, 2024, $1.1 million at December 31, 2023, and $1.1 million at December 31, 2022. These amounts reflect both continuing and discontinued operations. These non-cash amounts are not reflected as Capital expenditures within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

The Company disposed of the CMM business on December 27, 2024 for total consideration of $142.4 million ($136.8 million, net of cash disposed), which included Series D-2 preferred stock of Syntiant Corp. with a fair value of $77.2 million and an estimated working capital adjustment of $1.6 million. These non-cash amounts are not reflected in "Proceeds from the sale of business" within Investing Activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2024. See Note 2. Disposed and Discontinued Operations

The Company completed an asset acquisition in 2023 for a total purchase price of approximately $2.0 million, including contingent consideration with an estimated fair value at acquisition of $1.7 million. This non-cash amount is not reflected in “Acquisition of asset” within Investing Activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2023.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FAB") issued Accounting Standards Update ("ASU") 2023-07 to expand reportable segment disclosure requirements. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Additionally, this standard requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company retroactively adopted this standard beginning with its annual reporting for the year ended December 31, 2024. See Note 17. Segment Information.

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

In November 2024, the FASB issued ASU 2024-03 to provide additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This guidance requires that a public business entity disclose amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption presented on the face of the income statement and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard also requires an entity disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This standard is effective for the Company for its annual reporting for the year ended December 31, 2027 and for interim reporting for the three months ended March 31, 2028. Early adoption is permitted. This standard may be applied either prospectively to the financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its financial statements.

2. Disposed and Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company’s businesses. On December 27, 2024, the Company completed the sale of the CMM segment to Syntiant Corp. for approximately $142.4 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold), $1.6 million for estimated working capital adjustments, and Series D-2 preferred stock of Syntiant with a fair value $77.2 million. The Company will also share in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. The Company recorded a gain on the sale of CMM of approximately $1.7 million. The gain on sale includes costs to sell of $5.1 million and $3.4 million for gains reclassified from Accumulated other comprehensive loss.

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increases to 13.0%. This note been classified within "Other assets and deferred charges" on the Consolidated Balance Sheet at December 31, 2024.

The disposition of CMM meets the criteria described in Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of the Company’s discontinued operations were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Revenues	$269.3	$256.2	$291.9
Cost of goods sold	195.7	189.0	210.4
Gain on sale of fixed assets	(1.1)	(10.0)	—
Restructuring charges - cost of goods sold	(0.2)	(2.4)	32.2
Gross profit	74.9	79.6	49.3
Research and development expenses	38.1	46.1	52.4
Selling and administrative expenses	27.1	24.5	22.6
Goodwill impairment	262.5	—	470.9
Restructuring charges	—	1.3	9.0
Operating expenses	327.7	71.9	554.9
Operating (loss) earnings	(252.8)	7.7	(505.6)
Interest expense, net	—	—	0.4
Other (income) expense, net	—	—	(0.1)
Gain on disposal of business	(1.7)	—	—
Gain on sale of asset, net	(5.4)	—	—
(Loss) earnings from discontinued operations before taxes	(245.7)	7.7	(505.9)
Provision for (benefit from) income taxes	15.5	0.9	(9.4)
(Loss) earnings from discontinued operations, net	$(261.2)	$6.8	$(496.5)

The Company recorded goodwill impairment charges of $262.5 million during the year ended December 31, 2024 and $470.9 million during the year ended December 31, 2022 to write down the carrying value of CMM to its fair value prior to its disposition.

During the year ended December 31, 2024, the Company sold certain technology related to the CMM segment to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the year ended December 31, 2024. This gain is reflected as “Gain on sale of asset, net” in the results of discontinued operations above.

During the year ended December 31, 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in 2023. In addition, the Company received $1.1 million in 2023, which was initially reserved for a third-party payment. The Company transferred control of a portion of these assets with a fair value of approximately $11.2 million to the buyer during the year ended December 31, 2023, resulting in a gain on sale of approximately $11.0 million. The remaining assets were transferred to the buyer in 2024 for an immaterial gain. During the year ended December 31, 2024, the Company recorded an additional gain on sale of these assets of approximately $1.1 million as a result of changing its estimate on the amount owed to the third party. The Company has now completed this sale transaction.

These gains on sale are reflected within the results from discontinued operations above as follows:

	Years Ended December 31,
(in millions)	2024	2023
Gain on sale of fixed assets	$(1.1)	$(10.0)
Restructuring charges - cost of goods sold	—	(1.0)
Total	$(1.1)	$(11.0)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities of discontinued operations are summarized below:

(in millions)	December 31, 2024	December 31, 2023
Assets of discontinued operations:
Receivables	$—	$44.6
Inventories	—	69.4
Prepaid and other assets	—	2.9
Total current assets	—	116.9
Property, plant and equipment, net	—	32.4
Goodwill	—	270.2
Intangible assets, net	—	13.8
Other assets and deferred charges	—	1.7
Total non-current assets	—	318.1
Total assets	$—	$435.0

Liabilities of discontinued operations:
Accounts payable	$—	$15.4
Accrued compensation and employee benefits	—	8.0
Other accrued expenses	—	2.8
Federal and other taxes on income	—	0.3
Total current liabilities	—	26.5
Other liabilities	—	1.8
Total non-current liabilities	—	1.8
Total liabilities	$—	$28.3
As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Years Ended December 31,
(in millions)	2024	2023	2022
Depreciation (1)	$8.2	$14.3	$23.1
Amortization of intangible assets (1)	4.5	6.0	6.4
Capital expenditures	1.7	4.7	17.2
(1) CMM was classified as held-for-sale as of September 30, 2024. At that time, the Company ceased to record depreciation and amortization for its long-lived assets in connection with ASC 360, Property, Plant, and Equipment.

Purchases of property, plant, and equipment included in accounts payable were $0.6 million at December 31, 2024, $0.2 million at December 31, 2023, and $0.6 million at December 31, 2022. These non-cash amounts are not reflected as "Capital expenditures" above.

3. Acquisition

On November 1, 2023, the Company acquired (i) all the issued and outstanding shares of Kaplan Electronics, Inc. and (ii) certain assets of Cornell Dubilier Electronics, Inc. and CD Aero, LLC (collectively, "Cornell Dubilier" or "CD") for aggregate consideration of $259.8 million, which equated to a total fair value of consideration transferred of $246.8 million. This purchase price of $246.8 million consisted of $136.9 million in cash payments and an interest-free seller note (the “Seller Note”) with a fair value of $109.9 million (see Note 11. Borrowings).

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under ASC 805. The Company has completed the purchase price allocation for the acquisition of CD and has recorded certain measurement period adjustments to the purchase price allocation during the year ended December 31, 2024.

The table below represents a preliminary allocation of the purchase price to net assets acquired as of November 1, 2023:

(in millions)
Receivables	$13.4
Inventories	40.1
Prepaid and other current assets	1.0
Property, plant, and equipment	30.6
Customer relationships	83.0
Developed technology	19.1
Trademarks	14.0
Operating lease right-of-use assets	3.4
Other assets and deferred charges	1.8
Goodwill	69.3
Current liabilities assumed	(10.4)
Deferred income taxes	(15.8)
Long-term operating lease liabilities	(2.7)
Total purchase price	$246.8
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

The excess of the total purchase price over the total fair value of the identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to synergies expected to be realized on this transaction and the assembled workforce. Of the total goodwill of $69.3 million recognized for this transaction, approximately $27.5 million is tax deductible. All goodwill related to CD has been allocated to the PD segment, which is the segment expected to benefit from the acquisition.

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

	Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
As reported	$553.5	$456.8	$478.8
Pro-forma	553.5	565.1	629.9
Earnings from continuing operations:
As reported	$23.4	$65.6	$66.4
Pro-forma	33.3	63.3	50.9
Basic earnings per share from continuing operations:
As reported	$0.26	$0.72	$0.72
Pro-forma	0.37	0.70	0.56
Diluted earnings per share from continuing operations:
As reported	$0.26	$0.72	$0.72
Pro-forma	0.37	0.69	0.56

4. Inventories

The following table details the major components of inventories:

(in millions)	December 31, 2024	December 31, 2023
Raw materials	$94.2	$97.4
Work in progress	26.1	26.2
Finished goods	35.5	36.3
Subtotal	155.8	159.9
Less reserves	(37.8)	(32.9)
Total	$118.0	$127.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2024	December 31, 2023
Land	$14.1	$14.3
Buildings and improvements	117.2	113.5
Machinery, equipment, and other	276.7	256.8
Subtotal	408.0	384.6
Less accumulated depreciation	(277.9)	(241.6)
Total	$130.1	$143.0

Depreciation expense totaled $20.6 million, $18.7 million, and $18.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at January 1, 2023	$63.2	$137.7	$200.9
Acquisitions	69.6	—	69.6
Balance at December 31, 2023	132.8	137.7	270.5
Measurement period adjustments	(0.3)	—	(0.3)
Foreign currency translation	(0.4)	—	(0.4)
Balance at December 31, 2024	$132.1	$137.7	$269.8

The Company recorded measurement period adjustments totaling $0.3 million to goodwill during the year ended December 31, 2024 related to the 2023 acquisition of CD.
The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2024		December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$1.7	$16.0	$1.2
Customer relationships	118.5	27.3	121.1	16.0
Developed technology	26.3	6.0	27.5	4.2
Other	0.8	0.4	0.8	0.4
Total	160.8	35.4	165.4	21.8
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$157.4		$175.6

The Company recorded measurement period adjustments totaling $0.3 million to customer relationships during the year ended December 31, 2024 related to the 2023 acquisition of CD.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 13.0 years, customer relationships at 8.3 years, developed technology at 7.8 years, and other at 6.3 years. The weighted average remaining useful life in total for all amortizable intangible assets was 8.7 years as of December 31, 2024.

Total amortization expense for the years ended December 31, 2024, 2023, and 2022 was $17.0 million, $7.5 million, and $5.8 million, respectively. Amortization expense for the next five years and thereafter, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
2025	$16.2
2026	16.0
2027	16.0
2028	15.2
2029	12.8
2030 and thereafter	49.2
Total	$125.4

7. Leases

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

The disclosures below include the results of both continuing and discontinued operations. The CMM business, which is reflected in discontinued operations, was sold on December 27, 2024 (see Note 2. Disposed and Discontinued Operations). Right-of-use assets and lease liabilities for certain facilities relating to the CMM business remain on the Consolidated Balance Sheet at December 31, 2024 as these arrangements had not yet been assigned to the buyer, Syntiant Corp. The outstanding leases related to CMM will be modified in 2025 to assign responsibility to Syntiant.

The following table details the components of lease cost:

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating lease cost (1)	$6.9	$7.9	$8.2
Finance lease cost:
Amortization of right-of-use assets	2.3	2.3	2.3
Interest on lease liabilities	0.1	0.2	0.3
Sublease income	(0.2)	(3.3)	(3.5)
Total lease cost	$9.1	$7.1	$7.3
(1) Includes short-term and variable lease costs, which were immaterial.

The components of lease cost other than interest on lease liabilities are presented within "Cost of goods sold," "Research and development expenses," and "Selling and administrative expenses" on the Consolidated Statements of Earnings based on the use of the underlying assets. Interest on lease liabilities is presented within "Interest expense, net" on the Consolidated Statements of Earnings.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2024	December 31, 2023
Finance lease right-of-use assets	Property, plant, and equipment, net	$1.1	$3.4

Current finance lease liabilities	Other accrued expenses	$0.4	$1.6
Long-term finance lease liabilities	Other liabilities	0.4	0.6
Total finance lease liabilities		$0.8	$2.2

The following table presents supplemental cash flow information related to leases:

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.7	$9.1	$12.4
Operating cash flows from finance leases	0.1	0.2	0.3
Financing cash flows from finance leases	1.5	2.5	4.8
Lease liabilities arising from obtaining right-of-use assets:(2)
Operating leases	$2.0	$2.6	$2.0
Finance leases	0.2	0.7	0.4
(2) Does not include operating lease liabilities of $3.4 million and finance lease liabilities of $0.1 million obtained in the acquisition of CD during the year ended December 31, 2023. See Note 3. Acquisition for more information.

The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	2.8	3.3
Finance leases	2.6	2.5
Weighted-average discount rate:
Operating leases	5.6%	5.0%
Finance leases	5.9%	5.6%

The following table details maturities of lease liabilities as of December 31, 2024:

(in millions)	Operating Leases	Finance Leases
2025	$4.3	$0.4
2026	2.8	0.3
2027	2.2	0.2
2028	1.0	—
2029	0.2	—
2030 and thereafter	0.1	—
Total lease payments	10.6	0.9
Less interest	(0.9)	(0.1)
Present value of lease liabilities	$9.7	$0.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2024	December 31, 2023
Accrued separation costs (1)	$13.5	$—
Restructuring and exit costs	5.0	8.2
Sales volume rebates	3.8	2.8
Current hedging liability	2.5	0.5
Accrued taxes other than income taxes	2.0	1.9
Accrued insurance	1.9	2.0
Warranty	0.6	0.7
Current finance lease liabilities	0.4	1.6
Other	3.9	4.5
Total	$33.6	$22.2
(1) In connection with the sale of the CMM business on December 27, 2024, the Company will share in certain separation costs with the buyer pursuant to a credit of up to $13.5 million that the buyer may apply to specified separation costs post-closing. See Note 2. Disposed and Discontinued Operations.

The following table details the major components of other liabilities:

(in millions)	December 31, 2024	December 31, 2023
Deferred compensation, including defined benefit plans	$14.7	$13.3
Restructuring and exit costs	4.8	10.7
Unrecognized tax benefits	2.5	2.3
Long-term hedging liability	1.0	0.4
Long-term finance lease liabilities	0.4	0.6
Unearned/deferred revenue	—	0.2
Other	0.3	1.8
Total	$23.7	$29.3

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Beginning balance, January 1	$0.7	$0.4	$0.5
Provision for warranties	—	0.4	0.6
Settlements made	(0.4)	(0.3)	(0.5)
Other adjustments, including currency translation (2)	0.3	0.2	(0.2)
Ending balance, December 31	$0.6	$0.7	$0.4
(2) Other activity during 2023 includes $0.3 million of reserves assumed by the Company with the acquisition of CD within the PD segment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2024, the Company recorded restructuring charges within the PD segment of $3.4 million for severance pay and benefits related to headcount reductions and for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations. The Company recorded $1.9 million in restructuring charges within "Gross profit" and the remaining $1.5 million within "Operating expenses" on the Consolidated Statement of Earnings for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recorded restructuring charges within the PD segment of $2.5 million for severance pay and benefits related to headcount reductions and for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, and $0.8 million for Corporate charges. The Company recorded $1.1 million in restructuring charges within "Gross profit" and the remaining $2.2 million within "Operating expenses" on the Consolidated Statement of Earnings for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recorded restructuring charges within "Operating expenses" on the Consolidated Statement of Earnings of $0.6 million for other costs.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Years Ended December 31,
(in millions)	2024	2023	2022
Precision Devices	$3.4	$2.5	$—
MedTech & Specialty Audio	—	—	—
Corporate	—	0.8	0.6
Total	$3.4	$3.3	$0.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at January 1, 2022	$—	$—	$—
Restructuring charges (continuing operations)	0.6	—	0.6
Payments	(0.6)	—	(0.6)
Other, including foreign currency (3)	—	19.1	19.1
Balance at December 31, 2022	—	19.1	19.1
Restructuring charges (continuing operations)	3.3	—	3.3
Payments	(2.1)	(0.4)	(2.5)
Other, including foreign currency (3) (4)	0.9	(1.9)	(1.0)
Balance at December 31, 2023	2.1	16.8	18.9
Restructuring charges (continuing operations)	3.4	—	3.4
Payments	(4.4)	(5.7)	(10.1)
Other, including foreign currency (3) (5)	(0.7)	(1.7)	(2.4)
Balance at December 31, 2024	$0.4	$9.4	$9.8

(1) All accruals for Severance Pay and Benefits are reflected within "Other accrued expenses" on the Consolidated Balance Sheet.
(2) Accruals for Contract Terminations and Other Costs of $4.6 million and $6.1 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at December 31, 2024 and 2023, respectively. The remaining balances are reflected within Other liabilities.

(3) Other activity includes restructuring credits reflected in the results of discontinued operations for the years ended December 31, 2024 and 2023 of $0.2 million and $2.5 million, respectively, and restructuring charges reflected in the results of discontinued operations of $21.1 million for the year ended December 31, 2022.

(4) Other activity during 2023 includes $1.1 million of reserves assumed by the Company with the acquisition of CD within the PD segment.
(5) Other activity during 2024 includes the non-cash disposal of fixed assets of $0.7 million within the PD segment, as a result of transferring certain capacitors manufacturing to existing facilities to further optimize operations.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2024	December 31, 2023
Other accrued expenses	$5.0	$8.2
Other liabilities	4.8	10.7
Total	$9.8	$18.9

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
To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted funding needs, which are generally expected to occur within the next twelve months and are denominated in currencies other than the U.S. dollar. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the net U.S. dollar cash inflows and non-U.S. dollar net cash outflows will be adversely affected by changes in foreign currency exchange rates. At December 31, 2024 and 2023, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, Philippine peso, Japanese yen, and Mexican peso was $43.4 million and $49.2 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within "Cost of goods sold" on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within Other expense (income), net. In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2024 and 2023, the notional value of the derivatives related to economic hedging was $148.7 million and $111.7 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$0.2	$0.2
Cash flow hedges	Foreign exchange contracts	Current assets of discontinued operations	—	0.2
Cash flow hedges	Foreign exchange contracts	Other assets and deferred charges	—	—
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(1.6)	(0.4)
Cash flow hedges	Foreign exchange contracts	Current liabilities of discontinued operations	—	(0.3)
Cash flow hedges	Foreign exchange contracts	Other liabilities	(1.0)	(0.4)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	—	0.1
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.9)	(0.1)

The pre-tax amount of unrealized loss recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2024	2023	2022
Cash flow hedges	Foreign exchange contracts	$(3.3)	$(5.0)	$(3.4)

The table above excludes a tax benefit of $0.8 million, $1.1 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2024		2023		2022
Hedge Type	Contract Type	Cost of goods sold	Other expense (income), net	Cost of goods sold	Other expense (income), net	Cost of goods sold	Other expense (income), net
Total amounts per Consolidated Statements of Earnings		$316.8	$0.8	$251.9	$0.7	$251.8	$(0.4)

Effect of derivatives designated as hedging instruments
Amount of loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	1.5	—	2.7	—	4.5	—

Effect of derivatives not designated as hedging instruments
Amount of loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	3.8	—	3.3	—	1.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Borrowings

Borrowings consist of the following:

(in millions)	December 31, 2024	December 31, 2023
$400.0 million Revolving Credit Facility	$134.0	$160.0
Seller Note	68.5	111.2
Total	202.5	271.2
Less current maturities of Seller Note	68.5	47.1
Total long-term debt	$134.0	$224.1

Total debt principal payments over the next five years are as follows:

(in millions)
2025	$72.7
2026	—
2027	—
2028	134.0
2029	—

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
The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At December 31, 2024, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility and the 2020 Credit Facility was 7.07%, 6.55%, and 3.21% for the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.26% for the years ended December 31, 2024 and 0.23% for the years ended December 31, 2023 and 2022.

Seller Note

On November 1, 2023, the Company completed the acquisition of CD for a total purchase price of $246.8 million. This acquisition was funded by borrowings on the Revolving Credit Facility and an interest-free note from the seller with aggregate principal payments of $122.9 million (the "Seller Note"). The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million balance on the seller Note is due and payable in cash on November 1, 2025. On the acquisition date, the Company recorded the Seller Note at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. During the year ended December 31, 2024, the Company made an indemnity claim against the Seller Note of $0.2 million. The Company recognized imputed interest expense on the Seller Note of approximately $7.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

The Seller Note is secured by certain assets (including equity interest) acquired in connection with the acquisition. The Seller Note includes Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC as borrowers, which jointly and severally agree to pay James P. Kaplan, as representative of the sellers of Cornell Dubilier, the principal amount as described above. The Seller Note is not interest-bearing except at such time as an event of default has occurred, upon which and during the continuance of an event of default, all overdue principal will accrue interest at 2.0% per annum plus the SOFR-based rate otherwise applicable under the Company’s existing credit facility. The Seller Note is subject to customary conditions and events of default and the secured nature of the Seller Note is supported by a Security Agreement.

Interest expense and interest income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Interest expense	$20.1	$7.4	$3.9
Interest income	(3.8)	(2.0)	(0.4)
Interest expense, net	$16.3	$5.4	$3.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants

In the 2016, the Company entered into warrant transactions, whereby the Company sold warrants to acquire shares of the Company's common stock at a strike price of $21.1050 per share (the “Warrants”). The Company received aggregate proceeds of $39.1 million from the sale of the Warrants. The Warrants were separate transactions entered into by the Company and were accounted for as part of additional paid-in capital.

The Warrants expired during 2022, which resulted in the Company delivering 0.2 million shares of its common stock held in treasury. Settlement of the Warrants resulted in a $3.1 million decrease in treasury stock, which was measured based on the acquisition cost of the delivered shares determined on a first-in, first-out (“FIFO”) basis, offset by an equivalent decrease in additional paid-in capital with no net impact to equity.

12. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2024	2023	2022
Domestic	$32.2	$(118.5)	$28.1
Foreign	2.5	155.8	59.6
Total earnings before income taxes and discontinued operations	$34.7	$37.3	$87.7

Income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 is comprised of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current:
U.S. Federal	$0.9	$(1.8)	$0.8
State and local	0.5	0.3	0.7
Foreign	4.0	15.1	14.0
Total current tax expense	$5.4	$13.6	$15.5
Deferred:
U.S. Federal	$4.5	$(38.8)	$4.5
State and local	—	(2.4)	(0.2)
Foreign	1.4	(0.7)	1.5
Total deferred tax expense (benefit)	5.9	(41.9)	5.8
Total income tax expense (benefit)	$11.3	$(28.3)	$21.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of income tax expense at the U.S. Federal income tax rate to the Company’s actual income tax expense (benefit) was as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Income tax expense at U.S. federal statutory income tax rate	$7.3	$7.8	$18.4
State and local taxes, net of Federal income tax benefit	0.5	(2.0)	0.6
Foreign operations tax effect	0.4	4.9	1.3
Research and experimentation tax credits	(1.8)	(1.5)	(1.9)
Valuation allowance	4.2	(14.4)	0.8
Tax incentives	(1.0)	(1.2)	(1.0)
Tax contingencies	(0.7)	(0.2)	(1.1)
Tax holiday	0.6	0.5	(0.5)
Tax rate changes	1.0	—	1.0
Statutory loss net of recapture	(1.5)	—	—
Subpart F income	4.4	—	—
Foreign taxes	(2.4)	—	0.5
Non-deductible and non-taxable interest	0.6	(1.5)	0.2
Stock-based compensation	3.5	3.0	1.3
Impact of intangible property transfers	—	(26.6)	—
Other, principally non-tax deductible items	0.2	1.8	(1.1)
Global low tax and foreign derived intangible income	(2.6)	1.3	1.0
Prior period items	(1.4)	(0.2)	1.8
Total income tax expense (benefit)	$11.3	$(28.3)	$21.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$10.6	$13.2
Accrued expenses	7.6	5.2
Accrued interest	0.1	0.4
Net operating loss and other carryforwards	336.1	67.4
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	10.6	8.2
Unremitted earnings of non-U.S. subsidiaries	1.6	0.7
Intangible assets, principally due to different tax and financial reporting bases	31.9	23.3
Plant and equipment, principally due to differences in depreciation	1.0	10.0
Total gross deferred tax assets	399.5	128.4
Valuation allowance	(48.7)	(25.5)
Total deferred tax assets	$350.8	$102.9

Deferred tax liabilities:
Net operating loss recapture	(256.1)	—
Other liabilities	$(4.1)	$(4.0)
Total gross deferred tax liabilities	(260.2)	(4.0)
Net deferred tax asset	$90.6	$98.9

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$91.7	$99.6
Deferred income taxes (non-current deferred tax liabilities)	(1.1)	(0.7)
Net deferred tax asset	$90.6	$98.9

The Company recorded valuation allowances of $48.7 million and $25.5 million at December 31, 2024 and 2023, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. At December 31, 2024, we recognized an income tax benefit of $23.2 million (primarily through discontinued operations) related to the accrual of the deferred tax asset valuation allowance on our foreign net operating losses and U.S. state tax attributes. The Company routinely reviews the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies, and projected future taxable income. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

At December 31, 2024, the Company had $3.1 million of U.S. federal net operating losses that are available, of which $3.1 million will expire in the next 6 to 10 years. There are $3.1 million of domestic State net operating losses that are available between 2027 and 2043. There are $283.1 million of non-U.S. net operating loss carryforwards, of which $2.6 million will expire in the next 5 years; $0.3 million will expire in the next 6 to 10 years; $279.5 million will expire in the next 11 to 20 years; $0.6 million can be carried forward indefinitely; and $0.1 million is a capital loss carried forward indefinitely.

The Company has $22.2 million of U.S. federal research and development credits that begin to expire in 2025 and $8.6 million of foreign tax credits that begin to expire in 2027. In addition, the Company has $15.9 million of state credits, of which $2.2 million will expire between 2025 and 2039 if unused, and $13.7 million can be carried forward indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the Company has approximately $1.5 billion of undistributed earnings in its foreign subsidiaries. Approximately $0.3 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company has not provided for deferred taxes on approximately $1.2 billion of undistributed earnings from non-U.S. subsidiaries which are indefinitely reinvested in operations. If these earnings were distributed, they would likely not be subject to U.S. federal income tax because they were previously taxed under the Tax Reform Act. We would likely be required to accrue and pay U.S. state and local taxes and withholding taxes payable to various countries. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2024, 2023, and 2022, the Company recorded interest expense resulting in insignificant balances. The Company recorded penalty expense during the years ended December 31, 2024 and 2022 resulting in accrued penalties of $0.3 million and $0.1 million, respectively, which were included in Other liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recorded no penalty expense.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. Our U.S. federal returns remain open to examination for tax years 2021 to 2023. We are currently under audit by the Internal Revenue Service ("IRS") for our 2021 tax year. For tax years before 2017, the Company’s Malaysian principal subsidiaries are no longer subject to examination. One of our Malaysian subsidiaries is currently under audit by the Inland Revenue Board ("IRB") for the 2018 to 2022 tax years. As of December 31, 2024, as the U.S. and Malaysian audits are in the beginning stages, and due to the uncertainty of the timing and potential outcome of the audits, we cannot estimate the range of reasonably possible changes to the uncertain tax positions in the next twelve months.

Included in the balance of total unrecognized tax benefits at December 31, 2024 are potential benefits of $1.6 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

(in millions)
Unrecognized tax benefits at January 1, 2022	$9.5
Reductions as a result of a lapse in statute of limitations	(1.3)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2022	$8.1
Reductions as a result of a lapse in statute of limitations	(0.3)
Foreign exchange fluctuations	0.2
Unrecognized tax benefits at December 31, 2023	$8.0
Additions for tax positions of prior years	0.6
Reductions as a result of a lapse in statute of limitations	(0.6)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2024	$7.9

13. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 23.4 million, of which 13.1 million were available for future awards at December 31, 2024.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Years Ended December 31,
(in millions)	2024	2023	2022
Pre-tax stock-based compensation expense
Cost of goods sold	$1.5	$1.6	$1.1
Research and development expenses	2.4	1.9	1.5
Selling and administrative expenses	18.3	19.3	19.8
Total pre-tax stock-based compensation expense (1)	22.2	22.8	22.4
Tax benefit	3.0	2.8	3.5
Total stock-based compensation expense, net of tax	$19.2	$20.0	$18.9
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $0.6 million for the year ended December 31, 2024 and $6.2 million for the years ended December 31, 2023 and 2022, respectively.

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

Stock Options

The fair value of stock options granted by the Company was estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions shown in the table below. No stock options were granted during the years ended December 31, 2024 or 2023.

Years Ended December 31,
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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's stock option activity for the year ended December 31, 2024.

	Stock Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	2,104,356	$17.15
Exercised (1)	(589,516)	14.99
Forfeited (2)	(8,349)	21.14
Expired	(345,154)	19.25
Outstanding at December 31, 2024	1,161,337	$17.59	$3.0	1.9

Exercisable at December 31, 2024	1,114,627	$17.45	$3.0	1.8
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

(2) The number of stock options forfeited primarily relate to the divestiture of the CMM business on December 27, 2024. For additional information, refer to Note 2. Disposed and Discontinued Operations.

Unrecognized compensation expense related to stock options not yet exercisable at December 31, 2024 was $0.1 million. The remaining cost is expected to be recognized over a weighted-average period of 0.1 years.

The Company had no outstanding stock-settled stock appreciation right ("SSAR") awards during the year ended December 31, 2024.

Other information regarding the exercise of stock options and SSARs is listed below:

	Years Ended December 31,
(in millions)	2024	2023	2022
Stock Options
Cash received by Knowles for exercise of stock options	$5.8	$1.6	$7.5
Aggregate intrinsic value of stock options exercised	2.3	2.9	6.0
Tax benefit from stock options exercised	—	0.6	1.2
SSARs
Aggregate intrinsic value of SSARs exercised	$—	$—	$0.1

RSUs

The following table summarizes the Company's RSU activity for the year ended December 31, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	2,075,007	$19.49
Granted	1,549,795	16.75
Vested (1)	(1,051,631)	19.55
Forfeited (2)	(753,863)	17.90
Unvested at December 31, 2024	1,819,308	$17.79
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
(2) The number of RSUs forfeited primarily relate to the divestiture of the CMM business on December 27, 2024. For additional information, refer to Note 2. Disposed and Discontinued Operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs vest based on the passage of time. Generally, RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2024 was $17.5 million. At December 31, 2024, $17.6 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.6 years.

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

The COVID-19 pandemic brought on unique and unprecedented challenges to the Company, particularly in the hearing health and medtech markets. Many of the Company's executive compensation programs were affected, including outstanding PSU awards. Due to the impact of the COVID-19 pandemic on the Company’s overall business performance, effective February 8, 2021, the Company’s Compensation Committee approved certain modifications to PSUs granted in February 2019 and 2020.

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

For the awards granted in February 2020 (the “2020 PSUs”), the number of PSUs that may be earned and vest was originally based on TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award replaces the S&P Semiconductor Select Industry Index with the Russell 2000 Index. The Company is a member of the Russell 2000 Index, which represents a broader, more diversified index that better aligns with the Company's strategy. Service conditions were not modified. The modification of the 2020 PSUs affected eight employees and resulted in total incremental compensation expense of $4.7 million, which was recognized over the remaining service period. In February 2023, the 2020 PSUs were converted from 261,770 PSUs to 120,677 shares of common stock based on achievement of the modification conditions.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's PSU activity for the year ended December 31, 2024:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2023	864,749	$29.28
Granted	428,500	24.09
Vested (1)	(258,680)	28.49
Forfeited (2)	(191,703)	27.64
Unvested at December 31, 2024	842,866	$27.25
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.
(2) The number of PSUs forfeited primarily relate to the divestiture of the CMM business on December 27, 2024. For additional information, refer to Note 2. Disposed and Discontinued Operations.

The fair value of PSUs vested during the year ended December 31, 2024 was $3.8 million. At December 31, 2024, $9.1 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.3 years.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2024 and 2023.

15. Employee Benefit Plans

Knowles sponsors its own defined contribution plans. The Company's expense relating to defined contribution plans was $5.5 million, $5.2 million, and $4.9 million on a continuing operations basis for the years ended December 31, 2024, 2023, and 2022, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, Knowles sponsors three defined benefit pension plans to certain non-U.S. employees. The two plans in the U.K. are closed to new participants; however, all active participants in these plans continue to accrue benefits. The plan in the Philippines is open to new participants. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements. The Company divested its plan in Taiwan with the sale of the CMM business on December 27, 2024. See Note 2. Disposed and Discontinued Operations.

Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's defined benefit plans for non-U.S. participants at December 31, 2024 and 2023.

	December 31,
(in millions)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$43.5	$41.8
Service cost	0.2	0.2
Interest cost	1.9	2.0
Benefits paid	(2.4)	(3.1)
Actuarial (gain) loss	(3.4)	0.4
Business divestiture (1)	(1.3)	—
Settlements and curtailments	(0.9)	—
Currency translation and other	(0.7)	2.2
Benefit obligation at end of year	36.9	43.5
Change in plan assets:
Fair value of plan assets at beginning of year	43.1	41.3
Actual return on plan assets	(1.1)	1.8
Company contributions	0.9	1.0
Benefits paid	(2.4)	(3.1)
Business divestiture (1)	(1.5)	—
Settlements and curtailments	(0.9)	—
Currency translation and other	(1.1)	2.1
Fair value of plan assets at end of year	37.0	43.1
Funded status	$0.1	$(0.4)
(1)     Reflects the divestiture of the Company's defined benefit plan in Taiwan in connection with the sale of the CMM segment.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in millions)	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$3.8	$3.4
Other liabilities	(3.7)	(3.8)
Funded status	$0.1	$(0.4)

Accumulated other comprehensive loss:
Net actuarial losses	$18.6	$18.1
Prior service cost	1.2	1.2
Deferred taxes	(2.7)	(2.9)
Total accumulated other comprehensive loss, net of tax	17.1	16.4

Accumulated benefit obligation	$36.4	$42.7

Pension plans with projected benefit obligations in excess of plan assets consisted of the following at December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Projected benefit obligation	$23.3	$25.1
Fair value of plan assets	19.5	21.3

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following at December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Accumulated benefit obligation	$22.9	$24.9
Fair value of plan assets	19.5	21.3

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Service cost	$0.2	$0.2	$0.3
Interest cost	1.9	2.0	1.1
Expected return on plan assets	(2.4)	(2.1)	(2.6)
Amortization of prior service cost	—	0.1	—
Amortization of recognized actuarial loss	0.6	0.5	0.5
Other	0.1	—	3.4
Total net periodic benefit cost	$0.4	$0.7	$2.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost other than service cost are presented in "Other (income) expense, net" on the Consolidated Statements of Earnings. The service cost component is presented within "Cost of goods sold," "Research and development expenses," and "Selling and administrative expenses" on the Consolidated Statements of Earnings based on the nature of services performed by the related employees.

Assumptions

The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s defined benefit plans for non-U.S. participants will vary depending on the applicable country and as such, the tables below include these assumptions by country, as well as in total.

The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2024	2023
Discount rate
Philippines	6.00%	6.20%
Taiwan (2)	1.50%	1.50%
United Kingdom	5.48%	4.60%
Weighted-average	5.49%	4.47%
Average wage increase
Philippines	5.50%	4.00%
Taiwan (2)	4.00%	4.00%
United Kingdom	4.35%	4.20%
Weighted-average	4.42%	4.17%
(2) The Company's defined benefit plan in Taiwan was divested with the sale of the CMM segment on December 27, 2024. Prior to the sale, the Taiwan benefit obligation was remeasured using the above discount rate and the plan assets were remeasured to fair value.

The assumptions used in determining the net periodic benefit cost were as follows:

	Years Ended December 31,
	2024	2023	2022
Discount rate
Philippines	6.20%	7.50%	5.25%
Taiwan	1.50%	1.75%	0.75%
United Kingdom	4.60%	4.84%	1.84%
Weighted-average	4.47%	4.71%	1.83%
Average wage increase
Philippines	4.00%	4.00%	4.00%
Taiwan	4.00%	4.00%	4.00%
United Kingdom	4.20%	4.35%	4.65%
Weighted-average	4.17%	4.30%	4.59%
Expected return on plan assets
Philippines	7.25%	7.50%	5.90%
Taiwan	4.00%	1.75%	4.00%
United Kingdom	5.77%	5.17%	4.15%
Weighted-average	5.68%	5.00%	4.15%
The Company’s discount rate assumptions are determined by developing yield curves based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.1	$16.0	$—	$19.1	$3.5	$17.8	$—	$21.3
Common stock funds	—	6.7	—	6.7	—	6.3	—	6.3
Real estate funds	—	2.5	—	2.5	—	4.1	—	4.1
Cash and equivalents	1.3	—	—	1.3	1.7	—	—	1.7
Other	4.2	3.2	—	7.4	3.4	6.3	—	9.7
Total	$8.6	$28.4	$—	$37.0	$8.6	$34.5	$—	$43.1

See Note 10. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2024 and 2023.

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
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2025	$2.2
2026	2.2
2027	2.2
2028	2.4
2029	2.5
2030-2034	12.8

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $0.8 million during the year ended December 31, 2025 related to contributions to these plans. This amount may vary based on updated funding agreements with the trustees of these plans.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Year Ended December 31, 2024
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.2)	$—	$(6.2)
Employee benefit plans	(0.6)	(0.1)	(0.7)
Changes in fair value of cash flow hedges	(1.8)	0.4	(1.4)
Total other comprehensive loss	$(8.6)	$0.3	$(8.3)

	Year Ended December 31, 2023
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.1)	$—	$(6.1)
Employee benefit plans	(0.1)	0.2	0.1
Changes in fair value of cash flow hedges	(2.3)	0.6	(1.7)
Total other comprehensive loss	$(8.5)	$0.8	$(7.7)

	Year Ended December 31, 2022
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(23.2)	$—	$(23.2)
Employee benefit plans	1.4	(0.6)	0.8
Changes in fair value of cash flow hedges	1.1	(0.4)	0.7
Total other comprehensive loss	$(20.7)	$(1.0)	$(21.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax during the years ended December 31, 2024 and 2023:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments (1)	Total
Balance at January 1, 2023	$1.0	$(16.3)	$(106.8)	$(122.1)
Other comprehensive (loss) earnings, net of tax	(1.7)	0.1	(6.1)	(7.7)
Balance at December 31, 2023	(0.7)	(16.2)	(112.9)	(129.8)
Other comprehensive loss, net of tax	(1.4)	(0.7)	(6.2)	(8.3)
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
(1) For the year ended December 31, 2024, the cumulative foreign currency translation loss in other comprehensive loss includes a $3.4 million foreign currency translation gain reclassified to earnings upon the sale of the CMM business. See Note 2. Disposed and Discontinued Operations for more information.

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2024	2023	2022
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.6	$0.6	$0.6
Tax	Provision for (benefit from) income taxes	(0.1)	(0.1)	(0.1)
Net of tax		$0.5	$0.5	$0.5

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.5	$2.7	$4.5
Tax	Provision for (benefit from) income taxes	(0.4)	(0.5)	(1.0)
Net of tax		$1.1	$2.2	$3.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Segment Information

The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision making. These segments were determined in accordance with ASC 280, Segment Reporting. The Company’s segments engage in business activities from which they earn revenues and incur expenses, have discrete financial information available, and whose financial results are regularly reviewed and used by the chief operating decision maker ("CODM") to evaluate segment performance, allocate resources, and determine management incentive compensation.

The Company's CODM is the President and Chief Executive Officer, who reviews the results and performance for each operating segment to manage operations and make decisions regarding resource allocations. The financial measures used by the CODM to assess segment performance include Revenues, Adjusted cost of goods sold, Adjusted research and development expenses, Adjusted selling and administrative expenses, and Segment adjusted earnings before interest and income taxes. The CODM uses these financial metrics to view operating trends, benchmark performance between periods, and to monitor budget-to-actual variances.

The Precision Devices segment aggregates two operating segments into one reportable segment based on similar economic characteristics stemming from similar products, production processes, type or class of customers, and distribution methods. The MedTech & Specialty Audio reportable segment has one operating segment. The Company's two reportable segments are as follows:

• Precision Devices ("PD")
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

• MedTech & Specialty Audio ("MSA")
Our MSA segment designs and manufactures innovative audio products, including microphones and balanced armature speakers used in applications that serve the hearing health and premium audio markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

As stated in Note 2. Disposed and Discontinued Operations, the Consumer MEMS Microphones ("CMM") segment met the discontinued operations criteria in 2024; as such, the Company has reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented.

Information regarding the results of the Company's reportable segments is as follows:

	For the Year Ended December 31, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$300.0	$253.5	$553.5
Adjusted cost of goods sold	186.6	119.9	306.5
Adjusted research and development expenses	16.0	18.0	34.0
Adjusted selling and administrative expenses	47.2	13.3	60.5
Other segment items (1)	0.2	—	0.2
Segment adjusted earnings before interest and income taxes	$50.0	$102.3	$152.3
Less:
Corporate expenses			44.4
Stock-based compensation expense			22.2
Intangibles amortization expense			17.0
Restructuring charges			3.4
Production transfer costs			4.2
Acquisition-related costs			8.4
Other (2)			1.7
Interest expense, net			16.3
Earnings before income taxes and discontinued operations			$34.7
(1) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2) Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	For the Year Ended December 31, 2023
(in millions)	Precision Devices	MedTech & Specialty Audio (1)	Total
Revenues	$221.4	$235.4	$456.8
Adjusted cost of goods sold	132.2	115.3	247.5
Adjusted research and development expenses	12.3	17.0	29.3
Adjusted selling and administrative expenses	36.1	13.3	49.4
Other segment items (2)	0.3	—	0.3
Segment adjusted earnings before interest and income taxes	$40.5	$89.8	$130.3
Less:
Corporate expenses (3)			42.1
Stock-based compensation expense			22.8
Intangibles amortization expense			7.5
Restructuring charges			3.3
Production transfer costs			0.4
Acquisition-related costs			9.4
Other (4)			2.1
Interest expense, net			5.4
Earnings before income taxes and discontinued operations			$37.3
(1) The results for MedTech & Specialty Audio have been adjusted to include sales transactions between this segment and CMM that were previously eliminated in consolidation and are now reflected as third-party transactions. Revenues and Adjusted cost of goods sold for these transactions totaled $5.4 million and $5.0 million, respectively, for the year ended December 31, 2023. In addition, Adjusted selling and administrative expenses for MedTech & Specialty Audio of $0.9 million were reclassified to discontinued operations for the year ended December 31, 2023.
(2) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(3) Corporate expenses for the year ended December 31, 2023 have been adjusted to exclude $4.6 million of costs related to the disposition of CMM, which were reclassified to discontinued operations.
(4) Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	For the Year Ended December 31, 2022
(in millions)	Precision Devices	MedTech & Specialty Audio (1)	Total
Revenues	$242.9	$235.9	$478.8
Adjusted cost of goods sold	128.4	120.8	249.2
Adjusted research and development expenses	11.6	15.7	27.3
Adjusted selling and administrative expenses	35.8	11.0	46.8
Other segment items (2)	(0.8)	(0.1)	(0.9)
Segment adjusted earnings before interest and income taxes	$67.9	$88.5	$156.4
Less:
Corporate expenses			33.0
Stock-based compensation expense			22.4
Intangibles amortization expense			5.8
Restructuring charges			0.6
Production transfer costs			—
Acquisition-related costs			—
Other (3)			3.4
Interest expense, net			3.5
Earnings before income taxes and discontinued operations			$87.7
(1)     The results for MedTech & Specialty Audio have been adjusted to include sales transactions between this segment and CMM that were previously eliminated in consolidation and are now reflected as third-party transactions. Revenues and Adjusted cost of goods sold for these transactions totaled $6.0 million and $5.6 million, respectively, for the year ended December 31, 2022. In addition, Adjusted selling and administrative expenses for MedTech & Specialty Audio of $0.6 million were reclassified to discontinued operations for the year ended December 31, 2022.
(2) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(3) Other expenses represent an adjustment to pre-spin-off pension obligations and the ongoing net lease cost related to facilities not used in operations.

Other information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Depreciation and amortization:
Precision Devices	$27.5	$15.8	$13.8
MedTech & Specialty Audio	8.3	8.2	8.1
Corporate	1.8	2.2	2.5
Total	$37.6	$26.2	$24.4

Capital expenditures:
Precision Devices	$6.2	$7.6	$7.4
MedTech & Specialty Audio	5.3	4.6	7.3
Corporate	0.4	—	0.2
Total	$11.9	$12.2	$14.9

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Precision Devices (1)	$619.9	$628.3	$313.4
MedTech & Specialty Audio (1)	410.6	391.7	388.5
Corporate (1)(2)	87.7	7.8	10.1
Discontinued operations	—	435.0	471.9
Total	$1,118.2	$1,462.8	$1,183.9
(1) Precision Devices, MedTech & Specialty Audio, and Corporate assets at December 31, 2023 and December 31, 2022 have been adjusted to include assets that were previously allocated to CMM. These assets remained with the Company after the disposition of CMM and are, therefore, excluded from Discontinued operations.
(2) Corporate assets at December 31, 2024 include $77.2 million of Syntiant preferred stock received in consideration for the sale of the CMM business on December 27, 2024 as well as a $6.4 million note receivable from Syntiant provided in connection with the sale. See Note 2. Disposed and Discontinued Operations.

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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2024	2023	2022	2024	2023
United States	$236.0	$160.8	$172.3	$81.3	$89.4
Asia	187.1	176.6	190.4	52.9	62.0
Europe	103.2	101.3	102.2	2.8	1.9
Other Americas	12.1	6.8	6.9	1.7	2.8
Other	15.1	11.3	7.0	—	—
Total	$553.5	$456.8	$478.8	$138.7	$156.1

The Company's customers that accounted for 10% or more of total revenues were as follows:

	Revenues
	Years Ended December 31,
	2024	2023	2022
WS Audiology A/S	14%	16%	13%
Sonova Holding AG	*	*	12%
* Less than 10% of total revenues.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Earnings from continuing operations	$23.4	$65.6	$66.4
(Loss) earnings from discontinued operations, net	(261.2)	6.8	(496.5)
Net (loss) earnings	$(237.8)	$72.4	$(430.1)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.26	$0.72	$0.72
(Loss) earnings from discontinued operations, net	(2.93)	0.08	(5.41)
Net (loss) earnings	$(2.67)	$0.80	$(4.69)

Weighted-average shares outstanding	88.9	90.9	91.7

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.26	$0.72	$0.72
(Loss) earnings from discontinued operations, net	(2.90)	0.07	(5.35)
Net (loss) earnings	$(2.64)	$0.79	$(4.63)

Diluted weighted-average shares outstanding (1)	90.1	91.6	92.8
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For the years ended December 31, 2024, 2023, and 2022, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the calculation of diluted earnings per share above was 0.7 million, 1.9 million, and 2.4 million, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023, and 2022

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2024
Allowance for Doubtful Accounts	$0.2	(0.1)	—	$0.1
Year Ended December 31, 2023
Allowance for Doubtful Accounts	$0.2	0.1	(0.1)	$0.2
Year Ended December 31, 2022
Allowance for Doubtful Accounts	$0.2	—	—	$0.2
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2024
Deferred Tax Valuation Allowance	$25.5	23.2	—	$48.7
Year Ended December 31, 2023
Deferred Tax Valuation Allowance	$39.7	0.9	(15.1)	$25.5
Year Ended December 31, 2022
Deferred Tax Valuation Allowance	$39.1	0.6	—	$39.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2024.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2025 Proxy Statement and is incorporated in this Item 10 by reference.

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

On October 29, 2024, the Board of Directors of the Company adopted the Fifth Amended and Restated By-Laws of the Company which, among other things, revised the procedural mechanics and disclosure requirements applicable to stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (including to define certain terms and clarify or limit the scope of disclosures required regarding proposing stockholders, proposed nominees, and other related persons).

The Company has adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons, and is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2025 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2025 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	3,823,511	$17.59	13,059,834
Equity compensation plans not approved by stockholders	—	—	—
Total	3,823,511	$17.59	13,059,834

(1)Column (a) consists of shares issuable pursuant to outstanding restricted stock units, performance share units, and stock option awards under the Company’s 2018 Equity and Cash Incentive Plan, 2016 Equity and Cash Incentive Plan, and 2014 Equity and Cash Incentive Plan. As the size of the performance share units are subject to attainment of up to 225% of target, the maximum number of securities to be issued upon exercise of outstanding options, warrants, and rights is 4,877,097. No further awards may be made under the 2014 Equity and Cash Incentive Plan or the 2016 Equity and Cash Incentive Plan. Restricted stock units and performance share units are not reflected in the weighted-average exercise price in column (b).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2025 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2025 Proxy Statement under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Fifth Amended and Restated By-Laws of Knowles Corporation	8-K	001-36102	10/31/2024	3.1
4.1	Description of Securities	10-K	001-36102	2/9/2023	4.1
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan	8-K	001-36102	5/1/2020	10.3
10.3†	2014 Equity and Cash Incentive Plan	8-K	001-36102	2/28/2014	10.4
10.4†	Form of Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.1
10.5†	Form of Award Grant Letter for Restricted Stock Units	10	001-36102	11/15/2013	10.8
10.6†	Form of Award Grant Letter for Restricted Stock	10	001-36102	11/15/2013	10.9
10.7†	Form of Award Grant Letter for Stock Settled Appreciation Rights	10	001-36102	11/15/2013	10.10
10.8†	Form of Stock Option Award Agreement	8-K	001-36102	3/7/2014	10.2
10.9†	Form of Replacement SSAR Award Agreement	8-K	001-36102	3/7/2014	10.3
10.10†	Form of Replacement Restricted Stock Unit Award Agreement	8-K	001-36102	3/7/2014	10.4
10.11†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.12†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.13†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.14†	First Amendment, dated as of May 4, 2015, to the Knowles Corporation 2014 Equity and Cash Incentive Plan	10-K	001-36102	2/19/2016	10.17
10.15†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.16†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.17†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16

10.18†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.19†	Amendment Number Two to the Knowles Corporation 2014 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.36
10.20†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.21†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.22†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.23†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.24	Amended and Restated Credit Agreement dated as of February 8, 2023, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	2/9/2023	10.1
10.25	Amendment No. 1 to Amended and Restated Credit Agreement dated as of September 25, 2023, among Knowles Corporation, JP Morgan Chase Bank N.A., and the other lenders party thereto	8-K	001-36102	9/28/2023	10.1
10.26	Consent Memorandum, dated June 17, 2024, among JPMorgan Chase Bank, N.A., and the other lenders party thereto	10-Q	001-36102	7/31/2024	10.1
10.27†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.28†	Knowles Corporation 2018 Equity and Cash Incentive Plan	DEF 14A	001-36102	3/14/2018	Appendix B
10.29†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.30†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.31†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.32†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.33†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.34†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.35†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
10.36	Purchase and Sale Agreement dated September 15, 2023, among Knowles Corporation, Knowles Capital Holdings, Inc., Knowles Intermediate PD Holdings, LLC, Cornell Dubilier Electronics, Inc., CD Aero, LLC, Kaplan Electronics, Inc. and the Sellers' Representative, Shareholders and Guarantors party thereto	8-K	001-36102	9/21/2023	10.1
10.37	Amendment to Purchase Agreement dated November 1, 2023, by and among Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC and James Kaplan, in his capacity as Sellers' Representative	10-Q	001-36102	11/2/2023	10.2
10.38	Secured Promissory Note issued by Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC to James P. Kaplan on November 1, 2023	10-Q	001-36102	11/2/2023	10.4
10.39	Guarantee and Collateral Agreement dated as of November 1, 2023, among Knowles Corporation, as Guarantor, Knowles Capital Holdings, Inc. and Knowles Intermediate Holdings, Inc. as Grantors and James P. Kaplan, as Sellers' Representative	10-Q	001-36102	11/2/2023	10.5

10.40	Purchase and Sale Agreement, dated September 18, 2024, by and between Knowles Corporation and Syntiant Corporation	8-K	001-36102	9/18/2024	2.1
19.1	Insider Trading and Confidentiality Policy					X
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Knowles Corporation Policy on Recoupment of Incentive Compensation					X
101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 13, 2025

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 13, 2025
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 13, 2025
Air A. Bastarrica, Jr.
/s/ DONALD MACLEOD	Chairman, Board of Directors	February 13, 2025
Donald Macleod
/s/ LAURA ANGELINI	Director	February 13, 2025
Laura Angelini
/s/ KEITH L. BARNES	Director	February 13, 2025
Keith L. Barnes
/s/ JASON M. CARDEW	Director	February 13, 2025
Jason M. Cardew
/s/ DANIEL J. CROWLEY	Director	February 13, 2025
Daniel J. Crowley
/s/ DIDIER HIRSCH	Director	February 13, 2025
Didier Hirsch
/s/ YE JANE LI	Director	February 13, 2025
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 13, 2025
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 13, 2025
Michael S. Wishart