Form 10-Q
period 2025-03-31
Knowles Corp
filed 2025-04-29
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 86,975,035.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$132.2	$133.3
Cost of goods sold	78.4	79.1
Restructuring charges - cost of goods sold	0.5	1.0
Gross profit	53.3	53.2
Research and development expenses	9.7	9.4
Selling and administrative expenses	37.2	37.3
Restructuring charges	2.4	1.5
Operating expenses	49.3	48.2
Operating earnings	4.0	5.0
Interest expense, net	2.7	4.4
Other expense (income), net	0.5	(0.4)
Earnings before income taxes and discontinued operations	0.8	1.0
Provision for income taxes	1.2	2.0
Loss from continuing operations	(0.4)	(1.0)
(Loss) earnings from discontinued operations, net	(1.6)	3.5
Net (loss) earnings	$(2.0)	$2.5

Loss per share from continuing operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

Net (loss) earnings per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted-average common shares outstanding:
Basic	87.8	89.6
Diluted	87.8	89.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) earnings	$(2.0)	$2.5

Other comprehensive earnings (loss), net of tax

Foreign currency translation	0.9	(3.4)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	—	0.1
Net change in employee benefit plans	—	0.1

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.0	(1.3)
Net losses reclassified into earnings	0.8	1.0
Total cash flow hedges	1.8	(0.3)

Other comprehensive earnings (loss), net of tax	2.7	(3.6)

Comprehensive earnings (loss)	$0.7	$(1.1)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$101.9	$130.1
Receivables, net of allowances of $0.1	106.9	105.0
Inventories	120.0	118.0
Prepaid and other current assets	9.1	8.3
Total current assets	337.9	361.4
Property, plant, and equipment, net	129.0	130.1
Goodwill	269.8	269.8
Intangible assets, net	153.4	157.4
Operating lease right-of-use assets	19.8	8.6
Investment in affiliate	77.2	77.2
Other assets and deferred charges	110.0	113.7
Total assets	$1,097.1	$1,118.2

Current liabilities:
Current maturities of long-term debt	$69.8	$68.5
Accounts payable	39.6	58.5
Accrued compensation and employee benefits	18.3	29.4
Operating lease liabilities	3.7	3.9
Other accrued expenses	35.1	33.6
Federal and other taxes on income	1.1	3.7
Total current liabilities	167.6	197.6
Long-term debt	119.0	134.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	17.3	5.8
Other liabilities	36.3	23.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 99,171,097 and 87,677,800 shares issued and outstanding at March 31, 2025, respectively, and 98,551,188 and 87,358,659 shares issued and outstanding at December 31, 2024, respectively	1.0	1.0
Treasury stock - at cost; 11,493,297 and 11,192,529 shares at March 31, 2025 and December 31, 2024, respectively	(210.2)	(205.2)
Additional paid-in capital	1,716.0	1,711.9
Accumulated deficit	(615.6)	(613.6)
Accumulated other comprehensive loss	(135.4)	(138.1)
Total stockholders' equity	755.8	756.0
Total liabilities and stockholders' equity	$1,097.1	$1,118.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net earnings	—	—	—	—	—	(2.0)	—	(2.0)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	2.7	2.7
Repurchase of common stock	—	—	(300,768)	(5.0)	—	—	—	(5.0)
Stock-based compensation expense	—	—	—	—	10.2	—	—	10.2
Exercise of stock options	43,211	—	—	—	0.6	—	—	0.6
Restricted stock unit settlement, net of tax	576,698	—	—	—	(6.7)	—	—	(6.7)
Balance at March 31, 2025	99,171,097	$1.0	(11,493,297)	$(210.2)	$1,716.0	$(615.6)	$(135.4)	$755.8

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net earnings	—	—	—	—	—	2.5	—	2.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.6)	(3.6)
Stock-based compensation expense	—	—	—	—	6.7	—	—	6.7
Restricted and performance stock unit settlement, net of tax	651,474	—	—	—	(5.8)	—	—	(5.8)
Balance at March 31, 2024	97,949,177	$1.0	(8,204,832)	$(151.2)	$1,690.8	$(373.3)	$(133.4)	$1,033.9

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net (loss) earnings	$(2.0)	$2.5
Adjustments to reconcile net (loss) earnings to cash from operating activities:
Stock-based compensation	10.2	6.7
Depreciation and amortization	9.0	14.0
Deferred income taxes	3.1	3.3
Loss on sale of business	1.6	—
Non-cash interest expense and amortization of debt issuance costs	1.3	2.1
Non-cash restructuring charges	—	0.4
Gain on sale of asset	—	(7.2)
Other, net	0.7	(0.2)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(3.1)	4.4
Inventories	(1.6)	(9.3)
Prepaid and other current assets	(0.6)	(1.3)
Accounts payable	(19.3)	17.2
Accrued compensation and employee benefits	(11.1)	(7.6)
Other accrued expenses	1.9	(1.7)
Accrued taxes	(2.6)	(0.1)
Other non-current assets and non-current liabilities	13.8	(5.9)
Net cash provided by operating activities	1.3	17.3

Investing Activities
Proceeds from the sale of asset	—	7.2
Capital expenditures	(4.0)	(3.4)
Purchase of investments	(1.6)	(0.5)
Proceeds from the sale of investments	1.6	0.5
Proceeds from seller loan repayment	0.5	—
Net cash (used in) provided by investing activities	(3.5)	3.8

Financing Activities
Payments under revolving credit facility	(15.0)	(20.0)
Borrowings under revolving credit facility	—	40.0
Tax on restricted and performance stock unit vesting and stock option exercises	(6.7)	(5.8)
Repurchase of common stock	(5.0)	—
Payments of finance lease obligations	(0.1)	(0.6)
Proceeds from exercise of stock options	0.6	—
Net cash (used in) provided by financing activities	(26.2)	13.6

Effect of exchange rate changes on cash and cash equivalents	0.2	0.1

Net (decrease) increase in cash and cash equivalents	(28.2)	34.8
Cash and cash equivalents at beginning of period	130.1	87.3
Cash and cash equivalents at end of period	$101.9	$122.1

Supplemental information - cash paid for:
Income taxes	$2.9	$2.6
Interest	$2.2	$3.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Background - Knowles Corporation (NYSE:KN) is a leading manufacturer of specialty electronic components. The Company designs parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, the Company enables businesses to succeed in the most demanding applications across medtech, defense, and industrial markets. Knowles high performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, and balanced armature speakers enhance the performance of customer products. The Company's focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise enable it to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

On December 27, 2024, the Company completed the sale of the Consumer MEMS Microphones ("CMM") segment to Syntiant Corp. ("Syntiant"). See Note 3. Discontinued Operations for additional information related to this transaction. The results of operations and the related assets and liabilities for CMM have been classified as discontinued operations for all periods presented.

Corrections of Errors - During the three months ended March 31, 2025, the Company identified an error in its historical financial results related to stock-based compensation expense for those individuals that are nearing or have reached retirement eligibility as defined by the equity compensation plan. This error resulted in the understatement of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022. During the three months ended March 31, 2025, the Company corrected its stock-based compensation expense, which resulted in increases to Selling and administrative expenses of $0.9 million, Research and development expenses of $0.1 million, and Cost of goods sold of $0.1 million. This correction decreased Earnings before income taxes and discontinued operations and Earnings from continuing operations by $1.1 million and $1.0 million, respectively, for the three months ended March 31, 2025.

In addition, during the three months ended March 31, 2025, the Company identified an error in its historical financial results related to working capital adjustments and costs associated the disposal of the CMM business in the fourth quarter of 2024. This error resulted in the overstatement of the gain on disposal of business reflected in Loss from discontinued operations, net during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company corrected this error, resulting in an increase to Loss from discontinued operations, net of $1.3 million.

The Company evaluated the impact of these errors in accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and determined that they were not material to the consolidated financial statements for the current interim period or to any previously reported annual or interim periods.

Transactions with Syntiant - As partial consideration for the sale of CMM on December 27, 2024, the Company received Series D-2 preferred stock of Syntiant. See Note 3. Discontinued Operations for additional information related to this transaction. The Company accounts for this investment using the cost method, measured at its historical cost of $77.2 million, which was the fair value of the consideration received from Syntiant. This amount is reflected as “Investment in affiliate” on the Consolidated Balance Sheet.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increases to 13.0%. The balance of this note was $5.9 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively, and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million, which it may apply to specified separation costs post-closing. The balance of the separation credit was $10.7 million and $13.5 million at March 31, 2025 and December 31, 2024, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. Once the separation credit is reduced to $6.5 million, costs will be shared equally by the Company and Syntiant.

The Company recognized revenue totaling $4.3 million during the three months ended March 31, 2025 related to transactions with Syntiant. These transactions are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $2.7 million and $1.8 million due from Syntiant at March 31, 2025 and December 31, 2024, respectively, related to these sales transactions and amounts related to the sale of CMM.

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock.

During the three months ended March 31, 2025, the Company repurchased 300,768 shares of common stock, respectively for a total of $5.0 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024. At March 31, 2025, the Company had $189.0 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the three months ended March 31, 2025 and 2024 were $13.7 million and $0.1 million, respectively. These amounts reflect both continuing and discontinued operations.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2025 and 2024 were $1.3 million and $0.7 million, respectively. These amounts reflect both continuing and discontinued operations. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

2. Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FAB") issued Accounting Standards Update ("ASU") 2023-07 to expand reportable segment disclosure requirements. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Additionally, this standard requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company retroactively adopted this standard beginning with its annual reporting for the year ended December 31, 2024 and its interim reporting for the three months ended March 31, 2025. See Note 14. Segment Information.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

3. Discontinued Operations

Management and the Board of Directors periodically conduct strategic reviews of the Company’s businesses. On December 27, 2024, the Company completed the sale of the CMM segment to Syntiant. The total consideration for this transaction was approximately $141.9 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. The Company incurred costs to sell related to this transaction of $5.8 million.

As part of its post-transaction review, the Company recorded net adjustments of $1.6 million to the loss on disposal of the CMM business during the three months ended March 31, 2025. This amount includes losses of $1.8 million ($1.3 million, net of tax) related to working capital adjustments and costs associated with the transaction that occurred in the fourth quarter of 2024, but were not recorded at that time.

The disposition of CMM meets the criteria described in ASC 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Results of the Company’s discontinued operations were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues	$—	$65.0
Cost of goods sold	—	48.3
Gross profit	—	16.7
Research and development expenses	0.4	11.2
Selling and administrative expenses	0.4	6.2
Operating expenses	0.8	17.4
Operating (loss) earnings	(0.8)	(0.7)
Loss on disposal of business	1.6	—
Gain on sale of asset, net	—	(5.4)
(Loss) earnings from discontinued operations before taxes	(2.4)	4.7
(Benefit from) provision for income taxes	(0.8)	1.2
(Loss) earnings from discontinued operations, net	$(1.6)	$3.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Three Months Ended March 31,
(in millions)	2025	2024
Depreciation	$—	$2.9
Amortization of intangible assets	—	1.5
Capital expenditures	—	0.5

4. Inventories

The following table details the major components of inventories:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$99.2	$94.2
Work in progress	27.5	26.1
Finished goods	38.1	35.5
Subtotal	164.8	155.8
Less reserves	(44.8)	(37.8)
Total	$120.0	$118.0

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2025	December 31, 2024
Land	$14.1	$14.1
Buildings and improvements	98.0	117.2
Machinery, equipment, and other	271.8	276.7
Subtotal	383.9	408.0
Less accumulated depreciation	(254.9)	(277.9)
Total	$129.0	$130.1

Depreciation expense totaled $5.0 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$2.0	$15.2	$1.7
Customer relationships	118.5	30.3	118.5	27.3
Developed technology	26.3	6.7	26.3	6.0
Other	0.8	0.4	0.8	0.4
Total	160.8	39.4	160.8	35.4
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$153.4		$157.4

Amortization expense totaled $4.0 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2025	$12.2
2026	16.0
2027	16.0
2028	15.2
2029	12.8
2030 and thereafter	49.2
Total	$121.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $2.9 million during the three months ended March 31, 2025, related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of the CMM business. The Company recorded charges of $0.5 million within Gross profit and $2.4 million within Operating expenses for the three months ended March 31, 2025.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Precision Devices	$1.4	$2.5
MedTech & Specialty Audio	0.3	—
Corporate	1.2	—
Total	$2.9	$2.5

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2024	$0.4	$9.4	$9.8
Restructuring charges	2.9	—	2.9
Payments	(0.9)	—	(0.9)
Other, including foreign currency	—	0.5	0.5
Balance at March 31, 2025	$2.4	$9.9	$12.3
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $9.9 million and $4.6 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	March 31, 2025	December 31, 2024
Other accrued expenses	$12.3	$5.0
Other liabilities	—	4.8
Total	$12.3	$9.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Borrowings

Borrowings consist of the following:

(in millions)	March 31, 2025	December 31, 2024
$400.0 million Revolving Credit Facility	$119.0	$134.0
Seller Note	69.8	68.5
Total	188.8	202.5
Less current maturities of Seller Note	69.8	68.5
Total long-term debt	$119.0	$134.0

Total debt principal payments over the next five years are as follows:

(in millions)
Q2-Q4 2025	$72.7
2026	—
2027	—
2028	119.0
2029	—

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

On September 25, 2023, the Company amended its A&R Credit Agreement to, among other things, (a) permit the Company in connection with the acquisition of Cornell Dubilier ("CD"), to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of $122.9 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Cornell Dubilier, LLC (the “Acquisition Assets”), which shall mature two years after the effective date of such Seller Note (the “Seller Note Maturity Date”), (b) extends the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date, and (c) restricts, until the Seller Note Maturity Date, the amount of dispositions and investments from the Company and certain of its subsidiaries into Cornell Dubilier, LLC and the acquired subsidiaries that constitute Acquisition Assets from exceeding $80.0 million in the aggregate. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

Up to $100.0 million of the Credit Facility will be available in Euro, Pounds Sterling, and other currencies requested by the Company and up to $50.0 million of the Credit Facility will be made available in the form of letters of credit. Undrawn amounts under the Credit Facility accrue a commitment fee at a per annum rate of 0.225% to 0.350%, based on a leverage ratio grid.

At any time during the term of the Credit Facility, the Company may request to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the Credit Facility in an aggregate principal amount not to exceed the sum of $200.0 million, plus additional amounts, so long as the senior secured leverage ratio does not exceed 2.00 to 1.00.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At March 31, 2025, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 6.18% and 7.03% for the three months ended March 31, 2025 and 2024, respectively. The weighted-average commitment fee on the revolving line of credit was 0.25% and 0.24% for the three months ended March 31, 2025 and 2024, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note from the buyer with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million balance is due and payable in cash on November 1, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.2 million and $2.0 million during the three months ended March 31, 2025 and 2024, respectively.

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

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$0.9	$—	$0.9	$(3.4)	$—	$(3.4)
Employee benefit plans	(0.1)	0.1	—	0.1	—	0.1
Changes in fair value of cash flow hedges	1.8	—	1.8	(0.6)	0.3	(0.3)
Total other comprehensive earnings (loss)	$2.6	$0.1	$2.7	$(3.9)	$0.3	$(3.6)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings loss, net of tax during the three months ended March 31, 2025 and 2024:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	1.8	—	0.9	2.7
Balance at March 31, 2025	$(0.3)	$(16.9)	$(118.2)	$(135.4)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive (loss) earnings, net of tax	(0.3)	0.1	(3.4)	(3.6)
Balance at March 31, 2024	$(1.0)	$(16.1)	$(116.3)	$(133.4)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2025	2024
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$(0.1)	$0.1
Tax	Provision for income taxes	0.1	—
Net of tax		$—	$0.1

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$1.0	$1.3
Tax	Provision for income taxes	(0.2)	(0.3)
Net of tax		$0.8	$1.0

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

The Company's ETR from continuing operations for the three months ended March 31, 2025 was 150.0% (inclusive of discrete items totaling $0.5 million of tax benefit). The discrete items impacting the tax provision for the three months ended March 31, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2025 was 212.5%. The Company's ETR from continuing operations for the three months ended March 31, 2024 was 200.0% (inclusive of discrete items totaling $0.4 million of tax expense). The discrete items impacting the tax provision for the three months ended March 31, 2024 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2024 was 160.0%.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the three months ended March 31, 2025 and 2024.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Total pre-tax stock-based compensation expense (1)	$10.2	$5.1
Tax benefit	3.1	2.2
Total stock-based compensation expense, net of tax	$7.1	$2.9
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $1.6 million for the three months ended March 31, 2024.

Stock Options

No stock options were granted during the three months ended March 31, 2025 and 2024.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	1,161,337	$17.59
Exercised (1)	(84,066)	15.36
Expired	(107,212)	17.96
Outstanding at March 31, 2025	970,059	$17.75	$—	1.9

Exercisable at March 31, 2025	970,059	$17.75	$—	1.9
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at March 31, 2025.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2025:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	1,819,308	$17.79
Granted	910,540	18.29
Vested (1)	(710,807)	18.62
Forfeited	(45,978)	17.36
Unvested at March 31, 2025	1,973,063	$17.74
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2025, $26.2 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 2.0 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs and adjust the expense for the expected achievement of performance conditions as appropriate. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2025, 2024, and 2023, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

On February 18, 2025 the Company granted a special PSU award to its Chief Executive Officer of 81,788 target PSUs, or a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals for a three-year performance period. If the goals are not met during the initial three-year period, the performance period may be extended an additional two years at a reduced payout level. Achievement could range from 0% to 400% of the target number of PSUs.

The following table summarizes the Company's PSU activity for the three months ended March 31, 2025:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	842,866	$27.25
Granted	455,018	24.08
Vested (1)	(221,616)	29.92
Unvested at March 31, 2025	1,076,268	$25.36
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2025, $14.7 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 2.0 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Loss from continuing operations	$(0.4)	$(1.0)
(Loss) earnings from discontinued operations, net	(1.6)	3.5
Net (loss) earnings	$(2.0)	$2.5

Basic (loss) earnings per common share:
Loss from continuing operations	$—	$(0.01)
(Loss) earnings from discontinued operations, net	(0.02)	0.04
Net (loss) earnings	$(0.02)	$0.03

Weighted-average shares outstanding	87.8	89.6

Diluted (loss) earnings per common share:
Loss from continuing operations	$—	$(0.01)
(Loss) earnings from discontinued operations, net	(0.02)	0.04
Net (loss) earnings	$(0.02)	$0.03

Weighted-average shares outstanding (1)	87.8	89.6
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For the three months ended March 31, 2025 and 2024, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.9 million and 3.0 million, respectively.

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
(unaudited)

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2025 and December 31, 2024.

14. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$72.5	$59.7	$132.2
Adjusted cost of goods sold	46.6	30.6	77.2
Adjusted research and development expenses	3.9	4.5	8.4
Adjusted selling and administrative expenses	11.3	3.4	14.7
Other segment items (1)	—	(0.1)	(0.1)
Segment adjusted earnings before interest and income taxes	$10.7	$21.3	$32.0
Less:
Corporate expenses			10.3
Stock-based compensation expense			10.2
Intangibles amortization expense			4.0
Restructuring charges			2.9
Production transfer costs			0.2
Acquisition-related costs			0.5
Transition services credit			(0.7)
Other (2)			1.1
Interest expense, net			2.7
Earnings before income taxes and discontinued operations			$0.8
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio (1)	Total
Revenues	$74.3	$59.0	$133.3
Adjusted cost of goods sold	47.5	27.6	75.1
Adjusted research and development expenses	3.7	4.3	8.0
Adjusted selling and administrative expenses	13.2	3.3	16.5
Other segment items (2)	0.1	—	0.1
Segment adjusted earnings before interest and income taxes	$9.8	$23.8	$33.6
Less:
Corporate expenses			10.3
Stock-based compensation expense			5.1
Intangibles amortization expense			4.4
Restructuring charges			2.5
Production transfer costs			0.8
Acquisition-related costs			4.2
Other (3)			0.9
Interest expense, net			4.4
Earnings before income taxes and discontinued operations			$1.0
(1)     The results for MedTech & Specialty Audio have been adjusted to include sales transactions between this segment and CMM that were previously eliminated in consolidation and are now reflected as third-party transactions. Revenues and Adjusted Cost of goods sold for these transactions totaled $1.9 million and $1.8 million, respectively, for the three months ended March 31, 2024.
(2)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(3)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	March 31, 2025	December 31, 2024
Precision Devices	$609.8	$619.9
MedTech & Specialty Audio	396.5	410.6
Corporate (1)	90.8	87.7
Total	$1,097.1	$1,118.2
(1)     Corporate assets at both March 31, 2025 and December 31, 2024 include $77.2 million of preferred stock received in partial consideration for the sale of the CMM business on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million and $6.4 million at March 31, 2025 and December 31, 2024, respectively.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended March 31,
(in millions)	2025	2024
United States	$55.3	$58.4
Asia	48.0	42.5
Europe	24.2	26.2
Other Americas	2.4	2.6
Other	2.3	3.6
Total	$132.2	$133.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $96.0 million and $89.5 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	our ability to achieve some or all of the strategic and financial benefits that we expect to achieve in connection with our CMM divestiture;
o	difficulties or delays in and/or the Company's inability to realize expected synergies from its acquisitions;
o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	global economic instability, including due to inflation, rising interest rates, negative impacts caused by pandemics and public health crises, or the impacts of geopolitical uncertainties;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access;
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	escalating international trade tensions, new or increased tariffs, and trade wars among countries;
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

Recent Developments

On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by foreign jurisdictions, has resulted in market volatility and uncertainty regarding the ultimate effect of the tariffs on global economic conditions. Based on a preliminary analysis, we do not anticipate that these factors will have a material impact on our operations; however, we continue to monitor changes in international trade relations and trade policy, including those related to tariffs, which could adversely impact our results. We are optimizing operations and leveraging existing programs and strategies to reduce the impact from tariffs. Additionally, we are taking measures to control costs and implementing pricing actions designed to mitigate the risk these policies may have on our revenues and operations.

On December 27, 2024, the Company consummated the sale and assignment of certain assets and liabilities of the Company’s Consumer MEMS Microphones ("CMM") business to Syntiant Corp. ("Syntiant") for approximately $150.0 million in total consideration, consisting of $70.0 million cash ($58.0 million in net cash received) as adjusted for agreed deductions for indebtedness, and working capital and $80.0 million in Syntiant Series D-2 preferred stock (with a fair value of $77.2 million), par value $0.0001. The Company provided $6.4 million in financing, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. The Company will also share in certain separation costs pursuant to a credit, which Syntiant may apply to specified separation costs post-closing. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

We have reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented. Unless otherwise noted, our results of operations discussed below relate to continuing operations and will be impacted by the CMM divestiture.

This divestiture supports Knowles' continued transformation into an industrial technology company, consisting of its Precision Devices ("PD") and MedTech & Specialty Audio ("MSA") segments, primarily serving the defense, medtech, industrial, and electrification markets. We have incurred some amount of dis-synergies following the sale of the CMM business due to the reduced size of our company and, as a result, we have undertaken actions to help ensure that our cost structure is appropriate to support our remaining businesses.

As inventory levels in the industrial markets have recently begun to normalize, our Precision Devices segment has experienced increased distribution orders for the past two quarters. In addition, with bookings increasing we have seen backlog across our capacitor products increase for the past two quarters.

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

Results of Operations for the Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Revenues	$132.2	$133.3

Gross profit	$53.3	$53.2
Non-GAAP gross profit	$55.0	$57.9

Earnings from continuing operations before interest and income taxes	$3.5	$5.4
Adjusted earnings from continuing operations before interest and income taxes	$21.7	$23.3

Provision for income taxes	$1.2	$2.0
Non-GAAP provision for income taxes	$2.8	$1.9

Net loss from continuing operations	$(0.4)	$(1.0)
Non-GAAP net earnings	$16.2	$17.0

Loss per share from continuing operations - diluted	$—	$(0.01)
Non-GAAP diluted earnings per share	$0.18	$0.18

Revenues

Revenues for the first quarter of 2025 were $132.2 million, compared with $133.3 million for the first quarter of 2024, a decrease of $1.1 million or 0.8%. PD revenues decreased $1.8 million due to lower demand from the industrial market in our CD business and the defense market in our legacy PD business, partially offset by higher demand from the medtech market in our legacy PD business. MSA revenues increased $0.7 million, primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM, partially offset by lower shipping volumes of hearing health products and unfavorable customer mix.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2025 was $78.4 million, compared with $79.1 million for the first quarter of 2024, a decrease of $0.7 million or 0.9%. This decrease was primarily due to a reduction of CD related acquisition and production transfer costs, lower shipping volumes, and Company-wide product cost reductions, partially offset by unfavorable product mix, the absence of a one-time benefit in our MSA business recorded in the prior year, and inefficiencies in our CD business as we ramp up our specialty film product line.

Restructuring Charges

During the first quarter of 2025, we recorded restructuring charges of $0.5 million within Gross profit and $2.4 million within Operating expenses related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of the CMM business. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2025 was $53.3 million, compared with $53.2 million for the first quarter of 2024, an increase of $0.1 million or 0.2%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2025 was 40.3%, compared with 39.9% for the first quarter of 2024. The increases were primarily due to a reduction of CD related acquisition and production transfer costs, along with Company-wide product cost reductions, partially offset by unfavorable product mix, the absence of a one-time benefit in our MSA business recorded in the prior year, and production inefficiencies in our CD business as we ramp up our specialty film product line.

Non-GAAP gross profit for the first quarter of 2025 was $55.0 million, compared with $57.9 million for the first quarter of 2024, a decrease of $2.9 million or 5.0%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2025 was 41.6%, compared with 43.4% for the first quarter of 2024. The decreases were primarily due to unfavorable product mix, the absence of a one-time benefit in our MSA business recorded in the prior year, and production inefficiencies in our CD business as we ramp up our specialty film product line, partially offset by Company-wide product cost reductions.

Research and Development Expenses

Research and development expenses for the first quarter of 2025 were $9.7 million, compared with $9.4 million for the first quarter of 2024, an increase of $0.3 million or 3.2%. Research and development expenses as a percentage of revenues for the first quarter of 2025 and 2024 were 7.3% and 7.1%, respectively. The increase in expenses and as a percentage of revenues was primarily driven by increased development activities in both our PD and MSA segments as we continue to invest in our businesses.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2025 were $37.2 million, compared with $37.3 million for the first quarter of 2024, a decrease of $0.1 million or 0.3%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2025 and 2024 were 28.1% and 28.0%, respectively. The decrease in expenses was primarily driven by lower marketing costs, a change in our deferred compensation liability, the benefits of restructuring actions taken in the prior year, lower professional fees, and lower intangible amortization, partially offset by the acceleration of stock-based compensation expense for employees who are nearing or have reached retirement eligibility. The increase in expenses as a percentage of revenues was driven by lower revenues.

Interest Expense, net

Interest expense for the first quarter of 2025 was $2.7 million, compared with $4.4 million for the first quarter of 2024, a decrease of $1.7 million. The decrease is due to a lower outstanding revolving credit facility balance during the first quarter of 2025 and lower imputed interest expense on our Seller Note from the CD acquisition. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the first quarter of 2025 was $0.5 million, compared with income of $0.4 million for the first quarter of 2024, a change of $0.9 million. Expense in 2025 primarily represents unrealized losses in our investment balances. Income in the first quarter of 2024 primarily represents unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the first quarter of 2025 and 2024 was 150.0% and 200.0%, respectively. The ETR from continuing operations for the first quarter of 2025 and 2024 includes discrete items totaling $0.5 million of tax benefit and $0.4 million of tax expense, respectively. The discrete items impacting the tax provision for 2025 and 2024 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the first quarter of 2025 and 2024 was 212.5% and 160.0%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the first quarter of 2025 and 2024. The change in the ETR was mainly due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the first quarter of 2025 and 2024 was 14.7% and 10.1%, respectively. The non-GAAP ETR from continuing operations includes no discrete impact for the first quarter of 2025 or 2024. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits compared to the prior year.

Loss from Continuing Operations

Loss from continuing operations for the first quarter of 2025 was $0.4 million, compared with $1.0 million for the first quarter of 2024, an improvement of $0.6 million. As described above, the improvement is primarily due to lower interest and income tax expense, partially offset by higher operating expenses and other expense in the first quarter of 2025 compared to other income for the first quarter of 2024.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the first quarter of 2025 was $3.5 million, compared with $5.4 million for the first quarter of 2024, a decrease of $1.9 million. EBIT margin (EBIT as a percentage of revenues) for the first quarter of 2025 was 2.6%, compared with 4.1% for the first quarter of 2024. The decrease in EBIT and EBIT margin was primarily due to higher operating expenses and other expense in the first quarter of 2025 compared to other income for the first quarter of 2024.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the first quarter of 2025 was $21.7 million, compared with $23.3 million for the first quarter of 2024, a decrease of $1.6 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2025 was 16.4%, compared with 17.5% for the first quarter of 2024. The decrease in Adjusted EBIT and Adjusted EBIT margin was primarily due to lower non-GAAP gross profit margin, partially offset by lower non-GAAP operating expenses.

(Loss) Earnings from Discontinued Operations, net

Loss from discontinued operations for the first quarter of 2025 was $1.6 million, compared with earnings of $3.5 million for the first quarter of 2024, a decrease of $5.1 million. Loss from discontinued operations for the first quarter of 2025 was primarily driven by unfavorable working capital adjustments. Earnings from discontinued operations for the first quarter of 2024 was primarily driven by the gain on sale of asset, partially offset by income tax expense and additional expenses in connection with the sale of the CMM business. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Loss per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted loss per share from continuing operations was nil for the first quarter of 2025, compared with a loss of $0.01 for the first quarter of 2024, an improvement of $0.01. As described above, the improvement is primarily due to lower interest and income tax expense, partially offset by higher operating expenses and other expense in the first quarter of 2025 compared to other income for the first quarter of 2024.

Non-GAAP diluted earnings per share from continuing operations was $0.18 for the first quarter of 2025 and the first quarter of 2024. As described above, there is no change primarily due to lower non-GAAP gross profit and higher non-GAAP income tax expense, offset by lower non-GAAP operating expenses and interest expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2025	2024
Gross profit	$53.3	$53.2
Stock-based compensation expense	0.5	0.4
Restructuring charges	0.5	1.0
Production transfer costs (2)	0.1	0.8
Acquisition-related costs (3)	—	1.4
Transition services credit (4)	(0.2)	—
Other (5)	0.8	1.1
Non-GAAP gross profit	$55.0	$57.9

Net loss from continuing operations	$(0.4)	$(1.0)
Interest expense, net	2.7	4.4
Provision for income taxes	1.2	2.0
Earnings from continuing operations before interest and income taxes	3.5	5.4
Stock-based compensation expense	10.2	5.1
Intangibles amortization expense	4.0	4.4
Restructuring charges	2.9	2.5
Production transfer costs (2)	0.2	0.8
Acquisition-related costs (3)	0.5	4.2
Transition services credit (4)	(0.7)	—
Other (5)	1.1	0.9
Adjusted earnings from continuing operations before interest and income taxes	$21.7	$23.3

Provision for income taxes	$1.2	$2.0
Income tax effects of non-GAAP reconciling adjustments (6)	1.6	(0.1)
Non-GAAP provision for income taxes	$2.8	$1.9

Net loss from continuing operations	$(0.4)	$(1.0)
Non-GAAP reconciling adjustments (7)	18.2	17.9
Income tax effects of non-GAAP reconciling adjustments (6)	1.6	(0.1)
Non-GAAP net earnings	$16.2	$17.0

Diluted loss per share from continuing operations	$—	$(0.01)
Earnings per share non-GAAP reconciling adjustment (8)	0.18	0.19
Non-GAAP diluted earnings per share	$0.18	$0.18

Diluted average shares outstanding	87.8	89.6
Non-GAAP adjustment (9)	2.8	3.1
Non-GAAP diluted average shares outstanding (9)	90.6	92.7

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
(4)    Transition services represent amounts charged to Syntiant in connection with post-closing transition and separation costs
(5)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.
(6)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
(7)    The non-GAAP reconciling adjustments to reconcile Earnings from continuing operations before interest and income taxes to Adjusted earnings from continuing operations before interest and income taxes include stock-based compensation expense, intangibles amortization expense, restructuring charges, production transfer costs, acquisition-related costs, and other expenses, partially offset by a credit to transition services.
(8)    Non-GAAP diluted earnings per share includes reconciling adjustments on non-GAAP net earnings.
(9)    The number of shares used in the diluted per share calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method.

Segment Results of Operations for the Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

The following is a summary of the results of operations of our two reportable segments: Precision Devices and Medtech & Specialty Audio.

See Note 14. Segment Information to the Consolidated Financial Statements for (i) a reconciliation of segment revenues to our consolidated revenues and (ii) a reconciliation of segment adjusted earnings before interest and income taxes to our consolidated earnings before income taxes and discontinued operations.

Precision Devices

	Three Months Ended March 31,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$72.5		$74.3

Earnings (loss) from continuing operations before interest and income taxes	$3.2	4.4%	$(2.1)	(2.8)%
Stock-based compensation expense	1.4		0.1
Intangibles amortization expense	4.0		4.4
Restructuring charges	1.4		2.5
Production transfer costs (1)	0.2		0.8
Acquisition-related costs (2)	0.5		3.6
Other	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$10.7	14.8%	$9.8	13.2%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration.

Revenues

PD revenues were $72.5 million for the first quarter of 2025, compared with $74.3 million for the first quarter of 2024, a decrease of $1.8 million or 2.4%. Revenues decreased due to lower demand from the industrial market in our CD business and the defense market in our legacy PD business, partially offset by higher demand from the medtech market in our legacy PD business.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $3.2 million for the first quarter of 2025, compared with a loss of $2.1 million for the first quarter of 2024, an increase of $5.3 million. EBIT margin for the first quarter of 2025 was 4.4%, compared to (2.8)% for the first quarter of 2024. The increases were primarily due to lower operating expenses and higher gross profit. The decrease in operating expenses was primarily driven by lower acquisition-related costs, intangible amortization, and the benefits of restructuring actions, partially offset by higher stock-based compensation. The gross profit increase was primarily driven by a reduction of CD related acquisition and production transfer costs, product cost reductions, and lower restructuring charges, partially offset by unfavorable product mix and production inefficiencies in our CD business as we ramp up our specialty film product line.

PD Adjusted EBIT was $10.7 million for the first quarter of 2025, compared with $9.8 million for the first quarter of 2024, an increase of $0.9 million. Adjusted EBIT margin for the first quarter of 2025 was 14.8%, compared with 13.2% for the first quarter of 2024. The increases were primarily due to lower non-GAAP operating expenses, partially offset by lower non-GAAP gross profit. The decrease in non-GAAP operating expenses was primarily driven by the benefits of restructuring actions. The non-GAAP gross profit decrease was primarily driven by unfavorable product mix and production inefficiencies in our CD business as we ramp up our specialty film product line, partially offset by product cost reductions.

MedTech & Specialty Audio

	Three Months Ended March 31,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$59.7		$59.0

Earnings from continuing operations before interest and income taxes	$19.3	32.3%	$22.8	38.6%
Stock-based compensation expense	1.7		1.0
Restructuring charges	0.3		—
Adjusted earnings from continuing operations before interest and income taxes	$21.3	35.7%	$23.8	40.3%

Revenues

MSA revenues were $59.7 million for the first quarter of 2025, compared with $59.0 million for the first quarter of 2024, an increase of $0.7 million or 1.2%. Revenues increased primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM, partially offset by lower shipping volumes of hearing health products and unfavorable customer mix.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $19.3 million for the first quarter of 2025, compared with $22.8 million for the first quarter of 2024, a decrease of $3.5 million or 15.4%. EBIT margin for the first quarter of 2025 was 32.3%, compared with 38.6% for the first quarter of 2024. The decreases were primarily due to lower gross profit and higher operating expenses. The gross profit decrease was primarily due to unfavorable product mix, the absence of a one-time benefit recorded in the prior year, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by product cost reductions. The increase in operating expenses was primarily driven by higher stock-based compensation.

MSA Adjusted EBIT was $21.3 million for the first quarter of 2025, compared with $23.8 million for the first quarter of 2024, a decrease of $2.5 million. Adjusted EBIT margin for the first quarter of 2025 was 35.7%, compared to 40.3% for the first quarter of 2024. The decreases were primarily due to lower non-GAAP gross profit driven by unfavorable product mix, the absence of a one-time benefit recorded in the prior year, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by product cost reductions.

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

Due to the global nature of our operations, a portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $101.9 million and $130.1 million at March 31, 2025 and December 31, 2024, respectively. Of these amounts, cash held by our non-U.S. operations totaled $45.4 million and $92.4 million as of March 31, 2025 and December 31, 2024, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On December 27, 2024, we completed the sale of the CMM segment to Syntiant for approximately $141.9 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold), $1.1 million for estimated purchase price adjustments, and Series D-2 preferred stock of Syntiant with a fair value of $77.2 million. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements. We will also share in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. For additional information, refer to Note 1. Basis of Presentation.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value. At March 31, 2025, we have $189.0 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2025, the Company repurchased 300,768 shares of common stock for a total of $5.0 million. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash flows provided by (used in):
Operating activities	$1.3	$17.3
Investing activities	(3.5)	3.8
Financing activities	(26.2)	13.6
Effect of exchange rate changes on cash and cash equivalents	0.2	0.1
Net (decrease) increase in cash and cash equivalents	$(28.2)	$34.8

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. Excluding non-cash items, the decrease in cash provided by operating activities in 2025 is primarily due to $21.0 million of payments to settle supplier obligations and separation costs related to the CMM business and unfavorable changes in working capital driven by the timing of collections and payments, partially offset by customer prepayments of $19.8 million.

Investing Activities

The cash used in investing activities during 2025 was driven by capital expenditures, which is primarily driven by capacity expansion related to our specialty film product line and cost savings. The cash provided by investing activities during 2024 was primarily driven by proceeds from the sale of intellectual property, partially offset by capital expenditures to support product innovation and cost savings.

In 2025, we expect capital expenditures to be in the range of 4% to 6% of revenues.

Financing Activities

Cash used in financing activities during 2025 was primarily related to $15.0 million of payments on the revolving credit facility, $6.7 million of tax payments related to net share settlement of equity awards, and $5.0 million of repurchases of common stock, partially offset by proceeds of $0.6 million from the exercise of options. Cash provided by financing activities during 2024 was primarily related to $20.0 million of net borrowings on the revolving credit facility, partially offset by $5.8 million of tax payments related to net share settlement of equity awards.

Adjusted Free Cash Flow

In addition to measuring cash flow generation based on the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows (including discontinued operations), Knowles also measures adjusted free cash flow and adjusted free cash flow as a percentage of revenues. Adjusted free cash flow is defined as non-GAAP net cash attributable to continuing operations less non-GAAP capital expenditures attributable to continuing operations. Non-GAAP net cash attributable to continuing operations is defined as net cash provided by operating activities less amounts generated or utilized by discontinued operations. Non-GAAP capital expenditures attributable to continuing operations is defined as capital expenditures less amounts attributable to discontinued operations. Knowles believes these measures are helpful in measuring its cash generated from its continuing operations that is available to repay debt, fund acquisitions, and repurchase Knowles common stock. Adjusted free cash flow and adjusted free cash flow as a percentage of revenues are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, adjusted free cash flow and adjusted free cash flow as a percentage of revenues should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1.3	$17.3
Less: amounts utilized (generated) by discontinued operations	21.0	(1.1)
Non-GAAP net cash attributable to continuing operations	22.3	16.2

Capital expenditures	(4.0)	(3.4)
Less: amounts attributable to discontinued operations	—	0.5
Non-GAAP capital expenditures attributable to continuing operations	(4.0)	(2.9)

Non-GAAP net cash attributable to continuing operations	22.3	16.2
Non-GAAP capital expenditures attributable to continuing operations	(4.0)	(2.9)
Adjusted free cash flow	$18.3	$13.3
Adjusted free cash flow as a % of revenues	13.8%	10.0%

In 2025 we generated adjusted free cash flow of $18.3 million compared to adjusted free cash flow of $13.3 million in 2024. The increase in adjusted free cash flow in 2025 was primarily due to customer prepayments of $19.8 million, lower incentive compensation payments and reduced restructuring payments, partially offset by unfavorable changes in working capital and accruals driven by the timing of collections and payments.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 13, 2025. There are no material changes in our previously reported critical accounting estimates.

Recent Accounting Standards

The issuance of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of our exposure to market risk as of December 31, 2024, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock.

Below is a summary of share repurchases for the three months ended March 31, 2025:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
February 2025	139,849	$17.08	139,849	$191.6
March 2025	160,919	$16.16	160,919	$189.0
Total Activity	300,768	$16.58	300,768

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

During the quarter ended March 31, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

10.1
Special Performance Award Agreement, dated February 18, 2025, between Knowles Corporation and Jeffrey Niew (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 25, 2025 (SEC file No. 001-36102)

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2025 and 2024, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 29, 2025	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)