Form 10-Q
period 2025-06-30
Knowles Corp
filed 2025-07-29
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 25, 2025 was 85,887,606.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$145.9	$135.2	$278.1	$268.5
Cost of goods sold	81.7	77.1	160.1	156.2
Impairment charges	3.6	—	3.6	—
Restructuring charges - cost of goods sold	—	0.3	0.5	1.3
Gross profit	60.6	57.8	113.9	111.0
Research and development expenses	10.0	9.6	19.7	19.0
Selling and administrative expenses	35.9	35.6	73.1	72.9
Restructuring charges	—	(0.1)	2.4	1.4
Operating expenses	45.9	45.1	95.2	93.3
Operating earnings	14.7	12.7	18.7	17.7
Interest expense, net	2.5	4.6	5.2	9.0
Other expense (income), net	0.9	0.3	1.4	(0.1)
Earnings before income taxes and discontinued operations	11.3	7.8	12.1	8.8
Provision for income taxes	3.5	3.0	4.7	5.0
Earnings from continuing operations	7.8	4.8	7.4	3.8
Loss from discontinued operations, net	—	(264.1)	(1.6)	(260.6)
Net earnings (loss)	$7.8	$(259.3)	$5.8	$(256.8)

Earnings per share from continuing operations:
Basic	$0.09	$0.05	$0.08	$0.04
Diluted	$0.09	$0.05	$0.08	$0.04

Loss per share from discontinued operations:
Basic	$—	$(2.95)	$(0.01)	$(2.91)
Diluted	$—	$(2.93)	$(0.01)	$(2.88)

Net earnings (loss) per share:
Basic	$0.09	$(2.90)	$0.07	$(2.87)
Diluted	$0.09	$(2.88)	$0.07	$(2.84)

Weighted-average common shares outstanding:
Basic	86.9	89.4	87.3	89.5
Diluted	87.6	89.9	88.3	90.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings (loss)	$7.8	$(259.3)	$5.8	$(256.8)

Other comprehensive earnings (loss), net of tax

Foreign currency translation	5.2	(3.2)	6.1	(6.6)

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.3	0.2	0.3	0.3
Net change in employee benefit plans	0.3	0.2	0.3	0.3

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.5	(1.3)	2.5	(2.6)
Net (gains) losses reclassified into earnings	(0.4)	0.3	0.4	1.3
Total cash flow hedges	1.1	(1.0)	2.9	(1.3)

Other comprehensive earnings (loss), net of tax	6.6	(4.0)	9.3	(7.6)

Comprehensive earnings (loss)	$14.4	$(263.3)	$15.1	$(264.4)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$103.2	$130.1
Receivables, net of allowances of $0.1	101.1	105.0
Inventories	119.7	118.0
Prepaid and other current assets	10.8	8.3
Total current assets	334.8	361.4
Property, plant, and equipment, net	127.2	130.1
Goodwill	270.1	269.8
Intangible assets, net	149.3	157.4
Operating lease right-of-use assets	19.8	8.6
Investment in affiliate	77.2	77.2
Other assets and deferred charges	109.9	113.7
Total assets	$1,088.3	$1,118.2

Current liabilities:
Current maturities of long-term debt	$71.0	$68.5
Accounts payable	38.8	58.5
Accrued compensation and employee benefits	23.1	29.4
Operating lease liabilities	3.7	3.9
Other accrued expenses	27.7	33.6
Federal and other taxes on income	2.9	3.7
Total current liabilities	167.2	197.6
Long-term debt	119.0	134.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	17.2	5.8
Other liabilities	37.7	23.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 99,262,597 and 85,887,606 shares issued and outstanding at June 30, 2025, respectively, and 98,551,188 and 87,358,659 shares issued and outstanding at December 31, 2024, respectively	1.0	1.0
Treasury stock - at cost; 13,374,991 and 11,192,529 shares at June 30, 2025 and December 31, 2024, respectively	(240.4)	(205.2)
Additional paid-in capital	1,722.1	1,711.9
Accumulated deficit	(607.8)	(613.6)
Accumulated other comprehensive loss	(128.8)	(138.1)
Total stockholders' equity	746.1	756.0
Total liabilities and stockholders' equity	$1,088.3	$1,118.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2025	99,171,097	$1.0	(11,493,297)	$(210.2)	$1,716.0	$(615.6)	$(135.4)	$755.8
Net earnings	—	—	—	—	—	7.8	—	7.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	6.6	6.6
Repurchase of common stock	—	—	(1,881,694)	(30.0)	—	—	—	(30.0)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	6.3	—	—	6.3
Exercise of stock options	149	—	—	—	—	—	—	—
Restricted stock unit settlement, net of tax	91,351	—	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2024	97,949,177	$1.0	(8,204,832)	$(151.2)	$1,690.8	$(373.3)	$(133.4)	$1,033.9
Net loss	—	—	—	—	—	(259.3)	—	(259.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.0)	(4.0)
Repurchase of common stock	—	—	(1,432,989)	(25.0)	—	—	—	(25.0)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	7.4	—	—	7.4
Exercise of stock options	10,325	—	—	—	0.2	—	—	0.2
Restricted and performance stock unit settlement, net of tax	71,661	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	$753.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net earnings	—	—	—	—	—	5.8	—	5.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	9.3	9.3
Repurchase of common stock	—	—	(2,182,462)	(35.0)	—	—	—	(35.0)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	16.5	—	—	16.5
Exercise of stock options	43,360	—	—	—	0.6	—	—	0.6
Restricted stock unit settlement, net of tax	668,049	—	—	—	(6.9)	—	—	(6.9)
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net loss	—	—	—	—	—	(256.8)	—	(256.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.6)	(7.6)
Repurchase of common stock	—	—	(1,432,989)	(25.0)	—	—	—	(25.0)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	14.1	—	—	14.1
Exercise of stock options	10,325	—	—	—	0.2	—	—	0.2
Restricted and performance stock unit settlement, net of tax	723,135	—	—	—	(5.9)	—	—	(5.9)
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	753.0

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net earnings (loss)	$5.8	$(256.8)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Goodwill impairment	—	249.4
Depreciation and amortization	18.1	27.4
Stock-based compensation	16.5	14.1
Deferred income taxes	4.8	0.9
Fixed asset impairment	3.6	—
Non-cash interest expense and amortization of debt issuance costs	2.8	4.3
Loss on sale of business	1.6	—
Non-cash restructuring charges	—	0.4
Gain on sale or disposal of fixed assets	—	(1.1)
Gain on sale of technology	—	(7.2)
Other, net	3.6	(0.4)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	2.8	(1.0)
Inventories	(0.4)	3.4
Prepaid and other current assets	(1.7)	(2.4)
Accounts payable	(20.8)	2.8
Accrued compensation and employee benefits	(6.6)	(0.6)
Other accrued expenses	(5.4)	(2.6)
Accrued taxes	(0.9)	17.2
Other non-current assets and non-current liabilities	13.9	(5.6)
Net cash provided by operating activities	37.7	42.2

Investing Activities
Proceeds from the sale of technology	—	7.2
Capital expenditures	(9.1)	(6.6)
Purchase of investments	(1.6)	(0.5)
Proceeds from the sale of investments	1.6	0.5
Proceeds from seller loan repayment	0.5	—
Net cash (used in) provided by investing activities	(8.6)	0.6

Financing Activities
Payments under revolving credit facility	(15.0)	(92.0)
Borrowings under revolving credit facility	—	78.0
Tax on restricted and performance stock unit vesting and stock option exercises	(6.9)	(5.9)
Repurchase of common stock	(35.0)	(25.0)
Payments of finance lease obligations	(0.2)	(1.3)
Proceeds from exercise of stock options	0.6	0.2
Net cash used in financing activities	(56.5)	(46.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Net decrease in cash and cash equivalents	(26.9)	(3.3)
Cash and cash equivalents at beginning of period	130.1	87.3
Cash and cash equivalents at end of period	$103.2	$84.0

Supplemental information - cash paid for:
Income taxes	$6.1	$6.3
Interest	$4.2	$6.9

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Corrections of Errors - During the six months ended June 30, 2025, the Company identified an error in its historical financial results related to stock-based compensation expense for those individuals that are nearing or have reached retirement eligibility as defined by the equity compensation plan. This error resulted in the understatement of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022. During the six months ended June 30, 2025, the Company corrected its stock-based compensation expense, which resulted in increases to Selling and administrative expenses of $0.9 million, Research and development expenses of $0.1 million, and Cost of goods sold of $0.1 million. This correction decreased Earnings before income taxes and discontinued operations and Earnings from continuing operations by $1.1 million and $1.0 million, respectively, for the six months ended June 30, 2025.

In addition, during the six months ended June 30, 2025, the Company identified an error in its historical financial results related to working capital adjustments and costs associated with the disposal of the CMM business in the fourth quarter of 2024. This error resulted in the overstatement of the gain on disposal of business reflected in Loss from discontinued operations, net during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company corrected this error, resulting in an increase to Loss from discontinued operations, net of $1.3 million.

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
(unaudited)

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increased to 13.0%. The balance of this note was $5.9 million and $6.4 million as of June 30, 2025 and December 31, 2024, respectively, and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million, which it may apply to specified separation costs post-closing. The balance of the separation credit was $8.7 million and $13.5 million at June 30, 2025 and December 31, 2024, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. Once the separation credit is reduced to $6.5 million, costs will be shared equally by the Company and Syntiant.

The Company leases portions of its facilities to Syntiant, for which lease payments to date of $1.2 million have been applied to the separation credit. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled $5.3 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively.

The Company recognized revenue totaling $4.0 million and $8.3 million during the three and six months ended June 30, 2025, respectively, related to transactions with Syntiant. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $3.2 million and $1.8 million due from Syntiant at June 30, 2025 and December 31, 2024, respectively, related to these sales transactions and amounts related to the sale of CMM.

During the second quarter of 2025, the Company engaged with Syntiant to sell certain machinery and equipment associated with the MedTech & Specialty Audio segment for a nominal expected selling price. The Company recorded an impairment charge of $3.6 million for the three and six months ended June 30, 2025 to write down the carrying value of these assets to fair value based on the expected selling price. This transaction is expected to be completed in the third quarter of 2025.

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

During the six months ended June 30, 2025 and 2024, the Company repurchased 2,182,462 and 1,432,989 shares of common stock for a total of $35.0 million and $25.0 million, respectively. At June 30, 2025, the Company had $159.0 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the six months ended June 30, 2025 and 2024 were $14.6 million and $0.6 million, respectively. The 2024 amounts reflect both continuing and discontinued operations.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2025 and 2024 were $1.3 million and $1.0 million, respectively. The 2024 amounts reflect both continuing and discontinued operations. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

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

As part of its post-transaction review, the Company recorded net adjustments of $1.6 million to the loss on disposal of the CMM business during the six months ended June 30, 2025. This amount includes losses of $1.8 million ($1.3 million, net of tax) related to working capital adjustments and costs associated with the transaction that occurred in the fourth quarter of 2024, but were not recorded at that time.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Results of the Company’s discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues	$—	$71.1	$—	$136.1
Cost of goods sold	—	52.4	—	100.7
Gain on sale of fixed assets	—	(1.1)	—	(1.1)
Gross profit	—	19.8	—	36.5
Research and development expenses	—	11.3	0.4	22.5
Selling and administrative expenses	—	7.4	0.4	13.6
Goodwill impairment	—	249.4	—	249.4
Operating expenses	—	268.1	0.8	285.5
Operating loss	—	(248.3)	(0.8)	(249.0)
Loss on disposal of business	—	—	1.6	—
Gain on sale of technology, net	—	—	—	(5.4)
Loss from discontinued operations before taxes	—	(248.3)	(2.4)	(243.6)
(Benefit from) provision for income taxes	—	15.8	(0.8)	17.0
Loss from discontinued operations, net	$—	$(264.1)	$(1.6)	$(260.6)

During the three and six months ended June 30, 2024, the Company recorded goodwill impairment charges of $249.4 million to write down the carrying value of CMM to its fair value.

During the six months ended June 30, 2024, the Company sold certain technology related to the CMM segment to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the six months ended June 30, 2024. This gain is reflected as “Gain on sale of technology, net” in the results of discontinued operations above.

In 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to the CMM segment to a third party for total proceeds of $11.4 million, which were received in their entirety in 2023. During the three and six months ended June 30, 2024, the Company recorded an additional gain on sale of these assets of approximately $1.1 million as a result of changing its estimate on the amount owed to the third party. This gain is reflected as "Gain on sale of fixed assets" in the results of discontinued operations above.

As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation	$—	$2.6	$—	$5.5
Amortization of intangible assets	—	1.5	—	3.0
Capital expenditures	—	0.2	—	0.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories

The following table details the major components of inventories:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$99.4	$94.2
Work in progress	28.3	26.1
Finished goods	38.9	35.5
Subtotal	166.6	155.8
Less reserves	(46.9)	(37.8)
Total	$119.7	$118.0

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2025	December 31, 2024
Land	$14.3	$14.1
Buildings and improvements	99.2	117.2
Machinery, equipment, and other	276.3	276.7
Subtotal	389.8	408.0
Less accumulated depreciation	(262.6)	(277.9)
Total	$127.2	$130.1

Depreciation expense totaled $5.0 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 depreciation expense totaled $10.0 million and $10.3 million, respectively.

During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to its expected selling price. See also "Transactions with Syntiant" in Note 1. Basis of Presentation.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at December 31, 2024	$132.1	$137.7	$269.8
Foreign currency translation	0.3	—	0.3
Balance at June 30, 2025	$132.4	$137.7	$270.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$2.3	$15.2	$1.7
Customer relationships	118.5	33.4	118.5	27.3
Developed technology	26.3	7.4	26.3	6.0
Other	0.8	0.4	0.8	0.4
Total	160.8	43.5	160.8	35.4
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$149.3		$157.4

Amortization expense totaled $4.1 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 amortization expense totaled $8.1 million and $8.6 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2025	$8.1
2026	16.0
2027	16.0
2028	15.2
2029	12.8
2030 and thereafter	49.2
Total	$117.3

7. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $2.9 million during the six months ended June 30, 2025, related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of the CMM business. The Company recorded charges of $0.5 million within Gross profit and $2.4 million within Operating expenses for the six months ended June 30, 2025. There was no restructuring activity for the three months ended June 30, 2025.

The Company recorded a credit of $0.1 million and restructuring charges of $1.7 million during the three and six months ended June 30, 2024, respectively, related to headcount reductions and charges of $0.3 million and $1.0 million during the three and six months ended June 30, 2024, respectively, for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, all within the PD segment. The Company recorded charges of $0.3 million and $1.3 million within Gross profit for the three and six months ended June 30, 2024, respectively, and the remaining credit of $0.1 million and expense of $1.4 million within Operating expenses for the three and six months ended June 30, 2024, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Precision Devices	$—	$0.2	$1.4	$2.7
MedTech & Specialty Audio	—	—	0.3	—
Corporate	—	—	1.2	—
Total	$—	$0.2	$2.9	$2.7

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2024	$0.4	$9.4	$9.8
Restructuring charges	2.9	—	2.9
Payments	(1.4)	(4.9)	(6.3)
Other, including foreign currency	—	0.7	0.7
Balance at June 30, 2025	$1.9	$5.2	$7.1
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $5.2 million and $4.6 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Other accrued expenses	$7.1	$5.0
Other liabilities	—	4.8
Total	$7.1	$9.8

8. Borrowings

Borrowings consist of the following:

(in millions)	June 30, 2025	December 31, 2024
$400.0 million Revolving Credit Facility	$119.0	$134.0
Seller Note	71.0	68.5
Total	190.0	202.5
Less current maturities of Seller Note	71.0	68.5
Total long-term debt	$119.0	$134.0

Total debt principal payments over the next five years are as follows:

(in millions)
Q3-Q4 2025	$72.7
2026	—
2027	—
2028	119.0
2029	—

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At June 30, 2025, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 6.18% and 7.22% for the six months ended June 30, 2025 and 2024, respectively. The weighted-average commitment fee on the revolving line of credit was 0.3% and 0.26% for the six months ended June 30, 2025 and 2024, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note from the buyer with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million balance is due and payable in cash on November 1, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.3 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized imputed interest expense on the Seller Note of approximately $2.5 million and $4.0 million, respectively.

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

9. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended
	June 30, 2025			June 30, 2024
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$5.2	$—	$5.2	$(3.2)	$—	$(3.2)
Employee benefit plans	0.2	0.1	0.3	0.2	—	0.2
Changes in fair value of cash flow hedges	1.1	—	1.1	(0.9)	(0.1)	(1.0)
Total other comprehensive earnings (loss)	$6.5	$0.1	$6.6	$(3.9)	$(0.1)	$(4.0)

	Six Months Ended
	June 30, 2025			June 30, 2024
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$6.1	$—	$6.1	$(6.6)	$—	$(6.6)
Employee benefit plans	0.1	0.2	0.3	0.3	—	0.3
Changes in fair value of cash flow hedges	2.9	—	2.9	(1.5)	0.2	(1.3)
Total other comprehensive earnings (loss)	$9.1	$0.2	$9.3	$(7.8)	$0.2	$(7.6)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings (loss), net of tax during the six months ended June 30, 2025 and 2024:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	2.9	0.3	6.1	9.3
Balance at June 30, 2025	$0.8	$(16.6)	$(113.0)	$(128.8)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive (loss) earnings, net of tax	(1.3)	0.3	(6.6)	(7.6)
Balance at June 30, 2024	$(2.0)	$(15.9)	$(119.5)	$(137.4)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2025	2024
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.2	$0.2
Tax	Provision for income taxes	0.1	—
Net of tax		$0.3	$0.2

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$(0.5)	$0.4
Tax	Provision for income taxes	0.1	(0.1)
Net of tax		$(0.4)	$0.3

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2025	2024
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense (income), net	$0.1	$0.3
Tax	Provision for income taxes	0.2	—
Net of tax		$0.3	$0.3

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.5	$1.6
Tax	Provision for income taxes	(0.1)	(0.3)
Net of tax		$0.4	$1.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR from continuing operations for the three and six months ended June 30, 2025 was 31.0% (inclusive of discrete items totaling $0.1 million of tax expense) and 38.8% (inclusive of discrete items totaling $0.3 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2025 was 30.1% and 41.3%, respectively. The Company's ETR from continuing operations for the three and six months ended June 30, 2024 was 38.5% (inclusive of discrete items totaling $0.1 million of tax expense) and 56.8% (inclusive of discrete items totaling $0.5 million of tax expense), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2024 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2024 was 37.2% and 51.1%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the six months ended June 30, 2025 and 2024.

11. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total pre-tax stock-based compensation expense (1)	$6.3	$5.9	$16.5	$11.0
Tax benefit	0.4	0.2	3.5	2.4
Total stock-based compensation expense, net of tax	$5.9	$5.7	$13.0	$8.6
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $1.5 million and $3.1 million for the three and six months ended June 30, 2024.

Stock Options

No stock options were granted during the six months ended June 30, 2025 and 2024.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	1,161,337	$17.59
Exercised (1)	(92,105)	15.42
Expired	(148,769)	18.54
Outstanding at June 30, 2025	920,463	$17.66	$0.8	1.7

Exercisable at June 30, 2025	920,463	$17.66	$0.8	1.7
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at June 30, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2025:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	1,819,308	$17.79
Granted	1,036,833	18.02
Vested (1)	(819,974)	18.31
Forfeited	(75,509)	17.51
Unvested at June 30, 2025	1,960,658	$17.70
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2025, $23.9 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table summarizes the Company's PSU activity for the six months ended June 30, 2025:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	842,866	$27.25
Granted	455,018	24.08
Vested (1)	(221,616)	29.92
Unvested at June 30, 2025	1,076,268	$25.36
(1) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2025, $12.7 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Earnings from continuing operations	$7.8	$4.8	$7.4	$3.8
Loss from discontinued operations, net	—	(264.1)	(1.6)	(260.6)
Net earnings (loss)	$7.8	$(259.3)	$5.8	$(256.8)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.05	$0.08	$0.04
Loss from discontinued operations, net	—	(2.95)	(0.01)	(2.91)
Net earnings (loss)	$0.09	$(2.90)	$0.07	$(2.87)

Weighted-average shares outstanding	86.9	89.4	87.3	89.5

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.09	$0.05	$0.08	$0.04
Loss from discontinued operations, net	—	(2.93)	(0.01)	(2.88)
Net earnings (loss)	$0.09	$(2.88)	$0.07	$(2.84)

Weighted-average shares outstanding (1)	87.6	89.9	88.3	90.4
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For the three and six months ended June 30, 2025, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.8 million and 1.1 million, respectively. For the three and six months ended June 30, 2024, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.2 million and 1.7 million, respectively.

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
(unaudited)

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2025 and December 31, 2024.

14. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$78.5	$67.4	$145.9
Adjusted cost of goods sold	48.1	33.3	81.4
Adjusted research and development expenses	4.0	4.6	8.6
Adjusted selling and administrative expenses	12.3	3.5	15.8
Other segment items (1)	0.2	(0.1)	0.1
Segment adjusted earnings before interest and income taxes	$13.9	$26.1	$40.0
Less:
Corporate expenses			12.3
Stock-based compensation expense			6.3
Intangibles amortization expense			4.1
Impairment charges			3.6
Production transfer costs			0.2
Acquisition-related costs			0.2
Transition services credit			(0.5)
Interest expense, net			2.5
Earnings before income taxes and discontinued operations			$11.3
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio (1)	Total
Revenues	$74.1	$61.1	$135.2
Adjusted cost of goods sold	46.5	28.5	75.0
Adjusted research and development expenses	3.9	4.4	8.3
Adjusted selling and administrative expenses	11.9	3.1	15.0
Segment adjusted earnings before interest and income taxes	$11.8	$25.1	$36.9
Less:
Corporate expenses			11.7
Stock-based compensation expense			5.9
Intangibles amortization expense			4.2
Restructuring charges			0.2
Production transfer costs			0.8
Acquisition-related costs			2.0
Other (2)			(0.3)
Interest expense, net			4.6
Earnings before income taxes and discontinued operations			$7.8
(1)     The results for MedTech & Specialty Audio have been adjusted to include sales transactions between this segment and CMM that were previously eliminated in consolidation and are now reflected as third-party transactions. Revenues and Adjusted Cost of goods sold for these transactions totaled $1.6 million and $1.5 million, respectively, for the three months ended June 30, 2024.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	Six Months Ended June 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$151.0	$127.1	$278.1
Adjusted cost of goods sold	94.7	63.9	158.6
Adjusted research and development expenses	7.9	9.1	17.0
Adjusted selling and administrative expenses	23.6	6.9	30.5
Other segment items (1)	0.2	(0.2)	—
Segment adjusted earnings before interest and income taxes	$24.6	$47.4	$72.0
Less:
Corporate expenses			22.6
Stock-based compensation expense			16.5
Intangibles amortization expense			8.1
Impairment charges			3.6
Restructuring charges			2.9
Production transfer costs			0.4
Acquisition-related costs			0.7
Transition services credit			(1.2)
Other (2)			1.1
Interest expense, net			5.2
Earnings before income taxes and discontinued operations			$12.1
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio (1)	Total
Revenues	$148.4	$120.1	$268.5
Adjusted cost of goods sold	94.0	56.1	150.1
Adjusted research and development expenses	7.6	8.7	16.3
Adjusted selling and administrative expenses	25.1	6.4	31.5
Other segment items (2)	0.1	—	0.1
Segment adjusted earnings before interest and income taxes	$21.6	$48.9	$70.5
Less:
Corporate expenses			22.0
Stock-based compensation expense			11.0
Intangibles amortization expense			8.6
Restructuring charges			2.7
Production transfer costs			1.6
Acquisition-related costs			6.2
Other (3)			0.6
Interest expense, net			9.0
Earnings before income taxes and discontinued operations			$8.8
(1) The results for MedTech & Specialty Audio have been adjusted to include sales transactions between this segment and CMM that were previously eliminated in consolidation and are now reflected as third-party transactions. Revenues and Adjusted Cost of goods sold for these transactions totaled $3.5 million and $3.3 million, respectively, for the six months ended June 30, 2024.
(2)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(3)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	June 30, 2025	December 31, 2024
Precision Devices	$581.5	$619.9
MedTech & Specialty Audio	415.6	410.6
Corporate (1)	91.2	87.7
Total	$1,088.3	$1,118.2
(1)     Corporate assets at both June 30, 2025 and December 31, 2024 include $77.2 million of Syntiant preferred stock received in partial consideration for the sale of the CMM business on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million and $6.4 million at June 30, 2025 and December 31, 2024, respectively. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled $5.3 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
United States	$58.7	$57.9	$114.0	$116.3
Asia	58.5	43.3	106.5	85.8
Europe	24.0	26.9	48.2	53.1
Other Americas	2.5	2.5	4.9	5.1
Other	2.2	4.6	4.5	8.2
Total	$145.9	$135.2	$278.1	$268.5

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $87.7 million and $89.5 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, our total remaining performance obligations were immaterial.

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

Recent Developments

On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by foreign jurisdictions, have resulted in market volatility and uncertainty regarding the ultimate effect of the tariffs on global economic conditions. Based on a preliminary analysis, we do not anticipate that these factors will have a material impact on our operations; however, we continue to monitor changes in international trade relations and trade policy, including those related to tariffs, which could adversely impact our results. We are optimizing operations and leveraging existing programs and strategies to reduce the impact from tariffs. Additionally, we are taking measures to control costs and implementing pricing actions designed to mitigate the risk these policies may have on our revenues and operations.

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

As inventory levels in the industrial markets have recently begun to normalize, our Precision Devices segment has experienced increased bookings for the past three quarters. In addition, with bookings increasing we have seen backlog across our capacitor products increase for the past three quarters.

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

Results of Operations for the Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

	Three Months Ended June 30,
(in millions, except per share amounts)	2025	2024
Revenues	$145.9	$135.2

Gross profit	$60.6	$57.8
Non-GAAP gross profit	$64.5	$59.8

Earnings from continuing operations before interest and income taxes	$13.8	$12.4
Adjusted earnings from continuing operations before interest and income taxes	$27.7	$25.2

Provision for income taxes	$3.5	$3.0
Non-GAAP provision for income taxes	$4.0	$2.2

Net earnings from continuing operations	$7.8	$4.8
Non-GAAP net earnings from continuing operations	$21.2	$18.4

Earnings per share from continuing operations - diluted	$0.09	$0.05
Non-GAAP diluted earnings per share	$0.24	$0.20

Revenues

Revenues for the second quarter of 2025 were $145.9 million, compared with $135.2 million for the second quarter of 2024, an increase of $10.7 million or 7.9%. MSA revenues increased $6.3 million, primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio and hearing health markets, partially offset by lower average pricing on mature products. PD revenues increased $4.4 million due to higher demand in the electrification and defense markets, as well as higher average pricing.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2025 was $81.7 million, compared with $77.1 million for the second quarter of 2024, an increase of $4.6 million or 6.0%. This increase was primarily due to higher shipping volumes, unfavorable product mix, production inefficiencies in our CD business as we ramp up our specialty film product line, and unfavorable inventory reserve adjustments, partially offset by company-wide product cost reductions and a reduction of CD related acquisition and production transfer costs.

Impairment Charges

During the second quarter of 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2024, we recorded restructuring charges of $0.3 million within Gross profit for costs associated with transferring certain capacitors manufacturing to existing facilities to further optimize operations, and a credit of $0.1 million within Operating expenses related to previous headcount reductions, all within the PD segment. No restructuring charges were recorded during the second quarter of 2025. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2025 was $60.6 million, compared with $57.8 million for the second quarter of 2024, an increase of $2.8 million or 4.8%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2025 was 41.5%, compared with 42.8% for the second quarter of 2024. The increase in gross profit was primarily due to higher shipping volumes, company-wide product cost reductions, a reduction of CD related acquisition and production transfer costs, and higher factory capacity utilization in our legacy PD business, partially offset by impairment charges in 2025, unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line. The decrease in gross profit margin is primarily due to impairment charges in 2025, unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line, partially offset by company-wide product cost reductions, a reduction of CD related acquisition and production transfer costs, and higher factory capacity utilization in our legacy PD business.

Non-GAAP gross profit for the second quarter of 2025 was $64.5 million, compared with $59.8 million for the second quarter of 2024, an increase of $4.7 million or 7.9%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2025 and 2024 was 44.2%. The increase in non-GAAP gross profit was primarily due to higher shipping volumes, company-wide product cost reductions, and higher factory capacity utilization in our legacy PD business, partially offset by unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line.

Research and Development Expenses

Research and development expenses for the second quarter of 2025 were $10.0 million, compared with $9.6 million for the second quarter of 2024, an increase of $0.4 million or 4.2%. Research and development expenses as a percentage of revenues for the second quarter of 2025 and 2024 were 6.9% and 7.1%, respectively. The increase in expenses was primarily driven by increased development activities in both our PD and MSA segments as we continue to invest in our businesses. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2025 were $35.9 million, compared with $35.6 million for the second quarter of 2024, an increase of $0.3 million or 0.8%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2025 and 2024 were 24.6% and 26.3%, respectively. The increase in expenses was primarily driven by a change in our deferred compensation liability and higher incentive compensation, partially offset by a reduction of CD related acquisition costs and the benefits of restructuring actions. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the second quarter of 2025 was $2.5 million, compared with $4.6 million for the second quarter of 2024, a decrease of $2.1 million. The decrease is due to a lower outstanding revolving credit facility balance during the second quarter of 2025 and lower imputed interest expense on our Seller Note from the CD acquisition. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the second quarter of 2025 was $0.9 million, compared with expense of $0.3 million for the second quarter of 2024, a change of $0.6 million. Expense in 2025 and 2024 is primarily due to unfavorable foreign currency exchange rate changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2025 and 2024 was 31.0% and 38.5%, respectively. The ETR from continuing operations for the second quarter of 2025 and 2024 includes discrete items totaling $0.1 million of tax expense. The discrete items impacting the tax provision for 2025 and 2024 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the second quarter of 2025 and 2024 was 30.1% and 37.2%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the second quarter of 2025 and 2024. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the second quarter of 2025 and 2024 was 15.9% and 10.7%, respectively. The non-GAAP ETR from continuing operations includes no discrete impact for the second quarter of 2025 or 2024. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits compared to the prior year.

On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. federal law. As the law was enacted in the third quarter, there is no tax accounting that was recorded in the second quarter. Based on our initial analysis of the law, we do not anticipate the One Big Beautiful Bill Act having a material impact on the financial statements of Knowles in 2025 or subsequent years, but we will continue to assess and model its impact as the year progresses.

Earnings from Continuing Operations

Earnings from continuing operations for the second quarter of 2025 was $7.8 million, compared with $4.8 million for the second quarter of 2024, an improvement of $3.0 million. As described above, the improvement is primarily due to higher gross profit and lower interest expense, partially offset by higher operating expenses, other expense, and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the second quarter of 2025 was $13.8 million, compared with $12.4 million for the second quarter of 2024, an increase of $1.4 million. EBIT margin (EBIT as a percentage of revenues) for the second quarter of 2025 was 9.5%, compared with 9.2% for the second quarter of 2024. The increase in EBIT and EBIT margin was primarily due to higher gross profit, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the second quarter of 2025 was $27.7 million, compared with $25.2 million for the second quarter of 2024, an increase of $2.5 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2025 was 19.0%, compared with 18.6% for the second quarter of 2024. The increase in Adjusted EBIT and Adjusted EBIT margin was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Loss from Discontinued Operations, net

There was no activity for the second quarter of 2025. We recorded a loss of $264.1 million for the second quarter of 2024, primarily driven by goodwill impairment, income tax expense, and additional expenses in connection with the sale of the CMM business, partially offset by a gain on sale of fixed assets. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.09 for the second quarter of 2025, compared with $0.05 for the second quarter of 2024, an improvement of $0.04. As described above, the improvement is primarily due to higher gross profit and lower interest expense, partially offset by higher operating expenses, other expense, and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.24 for the second quarter of 2025, compared with $0.20 for the second quarter of 2024, an improvement of $0.04. As described above, the improvement is primarily due to higher non-GAAP gross profit and lower interest expense, partially offset by higher non-GAAP operating expenses and higher non-GAAP income tax expense.

Results of Operations for the Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

	Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024
Revenues	$278.1	$268.5

Gross profit	$113.9	$111.0
Non-GAAP gross profit	$119.5	$117.7

Earnings from continuing operations before interest and income taxes	$17.3	$17.8
Adjusted earnings from continuing operations before interest and income taxes	$49.4	$48.5

Provision for income taxes	$4.7	$5.0
Non-GAAP provision for income taxes	$6.8	$4.1

Net earnings from continuing operations	$7.4	$3.8
Non-GAAP net earnings from continuing operations	$37.4	$35.4

Earnings per share from continuing operations - diluted	$0.08	$0.04
Non-GAAP diluted earnings per share	$0.41	$0.38

Revenues

Revenues for the six months ended June 30, 2025 were $278.1 million, compared with $268.5 million for the six months ended June 30, 2024, an increase of $9.6 million or 3.6%. MSA revenues increased $7.0 million, primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio and hearing health markets, partially offset by lower average pricing on mature products. PD revenues increased $2.6 million due to higher demand from the medtech and electrification markets as well as higher average pricing, partially offset by lower demand from the industrial and defense markets.

Cost of Goods Sold

COGS for the six months ended June 30, 2025 was $160.1 million, compared with $156.2 million for the six months ended June 30, 2024, an increase of $3.9 million or 2.5%. This increase was primarily due to higher shipping volumes, unfavorable product mix, production inefficiencies in our CD business as we ramp up our specialty film product line, and unfavorable inventory reserve adjustments, partially offset by company-wide product cost reductions and a reduction of CD related acquisition and production transfer costs.

Impairment Charges

During the six months ended June 30, 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements.

Restructuring Charges

During the six months ended June 30, 2025, we recorded restructuring charges of $0.5 million within Gross profit and $2.4 million within Operating expenses related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of the CMM business. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

During the six months ended June 30, 2024, we recorded restructuring charges of $1.3 million within Gross profit and $1.4 million within Operating expenses related to transferring certain capacitors manufacturing to existing facilities to further optimize operations, all within our PD segment. For additional information, refer to Note 7. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2025 was $113.9 million, compared with $111.0 million for the six months ended June 30, 2024, an increase of $2.9 million or 2.6%. Gross profit margin (gross profit as a percentage of revenues) for the six months ended June 30, 2025 was 41.0%, compared with 41.3% for the six months ended June 30, 2024. The increase in gross profit was primarily due to higher shipping volumes, company-wide product cost reductions, a reduction of CD related acquisition and production transfer costs, and lower restructuring charges, partially offset by impairment charges in 2025, unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line. The decrease in gross profit margin is primarily due to impairment charges in 2025, unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line, partially offset by company-wide product cost reductions, a reduction of CD related acquisition and production transfer costs, and lower restructuring charges.

Non-GAAP gross profit for the six months ended June 30, 2025 was $119.5 million, compared with $117.7 million for the six months ended June 30, 2024, an increase of $1.8 million or 1.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the six months ended June 30, 2025 was 43.0%, compared with 43.8% for the six months ended June 30, 2024. The increase in non-GAAP gross profit was primarily due to higher shipping volumes and company-wide product cost reductions, partially offset by unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line. The decrease in non-GAAP gross profit margin is primarily due to unfavorable product mix, unfavorable inventory reserve adjustments, and production inefficiencies in our CD business as we ramp up our specialty film product line, partially offset by company-wide product cost reductions.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 were $19.7 million, compared with $19.0 million for the six months ended June 30, 2024, an increase of $0.7 million or 3.7%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2025 and 2024 was 7.1%. The increase in expenses was primarily driven by increased development activities in both our MSA and PD segments as we continue to invest in our businesses.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2025 were $73.1 million, compared with $72.9 million for the six months ended June 30, 2024, an increase of $0.2 million or 0.3%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2025 and 2024 were 26.3% and 27.2%, respectively. The increase in expenses was primarily driven by the acceleration of stock-based compensation expense for employees who are nearing or have reached retirement eligibility and higher incentive compensation, partially offset by the benefits of restructuring actions, a reduction of CD related acquisition costs, and reduced intangible amortization costs. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the six months ended June 30, 2025 was $5.2 million, compared with $9.0 million for the six months ended June 30, 2024, a decrease of $3.8 million. The decrease is due to a lower outstanding revolving credit facility balance during the six months ended June 30, 2025 and lower imputed interest expense on our Seller Note from the CD acquisition. For additional information on borrowings and interest expense, refer to Note 8. Borrowings to our Consolidated Financial Statements.

Other Expense (Income), net

Other expense for the six months ended June 30, 2025 was $1.4 million, compared with income of $0.1 million for the six months ended June 30, 2024, a change of $1.5 million. Expense for the six months ended June 30, 2025 primarily represents unfavorable foreign currency changes, partially offset by unrealized gains in our investment balances. Income in the six months ended June 30, 2024 primarily represents unrealized gains in our investment balances, partially offset by unfavorable foreign currency changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the six months ended June 30, 2025 and 2024 was 38.8% and 56.8%, respectively. The ETR from continuing operations for the six months ended June 30, 2025 and 2024 includes discrete items totaling $0.3 million of tax benefit and $0.5 million of tax expense, respectively. The discrete items impacting the tax provision for 2025 and 2024 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2025 and 2024 was 41.3% and 51.1%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the six months ended June 30, 2025 and 2024. The change in the ETR was mainly due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2025 and 2024 was 15.4% and 10.4%, respectively. The non-GAAP ETR from continuing operations includes no discrete impact for the six months ended June 30, 2025 and 2024. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits compared to the prior year.

Earnings from Continuing Operations

Earnings from continuing operations for the six months ended June 30, 2025 was $7.4 million, compared with $3.8 million for the six months ended June 30, 2024, an improvement of $3.6 million. As described above, the improvement is primarily due to lower interest expense and higher gross profit, partially offset by higher operating expenses and other expense in the six months ended June 30, 2025 compared to other income for the six months ended June 30, 2024.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT for the six months ended June 30, 2025 was $17.3 million, compared with $17.8 million for the six months ended June 30, 2024, a decrease of $0.5 million. EBIT margin for the six months ended June 30, 2025 was 6.2%, compared with 6.6% for the six months ended June 30, 2024. The decrease in EBIT was primarily due to higher operating and other expenses, partially offset by higher gross profit. The decrease in EBIT margin was primarily due to higher operating expenses, increased other expenses, and lower gross profit margin.

Adjusted EBIT from continuing operations for the six months ended June 30, 2025 was $49.4 million, compared with $48.5 million for the six months ended June 30, 2024, an increase of $0.9 million. Adjusted EBIT margin for the six months ended June 30, 2025 was 17.8%, compared with 18.1% for the six months ended June 30, 2024. The increase in Adjusted EBIT was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses. The decrease in Adjusted EBIT margin was primarily driven by higher non-GAAP operating expenses and lower gross profit margin.

Loss from Discontinued Operations, net

Loss from discontinued operations for the six months ended June 30, 2025 was $1.6 million, compared with a loss of $260.6 million for the six months ended June 30, 2024, an increase of $259.0 million. Loss from discontinued operations for the six months ended June 30, 2025 was primarily driven by unfavorable working capital adjustments. Loss from discontinued operations for the six months ended June 30, 2024 was primarily driven by goodwill impairment, income tax expense, and additional expenses in connection with the sale of the CMM business, partially offset by the gain on sale of technology and gain on sale of fixed assets. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.08 for the six months ended June 30, 2025, compared with earnings of $0.04 for the six months ended June 30, 2024, an improvement of $0.04. As described above, the improvement is primarily due to lower interest and income tax expense, partially offset by higher operating expenses and other expense in the six months ended June 30, 2025 compared to other income for the six months ended June 30, 2024.

Non-GAAP diluted earnings per share from continuing operations was $0.41 for the six months ended June 30, 2025 and $0.38 for the six months ended June 30, 2024, an improvement of $0.03. As described above, the improvement is primarily due to lower interest expense and higher non-GAAP gross profit, partially offset by higher non-GAAP income tax expense and non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Gross profit	$60.6	$57.8	$113.9	$111.0
Stock-based compensation expense	0.3	0.4	0.8	0.8
Impairment charges	3.6	—	3.6	—
Restructuring charges	—	0.3	0.5	1.3
Production transfer costs (2)	0.2	0.7	0.3	1.5
Acquisition-related costs (3)	—	0.6	—	2.0
Transition services credit (4)	(0.2)	—	(0.4)	—
Other (5)	—	—	0.8	1.1
Non-GAAP gross profit	$64.5	$59.8	$119.5	$117.7

Net earnings from continuing operations	$7.8	$4.8	$7.4	$3.8
Interest expense, net	2.5	4.6	5.2	9.0
Provision for income taxes	3.5	3.0	4.7	5.0
Earnings from continuing operations before interest and income taxes	13.8	12.4	17.3	17.8
Stock-based compensation expense	6.3	5.9	16.5	11.0
Intangibles amortization expense	4.1	4.2	8.1	8.6
Impairment charges	3.6	—	3.6	—
Restructuring charges	—	0.2	2.9	2.7
Production transfer costs (2)	0.2	0.8	0.4	1.6
Acquisition-related costs (3)	0.2	2.0	0.7	6.2
Transition services credit (4)	(0.5)	—	(1.2)	—
Other (5)	—	(0.3)	1.1	0.6
Adjusted earnings from continuing operations before interest and income taxes	$27.7	$25.2	$49.4	$48.5

Provision for income taxes	$3.5	$3.0	$4.7	$5.0
Income tax effects of non-GAAP reconciling adjustments (6)	0.5	(0.8)	2.1	(0.9)
Non-GAAP provision for income taxes	$4.0	$2.2	$6.8	$4.1

Net earnings from continuing operations	$7.8	$4.8	$7.4	$3.8
Non-GAAP reconciling adjustments (7)	13.9	12.8	32.1	30.7
Income tax effects of non-GAAP reconciling adjustments (6)	0.5	(0.8)	2.1	(0.9)
Non-GAAP net earnings	$21.2	$18.4	$37.4	$35.4

Diluted earnings per share from continuing operations	$0.09	$0.05	$0.08	$0.04
Earnings per share non-GAAP reconciling adjustment (8)	0.15	0.15	0.33	0.34
Non-GAAP diluted earnings per share	$0.24	$0.20	$0.41	$0.38

Diluted average shares outstanding	87.6	89.9	88.3	90.4
Non-GAAP adjustment (9)	2.2	3.3	1.9	2.6
Non-GAAP diluted average shares outstanding (9)	89.8	93.2	90.2	93.0

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

Segment Results of Operations for the Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

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

Precision Devices

	Three Months Ended June 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$78.5		$74.1

Earnings from continuing operations before interest and income taxes	$8.2	10.4%	$4.2	5.7%
Stock-based compensation expense	1.2		0.7
Intangibles amortization expense	4.1		4.2
Restructuring charges	—		0.2
Production transfer costs (1)	0.2		0.8
Acquisition-related costs (2)	0.2		1.7
Adjusted earnings from continuing operations before interest and income taxes	$13.9	17.7%	$11.8	15.9%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration.

Revenues

PD revenues were $78.5 million for the second quarter of 2025, compared with $74.1 million for the second quarter of 2024, an increase of $4.4 million or 5.9%. Revenues increased due to higher demand in the electrification and defense markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $8.2 million for the second quarter of 2025, compared with $4.2 million for the second quarter of 2024, an increase of $4.0 million. EBIT margin for the second quarter of 2025 was 10.4%, compared to 5.7% for the second quarter of 2024. The increases were due to higher gross profit primarily driven by higher shipping volumes, increased factory capacity utilization in our legacy PD business, product cost reductions, a reduction of CD related acquisition and production transfer costs, and higher average pricing, partially offset by production inefficiencies in our CD business as we ramp up our specialty film product line, unfavorable product mix, and unfavorable inventory reserve adjustments.

PD Adjusted EBIT was $13.9 million for the second quarter of 2025, compared with $11.8 million for the second quarter of 2024, an increase of $2.1 million. Adjusted EBIT margin for the second quarter of 2025 was 17.7%, compared with 15.9% for the second quarter of 2024. The increases were due to higher non-GAAP gross profit. The non-GAAP gross profit increase was driven by higher shipping volumes, increased factory capacity utilization in our legacy PD business, product cost reductions, and higher average pricing, partially offset by production inefficiencies in our CD business as we ramp up our specialty film product line, unfavorable product mix, and unfavorable inventory reserve adjustments.

MedTech & Specialty Audio

	Three Months Ended June 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$67.4		$61.1

Earnings from continuing operations before interest and income taxes	$21.0	31.2%	$24.1	39.4%
Stock-based compensation expense	1.5		1.0
Impairment charges	3.6		—
Adjusted earnings from continuing operations before interest and income taxes	$26.1	38.7%	$25.1	41.1%

Revenues

MSA revenues were $67.4 million for the second quarter of 2025, compared with $61.1 million for the second quarter of 2024, an increase of $6.3 million or 10.3%. Revenues increased primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio and hearing health markets, partially offset by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $21.0 million for the second quarter of 2025, compared with $24.1 million for the second quarter of 2024, a decrease of $3.1 million. EBIT margin for the second quarter of 2025 was 31.2%, compared with 39.4% for the second quarter of 2024. The decreases were primarily due to lower gross profit and higher operating expenses. The gross profit decrease was primarily due to impairment charges recorded in the second quarter of 2025, lower average pricing on mature products, unfavorable product mix, higher factory costs, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by higher shipping volumes. The increase in operating expenses was primarily driven by higher stock-based compensation and legal costs.

MSA Adjusted EBIT was $26.1 million for the second quarter of 2025, compared with $25.1 million for the second quarter of 2024, an increase of $1.0 million. Adjusted EBIT margin for the second quarter of 2025 was 38.7%, compared to 41.1% for the second quarter of 2024. The increase in adjusted EBIT was primarily due to higher non-GAAP gross profit driven by higher shipping volumes, partially offset by lower average pricing on mature products, unfavorable product mix, and higher factory costs. The decrease in Adjusted EBIT margin was primarily due to lower average pricing on mature products, unfavorable product mix, higher factory costs, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant.

Segment Results of Operations for the Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Precision Devices

	Six Months Ended June 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$151.0		$148.4

Earnings before interest and income taxes	$11.4	7.5%	$2.1	1.4%
Stock-based compensation expense	2.6		0.8
Intangibles amortization expense	8.1		8.6
Restructuring charges	1.4		2.7
Production transfer costs (1)	0.4		1.6
Acquisition-related costs (2)	0.7		5.3
Other	—		0.5
Adjusted earnings before interest and income taxes	$24.6	16.3%	$21.6	14.6%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $151.0 million for the six months ended June 30, 2025, compared with $148.4 million for the six months ended June 30, 2024, an increase of $2.6 million or 1.8%. Revenues increased due to higher demand from the medtech and electrification markets, as well as higher average pricing, partially offset by lower demand from the industrial and defense markets.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $11.4 million for the six months ended June 30, 2025, compared with $2.1 million for the six months ended June 30, 2024, an increase of $9.3 million. EBIT margin for the six months ended June 30, 2025 was 7.5%, compared to 1.4% for six months ended June 30, 2024. The increases were primarily due to higher gross profit and lower operating expenses. The gross profit increase was primarily driven by product cost reductions, lower CD related acquisition and production transfer costs, increased factory capacity utilization in our legacy PD business, reduced restructuring charges, and higher average pricing, partially offset by production inefficiencies in our CD business as we ramp up our specialty film product line, unfavorable product mix, and unfavorable inventory reserve adjustments. The decrease in operating expenses was primarily driven by the benefits of restructuring actions, a reduction of CD acquisition related costs, and lower intangible amortization costs, partially offset by higher stock-based compensation.

PD Adjusted EBIT was $24.6 million for the six months ended June 30, 2025, compared with $21.6 million for the six months ended June 30, 2024, an increase of $3.0 million. Adjusted EBIT margin for the six months ended June 30, 2025 was 16.3%, compared with 14.6% for the six months ended June 30, 2024. The increases were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses. The non-GAAP gross profit increase was primarily driven by product cost reductions, increased factory capacity utilization in our legacy PD business, and higher average pricing, partially offset by production inefficiencies in our CD business as we ramp up our specialty film product line, unfavorable product mix, and unfavorable inventory reserve adjustments. The decrease in non-GAAP operating expenses was primarily driven by the benefits of restructuring actions.

MedTech & Specialty Audio

	Six Months Ended June 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$127.1		$120.1

Earnings before interest and income taxes	$40.3	31.7%	$46.9	39.1%
Stock-based compensation expense	3.2		2.0
Impairment charges	3.6		—
Restructuring charges	0.3		—
Adjusted earnings before interest and income taxes	$47.4	37.3%	$48.9	40.7%

Revenues

MSA revenues were $127.1 million for the six months ended June 30, 2025, compared with $120.1 million for the six months ended June 30, 2024, an increase of $7.0 million or 5.8%. Revenues increased primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio and hearing health markets, partially offset by lower average pricing on mature products.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $40.3 million for the six months ended June 30, 2025, compared with $46.9 million for the six months ended June 30, 2024, a decrease of $6.6 million or 14.1%. EBIT margin for the six months ended June 30, 2025 was 31.7%, compared with 39.1% for the six months ended June 30, 2024. The decreases were primarily due to lower gross profit and higher operating expenses. The gross profit decrease was primarily due to impairment charges recorded in the second quarter of 2025, lower average pricing on mature products, unfavorable product mix, higher factory costs, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by higher shipping volumes. The increase in operating expenses was primarily driven by higher stock-based compensation and legal costs.

MSA Adjusted EBIT was $47.4 million for the six months ended June 30, 2025, compared with $48.9 million for the six months ended June 30, 2024, a decrease of $1.5 million. Adjusted EBIT margin for the six months ended June 30, 2025 was 37.3%, compared to 40.7% for the six months ended June 30, 2024. The decreases were primarily due to lower non-GAAP gross profit and higher non-GAAP operating expenses. The decrease in non-GAAP gross profit was primarily due to lower average pricing on mature products, unfavorable product mix, higher factory costs, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by higher shipping volumes. The increase in non-GAAP operating expenses was primarily driven by higher legal costs.

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

Due to the global nature of our operations, a portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $103.2 million and $130.1 million at June 30, 2025 and December 31, 2024, respectively. Of these amounts, cash held by our non-U.S. operations totaled $31.8 million and $92.4 million as of June 30, 2025 and December 31, 2024, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value. At June 30, 2025, we have $159.0 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2025 and 2024, the Company repurchased 2,182,462 and 1,432,989 shares of common stock, respectively, for a total of $35.0 million and $25.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash flows provided by (used in):
Operating activities	$37.7	$42.2
Investing activities	(8.6)	0.6
Financing activities	(56.5)	(46.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)
Net decrease in cash and cash equivalents	$(26.9)	$(3.3)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. Excluding non-cash items, the decrease in cash provided by operating activities in 2025 is primarily due to $29.3 million of payments to settle supplier obligations and separation costs related to the CMM business and higher restructuring payments, partially offset by customer prepayments of $19.8 million and lower incentive compensation payments.

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

Financing Activities

Cash used in financing activities during 2025 was primarily related to $35.0 million of repurchases of common stock, $15.0 million of payments on the revolving credit facility, and $6.9 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $0.6 million from the exercise of options. Cash used in financing activities during 2024 was primarily related to $25.0 million of repurchases of common stock, $14.0 million of net payments on the revolving credit facility, and $5.9 million payment of taxes related to net share settlement of equity awards.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$37.7	$42.2
Less: amounts utilized by discontinued operations	29.3	0.2
Non-GAAP net cash attributable to continuing operations	67.0	42.4

Capital expenditures	(9.1)	(6.6)
Less: amounts attributable to discontinued operations	—	0.7
Non-GAAP capital expenditures attributable to continuing operations	(9.1)	(5.9)

Non-GAAP net cash attributable to continuing operations	67.0	42.4
Non-GAAP capital expenditures attributable to continuing operations	(9.1)	(5.9)
Adjusted free cash flow	$57.9	$36.5
Adjusted free cash flow as a % of revenues	20.8%	13.6%

In 2025 we generated adjusted free cash flow of $57.9 compared to adjusted free cash flow of $36.5 million in 2024. The increase in adjusted free cash flow in 2025 was primarily due to customer prepayments of $19.8 million and lower incentive compensation payments, partially offset by higher restructuring payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of our exposure to market risk as of December 31, 2024, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended June 30, 2025:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
April 2025	702,765	$14.23	702,765	$179.0
May 2025	514,416	$16.68	514,416	$170.4
June 2025	664,513	$17.19	664,513	$159.0
Total Activity	1,881,694	$15.94	1,881,694

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

During the quarter ended June 30, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 29, 2025	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)