Form 10-Q
period 2025-09-30
Knowles Corp
filed 2025-10-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 24, 2025 was 85,151,884.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$152.9	$142.5	$431.0	$411.0
Cost of goods sold	82.8	79.5	242.9	235.7
Impairment charges	—	—	3.6	—
Restructuring charges - cost of goods sold	0.2	0.1	0.7	1.4
Gross profit	69.9	62.9	183.8	173.9
Research and development expenses	10.0	10.2	29.7	29.2
Selling and administrative expenses	34.0	33.9	107.1	106.8
Restructuring charges	0.1	0.1	2.5	1.5
Operating expenses	44.1	44.2	139.3	137.5
Operating earnings	25.8	18.7	44.5	36.4
Interest expense, net	2.3	3.9	7.5	12.9
Other expense, net	1.2	2.6	2.6	2.5
Earnings before income taxes and discontinued operations	22.3	12.2	34.4	21.0
Provision for income taxes	4.3	3.0	9.0	8.0
Earnings from continuing operations	18.0	9.2	25.4	13.0
Loss from discontinued operations, net	(0.6)	(8.7)	(2.2)	(269.3)
Net earnings (loss)	$17.4	$0.5	$23.2	$(256.3)

Earnings per share from continuing operations:
Basic	$0.21	$0.10	$0.29	$0.15
Diluted	$0.21	$0.10	$0.29	$0.14

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.09)	$(0.02)	$(3.02)
Diluted	$(0.01)	$(0.09)	$(0.03)	$(2.98)

Net earnings (loss) per share:
Basic	$0.20	$0.01	$0.27	$(2.87)
Diluted	$0.20	$0.01	$0.26	$(2.84)

Weighted-average common shares outstanding:
Basic	85.8	88.7	86.8	89.2
Diluted	87.3	89.7	88.1	90.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings (loss)	$17.4	$0.5	$23.2	$(256.3)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	0.4	17.1	6.5	10.5

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	0.3	0.4	0.6
Net change in employee benefit plans	0.1	0.3	0.4	0.6

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(0.6)	2.5	1.9	(0.1)
Net (gains) losses reclassified into earnings	(0.3)	(0.2)	0.1	1.1
Total cash flow hedges	(0.9)	2.3	2.0	1.0

Other comprehensive (loss) earnings, net of tax	(0.4)	19.7	8.9	12.1

Comprehensive earnings (loss)	$17.0	$20.2	$32.1	$(244.2)

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$92.5	$130.1
Receivables, net of allowances of $0.1	107.7	105.0
Inventories	123.9	118.0
Prepaid and other current assets	10.1	8.3
Total current assets	334.2	361.4
Property, plant, and equipment, net	130.9	130.1
Goodwill	270.2	269.8
Intangible assets, net	145.3	157.4
Operating lease right-of-use assets	19.7	8.6
Investment in affiliate	77.2	77.2
Other assets and deferred charges	110.7	113.7
Total assets	$1,088.2	$1,118.2

Current liabilities:
Current maturities of long-term debt	$72.3	$68.5
Accounts payable	41.2	58.5
Accrued compensation and employee benefits	26.3	29.4
Operating lease liabilities	3.8	3.9
Other accrued expenses	25.3	33.6
Federal and other taxes on income	7.1	3.7
Total current liabilities	176.0	197.6
Long-term debt	104.0	134.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	16.9	5.8
Other liabilities	38.4	23.7
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 99,464,987 and 85,151,884 shares issued and outstanding at September 30, 2025, respectively, and 98,551,188 and 87,358,659 shares issued and outstanding at December 31, 2024, respectively	1.0	1.0
Treasury stock - at cost; 14,313,103 and 11,192,529 shares at September 30, 2025 and December 31, 2024, respectively	(260.7)	(205.2)
Additional paid-in capital	1,731.1	1,711.9
Accumulated deficit	(590.4)	(613.6)
Accumulated other comprehensive loss	(129.2)	(138.1)
Total stockholders' equity	751.8	756.0
Total liabilities and stockholders' equity	$1,088.2	$1,118.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1
Net earnings	—	—	—	—	—	17.4	—	17.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	—	—	(938,112)	(20.0)	—	—	—	(20.0)
Excise tax on repurchase of common stock	—	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	—	—	5.9	—	—	5.9
Exercise of stock options	197,758	—	—	—	3.3	—	—	3.3
Restricted stock unit settlement, net of tax	4,632	—	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2025	99,464,987	$1.0	(14,313,103)	$(260.7)	$1,731.1	$(590.4)	$(129.2)	$751.8

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2024	98,031,163	$1.0	(9,637,821)	$(176.3)	$1,698.3	$(632.6)	$(137.4)	$753.0
Net earnings	—	—	—	—	—	0.5	—	0.5
Other comprehensive earnings, net of tax	—	—	—	—	—	—	19.7	19.7
Repurchase of common stock	—	—	(253,264)	(4.5)	—	—	—	(4.5)
Stock-based compensation expense	—	—	—	—	7.3	—	—	7.3
Exercise of stock options	136,588	—	—	—	1.9	—	—	1.9
Restricted stock unit settlement, net of tax	103,836	—	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2024	98,271,587	$1.0	(9,891,085)	$(180.8)	$1,707.0	$(632.1)	$(117.7)	$777.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net earnings	—	—	—	—	—	23.2	—	23.2
Other comprehensive earnings, net of tax	—	—	—	—	—	—	8.9	8.9
Repurchase of common stock	—	—	(3,120,574)	(55.0)	—	—	—	(55.0)
Excise tax on repurchase of common stock	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	—	—	—	22.4	—	—	22.4
Exercise of stock options	241,118	—	—	—	3.9	—	—	3.9
Restricted and performance stock unit settlement, net of tax	672,681	—	—	—	(7.1)	—	—	(7.1)
Balance at September 30, 2025	99,464,987	$1.0	(14,313,103)	$(260.7)	$1,731.1	$(590.4)	$(129.2)	$751.8

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1
Net loss	—	—	—	—	—	(256.3)	—	(256.3)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	12.1	12.1
Repurchase of common stock	—	—	(1,686,253)	(29.5)	—	—	—	(29.5)
Excise tax on repurchase of common stock	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	—	—	—	21.4	—	—	21.4
Exercise of stock options	146,913	—	—	—	2.1	—	—	2.1
Restricted and performance stock unit settlement, net of tax	826,971	—	—	—	(6.4)	—	—	(6.4)
Balance at September 30, 2024	98,271,587	$1.0	(9,891,085)	$(180.8)	$1,707.0	$(632.1)	$(117.7)	777.4

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net earnings (loss)	$23.2	$(256.3)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Goodwill impairment	—	262.5
Depreciation and amortization	27.1	40.7
Stock-based compensation	22.4	21.4
Deferred income taxes	4.3	0.7
Non-cash interest expense and amortization of debt issuance costs	4.2	6.4
Fixed asset impairment	3.6	—
Loss on sale of business	1.6	2.3
Non-cash restructuring charges	—	0.3
Loss (gain) on sale of fixed assets	0.1	(1.1)
Gain on sale of technology	—	(7.2)
Other, net	5.2	7.4
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(3.8)	(8.4)
Inventories	(4.8)	11.2
Prepaid and other current assets	(1.5)	(0.3)
Accounts payable	(20.8)	5.8
Accrued compensation and employee benefits	(3.4)	3.5
Other accrued expenses	(7.8)	(3.1)
Accrued taxes	3.2	15.3
Other non-current assets and non-current liabilities	14.0	(6.1)
Net cash provided by operating activities	66.8	95.0

Investing Activities
Proceeds from the sale of technology	—	7.2
Capital expenditures	(16.8)	(10.3)
Purchase of investments	(1.6)	(0.5)
Proceeds from the sale of investments	1.6	0.5
Proceeds from seller loan repayment	0.5	—
Net cash used in investing activities	(16.3)	(3.1)

Financing Activities
Repurchase of common stock	(55.0)	(29.5)
Payments under revolving credit facility	(30.0)	(130.0)
Borrowings under revolving credit facility	—	78.0
Tax on restricted and performance stock unit vesting and stock option exercises	(7.1)	(6.4)
Payments of finance lease obligations	(0.4)	(1.4)
Proceeds from exercise of stock options	3.9	2.1
Net cash used in financing activities	(88.6)	(87.2)

Effect of exchange rate changes on cash and cash equivalents	0.5	0.6

Net (decrease) increase in cash and cash equivalents	(37.6)	5.3
Cash and cash equivalents at beginning of period	130.1	87.3
Cash and cash equivalents at end of period	$92.5	$92.6

Supplemental information - cash paid for:
Income taxes	$7.5	$8.3
Interest	$6.2	$9.7

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Background - Knowles Corporation (NYSE:KN) is a leading manufacturer of specialty electronic components. The Company designs parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, the Company enables businesses to succeed in the most demanding applications across medtech, defense, and industrial markets. Knowles high performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, balanced armature speakers, and miniaturization products enable and enhance the performance of customer products. The Company's focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise enable it to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

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

On December 27, 2024, the Company completed the sale of the Consumer MEMS Microphones ("CMM") segment to Syntiant Corp. ("Syntiant"). See Note 3. Discontinued Operations for additional information related to this transaction. The results of operations for CMM have been classified as discontinued operations for all periods presented.

Corrections of Errors - During the nine months ended September 30, 2025, the Company identified an error in its historical financial results related to stock-based compensation expense for those individuals that are nearing or have reached retirement eligibility as defined by the equity compensation plan. This error resulted in the understatement of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022. During the nine months ended September 30, 2025, the Company corrected its stock-based compensation expense, which resulted in increases to Selling and administrative expenses of $0.9 million, Research and development expenses of $0.1 million, and Cost of goods sold of $0.1 million. This correction decreased Earnings before income taxes and discontinued operations and Earnings from continuing operations by $1.1 million and $1.0 million, respectively, for the nine months ended September 30, 2025.

In addition, during the nine months ended September 30, 2025, the Company identified an error in its historical financial results related to working capital adjustments and costs associated with the disposal of CMM in the fourth quarter of 2024. This error resulted in the overstatement of the gain on disposal of business reflected in Loss from discontinued operations, net during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company corrected this error, resulting in an increase to Loss from discontinued operations, net of $1.3 million.

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
(unaudited)

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increased to 13.0%. The balance of this note was $5.9 million and $6.4 million as of September 30, 2025 and December 31, 2024, respectively, and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million, which it may apply to specified separation costs post-closing. The balance of the separation credit was $6.2 million and $13.5 million at September 30, 2025 and December 31, 2024, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. As the balance of the separation credit is now below the $6.5 million contractual threshold, future costs will be shared equally by the Company and Syntiant.

The Company leases portions of its facilities to Syntiant, for which lease payments to date of $2.6 million have been applied to the separation credit. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled $5.2 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively.

The Company recognized revenue totaling $4.4 million and $12.7 million during the three and nine months ended September 30, 2025, respectively, related to transactions with Syntiant. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $4.0 million and $1.8 million due from Syntiant at September 30, 2025 and December 31, 2024, respectively, related to these sales transactions and amounts related to the sale of CMM.

In 2025 the Company engaged with Syntiant to sell certain machinery and equipment associated with the MedTech & Specialty Audio segment for a nominal selling price. The Company recorded an impairment charge of $3.6 million for the nine months ended September 30, 2025 to write down the carrying value of these assets to fair value based on the selling price.

Share Repurchase Program - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, the Company announced that its Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value, for a total of $400.0 million of aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock.

During the nine months ended September 30, 2025 and 2024, the Company repurchased 3,120,574 and 1,686,253 shares of common stock for a total of $55.0 million and $29.5 million, respectively. At September 30, 2025, the Company had $139.0 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the nine months ended September 30, 2025 and 2024 were $15.6 million and $0.6 million, respectively. The 2024 amount reflects both continuing and discontinued operations.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2025 and 2024 were $3.4 million and $1.0 million, respectively. The 2024 amount reflects both continuing and discontinued operations. These non-cash amounts are not reflected as "Capital expenditures" within Investing Activities on the Consolidated Statements of Cash Flows for the respective periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FAB") issued Accounting Standards Update ("ASU") 2023-07 to expand reportable segment disclosure requirements. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Additionally, this standard requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company retroactively adopted this standard beginning with its annual reporting for the year ended December 31, 2024 and its interim reporting for the three months ended March 31, 2025. See Note 15. Segment Information.

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

3. Discontinued Operations

On December 27, 2024, the Company completed the sale of the CMM segment to Syntiant. The total consideration for this transaction was approximately $141.9 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment is still being finalized and is subject to change. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. The Company incurred costs to sell related to this transaction of $5.8 million.

As part of its post-transaction review, the Company recorded net adjustments of $1.6 million to the loss on disposal of CMM during the nine months ended September 30, 2025. This amount includes losses of $1.8 million ($1.3 million, net of tax) related to working capital adjustments and costs associated with the transaction that occurred in the fourth quarter of 2024, but were not recorded at that time. See also Note 1. Basis of Presentation.

The disposition of CMM meets the criteria described in ASC 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has reclassified the results of operations of CMM to discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Results of the Company’s discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues	$—	$72.8	$—	$208.9
Cost of goods sold	—	53.4	—	154.1
Gain on sale of fixed assets	—	—	—	(1.1)
Gross profit	—	19.4	—	55.9
Research and development expenses	—	10.1	0.4	32.6
Selling and administrative expenses	—	7.0	0.4	20.6
Goodwill impairment	—	13.1	—	262.5
Operating expenses	—	30.2	0.8	315.7
Operating loss	—	(10.8)	(0.8)	(259.8)
Loss on disposal of business	—	2.3	1.6	2.3
Gain on sale of technology, net	—	—	—	(5.4)
Loss from discontinued operations before taxes	—	(13.1)	(2.4)	(256.7)
Provision for (benefit from) income taxes	0.6	(4.4)	(0.2)	12.6
Loss from discontinued operations, net	$(0.6)	$(8.7)	$(2.2)	$(269.3)

During the three and nine months ended September 30, 2024, the Company recorded goodwill impairment charges of $13.1 million and $262.5 million, respectively, to write down the carrying value of CMM to its fair value. In addition, the Company recorded an impairment charge of $2.3 million during the three and nine months ended September 30, 2024 to write down the carrying value of CMM to its fair value less costs to sell. This impairment is reflected as "Loss on disposal of business" in the results of discontinued operations above.

During the nine months ended September 30, 2024, the Company sold certain technology related to CMM to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the nine months ended September 30, 2024. This gain is reflected as “Gain on sale of technology, net” in the results of discontinued operations above.

In 2023, the Company entered into an agreement to sell certain of its machinery and equipment related to CMM to a third party for total proceeds of $11.4 million, which were received in their entirety in 2023. During the nine months ended September 30, 2024, the Company recorded an additional gain on sale of these assets of approximately $1.1 million as a result of changing its estimate on the amount owed to the third party. This gain is reflected as "Gain on sale of fixed assets" in the results of discontinued operations above.

As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation	$—	$2.6	$—	$8.1
Amortization of intangible assets	—	1.5	—	4.5
Capital expenditures	—	0.2	—	0.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories

The following table details the major components of inventories:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$97.9	$94.2
Work in progress	28.8	26.1
Finished goods	43.5	35.5
Subtotal	170.2	155.8
Less reserves	(46.3)	(37.8)
Total	$123.9	$118.0

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2025	December 31, 2024
Land	$14.1	$14.1
Buildings and improvements	98.7	117.2
Machinery, equipment, and other	281.3	276.7
Subtotal	394.1	408.0
Less accumulated depreciation	(263.2)	(277.9)
Total	$130.9	$130.1

Depreciation expense totaled $5.0 million for both the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024 depreciation expense totaled $15.0 million and $15.3 million, respectively.

During the nine months ended September 30, 2025, the Company recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to its selling price. See also "Transactions with Syntiant" in Note 1. Basis of Presentation.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at December 31, 2024	$132.1	$137.7	$269.8
Foreign currency translation	0.4	—	0.4
Balance at September 30, 2025	$132.5	$137.7	$270.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$2.5	$15.2	$1.7
Customer relationships	118.5	36.5	118.5	27.3
Developed technology	26.3	8.1	26.3	6.0
Other	0.8	0.4	0.8	0.4
Total	160.8	47.5	160.8	35.4
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$145.3		$157.4

Amortization expense totaled $4.0 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024 amortization expense totaled $12.1 million and $12.8 million, respectively. Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2025	$4.1
2026	16.0
2027	16.0
2028	15.2
2029	12.8
2030 and thereafter	49.2
Total	$113.3

7. Other liabilities

The following table details the major components of other liabilities:

(in millions)	September 30, 2025	December 31, 2024
Deferred revenue	$19.8	$—
Deferred compensation	15.3	14.7
Unrecognized tax benefits	2.6	2.5
Long-term finance lease liabilities	0.4	0.4
Restructuring and exit costs	—	4.8
Long-term hedging liability	—	1.0
Other	0.3	0.3
Total	$38.4	$23.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $0.3 million and $3.2 million during the three and nine months ended September 30, 2025, respectively, related to headcount reductions across the Company primarily to rightsize operating expenses subsequent to the sale of CMM. The Company recorded charges of $0.2 million and $0.7 million within Gross profit for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $2.5 million within Operating expenses for the three and nine months ended September 30, 2025, respectively.

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

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Precision Devices	$0.3	$0.2	$1.7	$2.9
MedTech & Specialty Audio	—	—	0.3	—
Corporate	—	—	1.2	—
Total	$0.3	$0.2	$3.2	$2.9

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at December 31, 2024	$0.4	$9.4	$9.8
Restructuring charges	3.2	—	3.2
Payments	(2.3)	(4.9)	(7.2)
Other, including foreign currency	—	0.6	0.6
Balance at September 30, 2025	$1.3	$5.1	$6.4
(1) All accruals for Severance Pay and Benefits are reflected within Other accrued expenses on the Consolidated Balance Sheet.
(2) Accruals for Contract Termination and Other Costs of $5.1 million and $4.6 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024, respectively. The remaining balances are reflected within Other liabilities.

The severance and restructuring accruals are recorded in the following line item on the Consolidated Balance Sheets:

(in millions)	September 30, 2025	December 31, 2024
Other accrued expenses	$6.4	$5.0
Other liabilities	—	4.8
Total	$6.4	$9.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Borrowings

Borrowings consist of the following:

(in millions)	September 30, 2025	December 31, 2024
$400.0 million Revolving Credit Facility	$104.0	$134.0
Seller Note	72.3	68.5
Total	176.3	202.5
Less current maturities of Seller Note	72.3	68.5
Total long-term debt	$104.0	$134.0

Total debt principal payments over the next five years are as follows:

(in millions)
Q4 2025	$72.7
2026	—
2027	—
2028	104.0
2029	—

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
(unaudited)

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At September 30, 2025, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 6.18% and 7.24% for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average commitment fee on the revolving line of credit was 0.25% and 0.26% for the nine months ended September 30, 2025 and 2024, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million balance is due and payable in cash on November 1, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.3 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized imputed interest expense on the Seller Note of approximately $3.8 million and $6.0 million, respectively.

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
(unaudited)

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended
	September 30, 2025			September 30, 2024
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$0.4	$—	$0.4	$17.1	$—	$17.1
Employee benefit plans	0.1	—	0.1	0.2	0.1	0.3
Changes in fair value of cash flow hedges	(0.9)	—	(0.9)	2.7	(0.4)	2.3
Total other comprehensive (loss) earnings	$(0.4)	$—	$(0.4)	$20.0	$(0.3)	$19.7

	Nine Months Ended
	September 30, 2025			September 30, 2024
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$6.5	$—	$6.5	$10.5	$—	$10.5
Employee benefit plans	0.2	0.2	0.4	0.5	0.1	0.6
Changes in fair value of cash flow hedges	2.0	—	2.0	1.2	(0.2)	1.0
Total other comprehensive earnings	$8.7	$0.2	$8.9	$12.2	$(0.1)	$12.1

The following tables summarize the changes in balances of each component of accumulated other comprehensive (loss) earnings, net of tax during the nine months ended September 30, 2025 and 2024:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	2.0	0.4	6.5	8.9
Balance at September 30, 2025	$(0.1)	$(16.5)	$(112.6)	$(129.2)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2023	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive earnings, net of tax	1.0	0.6	10.5	12.1
Balance at September 30, 2024	$0.3	$(15.6)	$(102.4)	$(117.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2025	2024
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.1	$0.2
Tax	Provision for income taxes	—	0.1
Net of tax		$0.1	$0.3

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$(0.4)	$(0.2)
Tax	Provision for income taxes	0.1	—
Net of tax		$(0.3)	$(0.2)

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2025	2024
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.2	$0.5
Tax	Provision for income taxes	0.2	0.1
Net of tax		$0.4	$0.6

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.1	$1.4
Tax	Provision for income taxes	—	(0.3)
Net of tax		$0.1	$1.1

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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2025 was 19.3% (inclusive of discrete items totaling $0.2 million of tax expense) and 26.2% (inclusive of discrete items totaling $0.1 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2025 was 18.4% and 26.5%, respectively. The Company's ETR from continuing operations for the three and nine months ended September 30, 2024 was 24.6% (inclusive of discrete items totaling $0.7 million of tax benefit) and 38.1% (inclusive of discrete items totaling $0.3 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2024 were primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2024 was 30.3% and 39.5%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the nine months ended September 30, 2025 and 2024.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total pre-tax stock-based compensation expense (1)	$5.9	$5.8	$22.4	$16.8
Tax benefit	0.2	0.2	3.7	2.6
Total stock-based compensation expense, net of tax	$5.7	$5.6	$18.7	$14.2
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $1.5 million and $4.6 million for the three and nine months ended September 30, 2024.

Stock Options

No stock options were granted during the nine months ended September 30, 2025 and 2024.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	1,161,337	$17.59
Exercised (1)	(390,889)	16.96
Expired	(148,769)	18.54
Outstanding at September 30, 2025	621,679	$17.77	$3.4	1.5

Exercisable at September 30, 2025	621,679	$17.77	$3.4	1.5
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at September 30, 2025.

RSUs

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2025:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	1,819,308	$17.79
Granted	1,047,472	18.04
Vested (1)	(836,588)	18.27
Forfeited	(96,651)	17.51
Unvested at September 30, 2025	1,933,541	$17.73
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of September 30, 2025, the Company had $20.2 million of unrecognized compensation expense related to its RSUs that it expects to recognize over a weighted-average period of 1.6 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

PSUs

The Company grants performance share units (“PSUs”) to senior management. In each case, the awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company will ratably recognize the expense over the applicable service period for each grant of PSUs. The fair value of PSUs is determined by using a Monte Carlo simulation. For the awards granted in February 2025, 2024, and 2023, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

On February 18, 2025 the Company granted a special PSU award to its Chief Executive Officer of 81,788 target PSUs with a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals over a potential five-year performance period. If the goals are not met during the initial three-year performance period, it may be extended an additional two years at a reduced payout level. Achievement could range from 0% to 400% of the target number of PSUs. The Company will ratably recognized the expense for this award over the applicable service period and adjust the expense for the expected achievement of performance conditions as necessary.

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2025:

	Share units (1)	Weighted-average grant date fair value
Unvested at December 31, 2024	842,866	$27.25
Granted	455,018	24.08
Vested (2)	(221,616)	29.92
Unvested at September 30, 2025	1,076,268	$25.36
(1) The number of PSUs shown reflects 100% of the target award; actual payouts may differ based on performance.
(2) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

As of September 30, 2025, the Company had $10.6 million of unrecognized compensation expense related to its PSUs that it expects to recognize over a weighted-average period of 1.5 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Earnings from continuing operations	$18.0	$9.2	$25.4	$13.0
Loss from discontinued operations, net	(0.6)	(8.7)	(2.2)	(269.3)
Net earnings (loss)	$17.4	$0.5	$23.2	$(256.3)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.21	$0.10	$0.29	$0.15
Loss from discontinued operations, net	(0.01)	(0.09)	(0.02)	(3.02)
Net earnings (loss)	$0.20	$0.01	$0.27	$(2.87)

Weighted-average shares outstanding	85.8	88.7	86.8	89.2

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.21	$0.10	$0.29	$0.14
Loss from discontinued operations, net	(0.01)	(0.09)	(0.03)	(2.98)
Net earnings (loss)	$0.20	$0.01	$0.26	$(2.84)

Weighted-average shares outstanding (1)	87.3	89.7	88.1	90.2
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For both the three and nine months ended September 30, 2025, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.8 million. For the three and nine months ended September 30, 2024, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.7 million and 1.2 million, respectively.

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
(unaudited)

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2025 and December 31, 2024.

15. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$88.2	$64.7	$152.9
Adjusted cost of goods sold	51.6	30.4	82.0
Adjusted research and development expenses	4.2	4.6	8.8
Adjusted selling and administrative expenses	12.0	3.5	15.5
Other segment items (1)	0.2	—	0.2
Segment adjusted earnings before interest and income taxes	$20.2	$26.2	$46.4
Less:
Corporate expenses			11.9
Stock-based compensation expense			5.9
Intangibles amortization expense			4.0
Restructuring charges			0.3
Production transfer costs			0.6
Acquisition-related costs			(0.1)
Transition services credit			(0.5)
Other (2)			(0.3)
Interest expense, net			2.3
Earnings before income taxes and discontinued operations			$22.3
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$78.8	$63.7	$142.5
Adjusted cost of goods sold	47.3	29.9	77.2
Adjusted research and development expenses	4.3	4.6	8.9
Adjusted selling and administrative expenses	11.1	3.1	14.2
Segment adjusted earnings before interest and income taxes	$16.1	$26.1	$42.2
Less:
Corporate expenses			12.2
Stock-based compensation expense			5.8
Intangibles amortization expense			4.2
Restructuring charges			0.2
Production transfer costs			1.4
Acquisition-related costs			1.3
Other (1)			1.0
Interest expense, net			3.9
Earnings before income taxes and discontinued operations			$12.2
(1)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	Nine Months Ended September 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$239.2	$191.8	$431.0
Adjusted cost of goods sold	146.3	94.3	240.6
Adjusted research and development expenses	12.1	13.7	25.8
Adjusted selling and administrative expenses	35.6	10.4	46.0
Other segment items (1)	0.4	(0.2)	0.2
Segment adjusted earnings before interest and income taxes	$44.8	$73.6	$118.4
Less:
Corporate expenses			34.5
Stock-based compensation expense			22.4
Intangibles amortization expense			12.1
Impairment charges			3.6
Restructuring charges			3.2
Production transfer costs			1.0
Acquisition-related costs			0.6
Transition services credit			(1.7)
Other (2)			0.8
Interest expense, net			7.5
Earnings before income taxes and discontinued operations			$34.4
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$227.2	$183.8	$411.0
Adjusted cost of goods sold	141.3	86.0	227.3
Adjusted research and development expenses	11.9	13.3	25.2
Adjusted selling and administrative expenses	36.2	9.5	45.7
Other segment items (1)	0.1	—	0.1
Segment adjusted earnings before interest and income taxes	$37.7	$75.0	$112.7
Less:
Corporate expenses			34.2
Stock-based compensation expense			16.8
Intangibles amortization expense			12.8
Restructuring charges			2.9
Production transfer costs			3.0
Acquisition-related costs			7.5
Other (2)			1.6
Interest expense, net			12.9
Earnings before income taxes and discontinued operations			$21.0
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	September 30, 2025	December 31, 2024
Precision Devices	$584.2	$619.9
MedTech & Specialty Audio	413.9	410.6
Corporate (1)	90.1	87.7
Total	$1,088.2	$1,118.2
(1)     Corporate assets at both September 30, 2025 and December 31, 2024 include $77.2 million of Syntiant preferred stock received in partial consideration for the sale of CMM on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million and $6.4 million at September 30, 2025 and December 31, 2024, respectively. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled $5.2 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in Asia, North America, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
United States	$66.8	$62.3	$180.8	$178.6
Asia	56.7	50.1	163.2	135.9
Europe	23.9	23.5	72.1	76.6
Other Americas	3.2	3.5	8.1	8.6
Other	2.3	3.1	6.8	11.3
Total	$152.9	$142.5	$431.0	$411.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Receivables, net from contracts with customers were $93.5 million and $89.5 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, our total remaining performance obligations were immaterial.

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

Overview

We are a leading manufacturer of specialty electronic components. We design parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, we enable businesses to succeed in the most demanding applications across medtech, defense, industrial, and electrification markets. Our high performance capacitors, radio frequency ("RF") and microwave filters, advanced medtech microphones, and balanced armature speakers, enhance the performance of our customers products to change, improve, and save lives. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver innovative solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

On December 27, 2024, the Company consummated the sale and assignment of certain assets and liabilities of the Company’s Consumer MEMS Microphones ("CMM") segment to Syntiant Corp. ("Syntiant") for approximately $150.0 million in total consideration, consisting of $70.0 million cash ($58.0 million in net cash received) as adjusted for agreed deductions for indebtedness, and working capital and $80.0 million in Syntiant Series D-2 preferred stock (with a fair value of $77.2 million), par value $0.0001. The Company provided $6.4 million in financing, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. The Company will also share in certain separation costs pursuant to a credit, which Syntiant may apply to specified separation costs post-closing. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

We have reclassified the results of operations and financial position of CMM to discontinued operations for all periods presented. Unless otherwise noted, our results of operations discussed below relate to continuing operations and will be impacted by the CMM divestiture.

This divestiture supports Knowles' continued transformation into an industrial technology company, consisting of its Precision Devices ("PD") and MedTech & Specialty Audio ("MSA") segments, primarily serving the defense, medtech, industrial, and electrification markets. We have incurred some amount of dis-synergies following the sale of CMM due to the reduced size of our company and, as a result, we have undertaken actions to help ensure that our cost structure is appropriate to support our remaining businesses.

As inventory levels in the industrial markets have recently begun to normalize, our Precision Devices segment has experienced increased bookings for the past four quarters. In addition, with bookings increasing we have seen backlog across our capacitor products increase for the past four quarters.

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

Results of Operations for the Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

	Three Months Ended September 30,
(in millions, except per share amounts)	2025	2024
Revenues	$152.9	$142.5

Gross profit	$69.9	$62.9
Non-GAAP gross profit	$70.7	$64.8

Earnings from continuing operations before interest and income taxes	$24.6	$16.1
Adjusted earnings from continuing operations before interest and income taxes	$34.5	$30.0

Provision for income taxes	$4.3	$3.0
Non-GAAP provision for income taxes	$3.3	$1.9

Net earnings from continuing operations	$18.0	$9.2
Non-GAAP net earnings from continuing operations	$28.9	$24.2

Earnings per share from continuing operations - diluted	$0.21	$0.10
Non-GAAP diluted earnings per share	$0.33	$0.27

Revenues

Revenues for the third quarter of 2025 were $152.9 million, compared with $142.5 million for the third quarter of 2024, an increase of $10.4 million or 7.3%. PD revenues increased $9.4 million due to higher demand in the defense, electrification, medtech, and industrial markets, as well as higher average pricing. MSA revenues increased $1.0 million, primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and higher shipping volumes into the specialty audio market, partially offset by lower shipping volumes into the hearing health market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2025 was $82.8 million, compared with $79.5 million for the third quarter of 2024, an increase of $3.3 million or 4.2%. This increase was primarily due to higher shipping volumes, unfavorable product mix, and lower than expected yields in our CD business as we ramp up our specialty film product line, partially offset by company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, favorable inventory reserve adjustments, a reduction of CD related production transfer costs, and lower precious metal costs.

Restructuring Charges

During the third quarter of 2025, we recorded restructuring charges of $0.3 million related primarily to headcount reductions across the Company to rightsize expenses subsequent to the sale of CMM. During the third quarter of 2024, we recorded restructuring charges of $0.2 million for headcount reductions and costs to transfer certain capacitors manufacturing to existing facilities to further optimize operations. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2025 was $69.9 million, compared with $62.9 million for the third quarter of 2024, an increase of $7.0 million or 11.1%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2025 was 45.7%, compared with 44.1% for the third quarter of 2024. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramp up our specialty film product line.

Non-GAAP gross profit for the third quarter of 2025 was $70.7 million, compared with $64.8 million for the third quarter of 2024, an increase of $5.9 million or 9.1%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2025 was 46.2% compared with 45.5% for the third quarter of 2024. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramp up our specialty film product line.

Research and Development Expenses

Research and development expenses for the third quarter of 2025 were $10.0 million, compared with $10.2 million for the third quarter of 2024, a decrease of $0.2 million or 2.0%. Research and development expenses as a percentage of revenues for the third quarter of 2025 and 2024 were 6.5% and 7.2%, respectively. The decreases in expenses were primarily driven by the timing of some development activities. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2025 were $34.0 million, compared with $33.9 million for the third quarter of 2024, an increase of $0.1 million or 0.3%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2025 and 2024 were 22.2% and 23.8%, respectively. The increase in expenses was primarily driven by higher incentive compensation, partially offset by a reduction of CD related acquisition costs and the benefits of restructuring actions. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the third quarter of 2025 was $2.3 million, compared with $3.9 million for the third quarter of 2024, a decrease of $1.6 million. The decrease is due to a lower outstanding revolving credit facility balance during the third quarter of 2025 and lower imputed interest expense on our Seller Note from the CD acquisition. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the third quarter of 2025 was $1.2 million, compared with expense of $2.6 million for the third quarter of 2024, a change of $1.4 million. Expense in both 2025 and 2024 is primarily due to unfavorable foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

Effective tax rate ("ETR") for the third quarter of 2025 and 2024 was 19.3% and 24.6%, respectively. The ETR for the third quarter of 2025 and 2024 includes discrete items totaling $0.2 million of tax expense and $0.7 million of tax benefit, respectively. The discrete items impacting the tax provision for 2025 and 2024 are primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. Absent the discrete items, the ETR for the third quarter of 2025 and 2024 was 18.4% and 30.3%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provisions for the third quarter of 2025 and 2024, respectively. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

Non-GAAP ETR for the third quarter of 2025 and 2024 was 10.2% and 7.3%, respectively. The non-GAAP ETR includes discrete items totaling $0.1 million of tax expense and $0.9 million of tax benefit for the three months ended September 30, 2025 and 2024, respectively. Absent the discrete items, the non-GAAP ETR for the third quarter of 2025 and 2024 was 9.9% and 10.7%, respectively. The change in the non-GAAP ETR was mainly due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. federal law. Based on our analysis of the law, we do not anticipate the One Big Beautiful Bill Act having a material impact on the financial statements of Knowles in 2025 or subsequent years.

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2025 was $18.0 million, compared with $9.2 million for the third quarter of 2024, an improvement of $8.8 million. As described above, the improvement is primarily due to higher gross profit and lower interest expense, partially offset by higher income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the third quarter of 2025 was $24.6 million, compared with $16.1 million for the third quarter of 2024, an increase of $8.5 million. EBIT margin (EBIT as a percentage of revenues) for the third quarter of 2025 was 16.1%, compared with 11.3% for the third quarter of 2024. The increase in EBIT and EBIT margin was primarily due to higher gross profit.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2025 was $34.5 million, compared with $30.0 million for the third quarter of 2024, an increase of $4.5 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2025 was 22.6%, compared with 21.1% for the third quarter of 2024. The increase in Adjusted EBIT and Adjusted EBIT margin was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Loss from Discontinued Operations, net

We recorded a loss of $0.6 million for the third quarter of 2025, primarily driven by a change in tax expense. We recorded a loss of $8.7 million for the third quarter of 2024, primarily driven by our goodwill impairment and loss on disposal of business related to the divestiture of CMM, partially offset by favorable income tax changes. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.21 for the third quarter of 2025, compared with $0.10 for the third quarter of 2024, an improvement of $0.11. As described above, the improvement is primarily due to higher gross profit, lower interest expense and reduced share count, partially offset by higher income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.33 for the third quarter of 2025, compared with $0.27 for the third quarter of 2024, an improvement of $0.06. As described above, the improvement is primarily due to higher non-GAAP gross profit, lower interest expense, and reduced share count, partially offset by higher non-GAAP operating expenses and higher non-GAAP income tax expense.

Results of Operations for the Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024
Revenues	$431.0	$411.0

Gross profit	$183.8	$173.9
Non-GAAP gross profit	$190.2	$182.5

Earnings from continuing operations before interest and income taxes	$41.9	$33.9
Adjusted earnings from continuing operations before interest and income taxes	$83.9	$78.5

Provision for income taxes	$9.0	$8.0
Non-GAAP provision for income taxes	$10.1	$6.0

Net earnings from continuing operations	$25.4	$13.0
Non-GAAP net earnings from continuing operations	$66.3	$59.6

Earnings per share from continuing operations - diluted	$0.29	$0.14
Non-GAAP diluted earnings per share	$0.75	$0.65

Revenues

Revenues for the nine months ended September 30, 2025 were $431.0 million, compared with $411.0 million for the nine months ended September 30, 2024, an increase of $20.0 million or 4.9%. PD revenues increased $12.0 million due to higher demand from the medtech, electrification, and defense markets, as well as higher average pricing, partially offset by lower demand from the industrial market. MSA revenues increased $8.0 million, primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products and lower shipping volumes into the hearing health market.

Cost of Goods Sold

COGS for the nine months ended September 30, 2025 was $242.9 million, compared with $235.7 million for the nine months ended September 30, 2024, an increase of $7.2 million or 3.1%. This increase was primarily due to higher shipping volumes, unfavorable product mix, lower than expected yields in our CD business as we ramp up our specialty film product line, and unfavorable inventory reserve adjustments, partially offset by company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, a reduction of CD related acquisition and production transfer costs, and lower precious metal costs.

Impairment Charges

During the nine months ended September 30, 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements.

Restructuring Charges

During the nine months ended September 30, 2025, we recorded restructuring charges of $0.7 million within Gross profit and $2.5 million within Operating expenses primarily related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of CMM. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2025 was $183.8 million, compared with $173.9 million for the nine months ended September 30, 2024, an increase of $9.9 million or 5.7%. Gross profit margin for the nine months ended September 30, 2025 was 42.6%, compared with 42.3% for the nine months ended September 30, 2024. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, a reduction of CD related acquisition and production transfer costs, lower precious metal costs and restructuring charges, partially offset by unfavorable product mix, lower than expected yields in our CD business as we ramp up our specialty film product line, lower average pricing on mature products in the MSA business, impairment charges in 2025, and unfavorable inventory reserve adjustments.

Non-GAAP gross profit for the nine months ended September 30, 2025 was $190.2 million, compared with $182.5 million for the nine months ended September 30, 2024, an increase of $7.7 million or 4.2%. Non-GAAP gross profit margin for the nine months ended September 30, 2025 was 44.1%, compared with 44.4% for the nine months ended September 30, 2024. The increase in non-GAAP gross profit was primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, and lower precious metal costs, partially offset by unfavorable product mix, lower than expected yields in our CD business as we ramp up our specialty film product line, lower average pricing on mature products in the MSA business, and unfavorable inventory reserve adjustments. The decrease in non-GAAP gross profit margin is primarily due to unfavorable product mix, lower than expected yields in our CD business as we ramp up our specialty film product line, lower average pricing on our mature products in the MSA business, and unfavorable inventory reserve adjustments, partially offset by company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, and lower precious metals costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 were $29.7 million, compared with $29.2 million for the nine months ended September 30, 2024, an increase of $0.5 million or 1.7%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2025 and 2024 were 6.9% and 7.1%, respectively. The increase in expenses was primarily driven by increased development activities as we continue to invest in our businesses. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2025 were $107.1 million, compared with $106.8 million for the nine months ended September 30, 2024, an increase of $0.3 million or 0.3%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2025 and 2024 were 24.8% and 26.0%, respectively. The increase in expenses was primarily driven by the acceleration of stock-based compensation expense for employees who are nearing or have reached retirement eligibility and higher incentive compensation, partially offset by a reduction of CD related acquisition costs, the benefits of restructuring actions, and reduced intangible amortization costs. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the nine months ended September 30, 2025 was $7.5 million, compared with $12.9 million for the nine months ended September 30, 2024, a decrease of $5.4 million. The decrease is due to a lower outstanding revolving credit facility balance during the nine months ended September 30, 2025 and lower imputed interest expense on our Seller Note from the CD acquisition. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the nine months ended September 30, 2025 was $2.6 million, compared with expense of $2.5 million for the nine months ended September 30, 2024, a change of $0.1 million. The change is primarily due to unfavorable foreign currency exchange rate changes.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

ETR for the nine months ended September 30, 2025 and 2024 was 26.2% and 38.1%, respectively. The ETR for the nine months ended September 30, 2025 and 2024 includes discrete items totaling $0.1 million and $0.3 million of tax benefit, respectively. The discrete items impacting the tax provision for the nine months ended September 30, 2024 are primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. Absent the discrete items, the ETR for the nine months ended September 30, 2025 and 2024 was 26.5% and 39.5%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the nine months ended September 30, 2025 and 2024. The change in the ETR was mainly due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

Non-GAAP ETR for the nine months ended September 30, 2025 and 2024 was 13.2% and 9.1%, respectively. The non-GAAP ETR includes discrete items totaling $0.1 million of tax expense and $0.9 million of tax benefit for the nine months ended September 30, 2025 and 2024, respectively. Absent the discrete items, the non-GAAP ETR for the nine months ended September 30, 2025 and 2024 was 13.1% and 10.5%, respectively. The change in the non-GAAP ETR was mainly due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

Earnings from Continuing Operations

Earnings from continuing operations for the nine months ended September 30, 2025 was $25.4 million, compared with $13.0 million for the nine months ended September 30, 2024, an improvement of $12.4 million. As described above, the improvement is primarily due to higher gross profit and lower interest expense, partially offset by higher operating expenses and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

EBIT for the nine months ended September 30, 2025 was $41.9 million, compared with $33.9 million for the nine months ended September 30, 2024, an increase of $8.0 million. EBIT margin for the nine months ended September 30, 2025 was 9.7%, compared with 8.2% for the nine months ended September 30, 2024. The increase in EBIT and EBIT margin was primarily due to higher gross profit, partially offset by higher operating expenses.

Adjusted EBIT from continuing operations for the nine months ended September 30, 2025 was $83.9 million, compared with $78.5 million for the nine months ended September 30, 2024, an increase of $5.4 million. Adjusted EBIT margin for the nine months ended September 30, 2025 was 19.5%, compared with 19.1% for the nine months ended September 30, 2024. The increase in Adjusted EBIT and Adjusted EBIT margin was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Loss from Discontinued Operations, net

Loss from discontinued operations for the nine months ended September 30, 2025 was $2.2 million, compared with a loss of $269.3 million for the nine months ended September 30, 2024. Loss from discontinued operations for the nine months ended September 30, 2025 was primarily driven by an unfavorable working capital adjustment and tax expense. Loss from discontinued operations for the nine months ended September 30, 2024 was primarily driven by goodwill impairment and loss on disposal of business related to the divestiture of CMM, partially offset by favorable income tax changes. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.29 for the nine months ended September 30, 2025, compared with $0.14 for the nine months ended September 30, 2024, an improvement of $0.15. As described above, the improvement is primarily due to higher gross profit, lower interest expense and reduced share count, partially offset by by higher operating expenses and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.75 for the nine months ended September 30, 2025 and $0.65 for the nine months ended September 30, 2024, an improvement of $0.10. As described above, the improvement is primarily due to higher non-GAAP gross profit, lower interest expense, and reduced share count, partially offset by higher non-GAAP income tax expense and non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Gross profit	$69.9	$62.9	$183.8	$173.9
Stock-based compensation expense	0.3	0.3	1.1	1.1
Impairment charges	—	—	3.6	—
Restructuring charges	0.2	0.1	0.7	1.4
Production transfer costs (2)	0.6	1.3	0.9	2.8
Acquisition-related costs (3)	—	0.2	—	2.2
Transition services credit (4)	(0.3)	—	(0.7)	—
Other (5)	—	—	0.8	1.1
Non-GAAP gross profit	$70.7	$64.8	$190.2	$182.5

Net earnings from continuing operations	$18.0	$9.2	$25.4	$13.0
Interest expense, net	2.3	3.9	7.5	12.9
Provision for income taxes	4.3	3.0	9.0	8.0
Earnings from continuing operations before interest and income taxes	24.6	16.1	41.9	33.9
Stock-based compensation expense	5.9	5.8	22.4	16.8
Intangibles amortization expense	4.0	4.2	12.1	12.8
Impairment charges	—	—	3.6	—
Restructuring charges	0.3	0.2	3.2	2.9
Production transfer costs (2)	0.6	1.4	1.0	3.0
Acquisition-related costs (3)	(0.1)	1.3	0.6	7.5
Transition services credit (4)	(0.5)	—	(1.7)	—
Other (5)	(0.3)	1.0	0.8	1.6
Adjusted earnings from continuing operations before interest and income taxes	$34.5	$30.0	$83.9	$78.5

Provision for income taxes	$4.3	$3.0	$9.0	$8.0
Income tax effects of non-GAAP reconciling adjustments (6)	(1.0)	(1.1)	1.1	(2.0)
Non-GAAP provision for income taxes	$3.3	$1.9	$10.1	$6.0

Net earnings from continuing operations	$18.0	$9.2	$25.4	$13.0
Non-GAAP reconciling adjustments (7)	9.9	13.9	42.0	44.6
Income tax effects of non-GAAP reconciling adjustments (6)	(1.0)	(1.1)	1.1	(2.0)
Non-GAAP net earnings	$28.9	$24.2	$66.3	$59.6

Diluted earnings per share from continuing operations	$0.21	$0.10	$0.29	$0.14
Earnings per share non-GAAP reconciling adjustment (6) (7) (8)	0.12	0.17	0.46	0.51
Non-GAAP diluted earnings per share (8)	$0.33	$0.27	$0.75	$0.65

Diluted average shares outstanding	87.3	89.7	88.1	90.2
Non-GAAP adjustment (8) (9)	0.6	1.6	0.7	1.5
Non-GAAP diluted average shares outstanding (8) (9)	87.9	91.3	88.8	91.7

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
(2)    Production transfer costs represent duplicate costs incurred to migrate manufacturing to existing facilities. These amounts are included in the corresponding Gross profit and Earnings from continuing operations before interest and income taxes for each period presented.
(3)    These expenses are related to the acquisition of CD by the PD segment. These expenses include ongoing costs to facilitate integration, the amortization of fair value adjustments to inventory, and costs incurred by the Company to carry out this transaction.
(4)    Transition services represent amounts charged to Syntiant in connection with post-closing transition and separation costs.
(5)    Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.
(6)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
(7)    The non-GAAP reconciling adjustments include stock-based compensation expense, intangibles amortization expense, restructuring charges, production transfer costs, acquisition-related costs, and other expenses, partially offset by a credit to transition services.
(8)    In the third quarter of 2025, the Company modified its calculation method of Non-GAAP diluted average shares outstanding to exclude the potential dilution impact from performance share units ("PSUs") as these equity awards have not yet been earned. Our PSUs are market-based awards and have fluctuated based on the Company's total shareholder return performance relative to the Russell 2000 during the measurement period. The calculation methodology change in Non-GAAP diluted average shares outstanding increased Non-GAAP diluted earnings per share by $0.01 for both the three months ended September 30, 2025 and 2024, $0.02 for the nine months ended September 30, 2025, and $0.01 for the nine months ended September 30, 2024.
(9)    The number of shares used in the diluted average shares outstanding calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. Non-GAAP diluted average shares outstanding also excludes the impact of certain equity awards that are not yet earned.

Segment Results of Operations for the Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

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

Precision Devices

	Three Months Ended September 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$88.2		$78.8

Earnings from continuing operations before interest and income taxes	$14.3	16.2%	$8.4	10.7%
Stock-based compensation expense	1.1		0.7
Intangibles amortization expense	4.0		4.2
Restructuring charges	0.3		0.2
Production transfer costs (1)	0.6		1.4
Acquisition-related costs (2)	(0.1)		1.2
Adjusted earnings from continuing operations before interest and income taxes	$20.2	22.9%	$16.1	20.4%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration.

Revenues

PD revenues were $88.2 million for the third quarter of 2025, compared with $78.8 million for the third quarter of 2024, an increase of $9.4 million or 11.9%. Revenues increased due to higher demand in the defense, electrification, medtech, and industrial markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $14.3 million for the third quarter of 2025, compared with $8.4 million for the third quarter of 2024, an increase of $5.9 million. EBIT margin for the third quarter of 2025 was 16.2%, compared to 10.7% for the third quarter of 2024. The increases were due to higher gross profit primarily driven by higher shipping volumes, product cost reductions and increased factory capacity utilization in our ceramic capacitor and RF filter businesses, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramp up our specialty film product line.

PD Adjusted EBIT was $20.2 million for the third quarter of 2025, compared with $16.1 million for the third quarter of 2024, an increase of $4.1 million. Adjusted EBIT margin for the third quarter of 2025 was 22.9%, compared with 20.4% for the third quarter of 2024. The increases were due to higher non-GAAP gross profit. The non-GAAP gross profit increase was driven by higher shipping volumes, product cost reductions and increased factory capacity utilization in our ceramic capacitor and RF filter businesses, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramp up our specialty film product line.

MedTech & Specialty Audio

	Three Months Ended September 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$64.7		$63.7

Earnings from continuing operations before interest and income taxes	$25.0	38.6%	$25.0	39.2%
Stock-based compensation expense	1.2		1.1
Adjusted earnings from continuing operations before interest and income taxes	$26.2	40.5%	$26.1	41.0%

Revenues

MSA revenues were $64.7 million for the third quarter of 2025, compared with $63.7 million for the third quarter of 2024, an increase of $1.0 million or 1.6%. Revenues increased primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and higher shipping volumes into the specialty audio market, partially offset by lower shipping volumes into the hearing health market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $25.0 million for both the third quarter of 2025 and the third quarter of 2024. EBIT margin for the third quarter of 2025 was 38.6%, compared with 39.2% for the third quarter of 2024. The EBIT margin decrease is primarily due to unfavorable product mix and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by product cost reductions.

MSA Adjusted EBIT was $26.2 million for the third quarter of 2025, compared with $26.1 million for the third quarter of 2024, an increase of $0.1 million. Adjusted EBIT margin for the third quarter of 2025 was 40.5%, compared to 41.0% for the third quarter of 2024. The increase in adjusted EBIT was primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses. Higher non-GAAP gross profit was driven by product cost reductions and higher shipping volumes, partially offset by unfavorable product mix. The decrease in Adjusted EBIT margin was primarily due to unfavorable product mix and the impact of higher shipping volumes of our lower margin metal can products to Syntiant.

Segment Results of Operations for the Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Precision Devices

	Nine Months Ended September 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$239.2		$227.2

Earnings before interest and income taxes	$25.7	10.7%	$10.5	4.6%
Stock-based compensation expense	3.7		1.5
Intangibles amortization expense	12.1		12.8
Restructuring charges	1.7		2.9
Production transfer costs (1)	1.0		3.0
Acquisition-related costs (2)	0.6		6.5
Other	—		0.5
Adjusted earnings before interest and income taxes	$44.8	18.7%	$37.7	16.6%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $239.2 million for the nine months ended September 30, 2025, compared with $227.2 million for the nine months ended September 30, 2024, an increase of $12.0 million or 5.3%. Revenues increased due to higher demand from the medtech, electrification, and defense markets, as well as higher average pricing, partially offset by lower demand from the industrial market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

PD EBIT was $25.7 million for the nine months ended September 30, 2025, compared with $10.5 million for the nine months ended September 30, 2024, an increase of $15.2 million. EBIT margin for the nine months ended September 30, 2025 was 10.7%, compared to 4.6% for nine months ended September 30, 2024. The increases were primarily due to higher gross profit and lower operating expenses. The gross profit increase was primarily driven by product cost reductions, higher shipping volumes, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, lower CD related acquisition and production transfer costs, higher average pricing, lower precious metal costs, and reduced restructuring charges, partially offset by lower than expected yields in our CD business as we ramp up our specialty film product line, unfavorable product mix, and unfavorable inventory reserve adjustments. The decrease in operating expenses was primarily driven by a reduction of CD acquisition related costs, the benefits of restructuring actions, and lower intangible amortization costs, partially offset by higher stock-based compensation.

PD Adjusted EBIT was $44.8 million for the nine months ended September 30, 2025, compared with $37.7 million for the nine months ended September 30, 2024, an increase of $7.1 million. Adjusted EBIT margin for the nine months ended September 30, 2025 was 18.7%, compared with 16.6% for the nine months ended September 30, 2024. The increases were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses. The non-GAAP gross profit increase was primarily driven by product cost reductions, higher shipping volumes, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, higher average pricing, and lower precious metal costs, partially offset by unfavorable product mix, lower than expected yields in our CD business as we ramp up our specialty film product line, and unfavorable inventory reserve adjustments.

MedTech & Specialty Audio

	Nine Months Ended September 30,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues
Revenues	$191.8		$183.8

Earnings before interest and income taxes	$65.3	34.0%	$71.9	39.1%
Stock-based compensation expense	4.4		3.1
Impairment charges	3.6		—
Restructuring charges	0.3		—
Adjusted earnings before interest and income taxes	$73.6	38.4%	$75.0	40.8%

Revenues

MSA revenues were $191.8 million for the nine months ended September 30, 2025, compared with $183.8 million for the nine months ended September 30, 2024, an increase of $8.0 million or 4.4%. Revenues increased primarily due to higher shipping volumes of metal cans within the specialty audio market that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and additional higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products and lower shipping volumes into the hearing health market.

Earnings and Adjusted Earnings Before Interest and Income Taxes

MSA EBIT was $65.3 million for the nine months ended September 30, 2025, compared with $71.9 million for the nine months ended September 30, 2024, a decrease of $6.6 million or 9.2%. EBIT margin for the nine months ended September 30, 2025 was 34.0%, compared with 39.1% for the nine months ended September 30, 2024. The decreases were primarily due to lower gross profit and higher operating expenses. The gross profit decrease was primarily due to higher factory costs, lower average pricing on mature products, impairment charges recorded in the second quarter of 2025, unfavorable product mix, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by higher shipping volumes and product cost reductions. The increase in operating expenses was primarily driven by higher stock-based compensation and legal costs.

MSA Adjusted EBIT was $73.6 million for the nine months ended September 30, 2025, compared with $75.0 million for the nine months ended September 30, 2024, a decrease of $1.4 million. Adjusted EBIT margin for the nine months ended September 30, 2025 was 38.4%, compared to 40.8% for the nine months ended September 30, 2024. The decreases were primarily due to higher non-GAAP operating expenses and lower non-GAAP gross profit. The increase in non-GAAP operating expenses was primarily driven by higher legal costs. The decrease in non-GAAP gross profit was primarily due to higher factory costs, lower average pricing on mature products, unfavorable product mix, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by higher shipping volumes and product cost reductions.

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

Due to the global nature of our operations, a portion of our cash is generated and typically held outside the United States. Our cash and cash equivalents totaled $92.5 million and $130.1 million at September 30, 2025 and December 31, 2024, respectively. Of these amounts, cash held by our non-U.S. operations totaled $21.2 million and $92.4 million as of September 30, 2025 and December 31, 2024, respectively. To the extent we repatriate these funds to the U.S., we may be required to pay U.S. state income taxes and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. Management will continue to reassess our need to repatriate the earnings of our foreign subsidiaries.

On December 27, 2024, we completed the sale of the CMM segment to Syntiant for approximately $141.9 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment amount is still being negotiated and is subject to change. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements. We will also share in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. As the balance of the separation credit is now below the $6.5 million contractual threshold, costs will be shared equally by the Company and Syntiant. For additional information, refer to Note 1. Basis of Presentation.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value, for a total of $400.0 million of aggregate value. At September 30, 2025, we have $139.0 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2025 and 2024, the Company repurchased 3,120,574 and 1,686,253 shares of common stock, respectively, for a total of $55.0 million and $29.5 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash flows provided by (used in):
Operating activities	$66.8	$95.0
Investing activities	(16.3)	(3.1)
Financing activities	(88.6)	(87.2)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.6
Net (decrease) increase in cash and cash equivalents	$(37.6)	$5.3

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2025 is primarily due to $31.2 million of payments in 2025 to settle supplier obligations and separation costs related to CMM and the absence of $22.1 million of cash generated by CMM in 2024. This decrease was partially offset by customer prepayments of $19.8 million, higher earnings from continuing operations, and lower interest payments in 2025.

Investing Activities

The cash used in investing activities during 2025 was driven by capital expenditures, which is primarily driven by capacity expansion related to our specialty film product line and cost savings. The cash used in investing activities during 2024 was primarily driven by capital expenditures, partially offset by proceeds from the sale of intellectual property.

In 2025, we expect capital expenditures to be in the range of 4% to 6% of revenues.

Financing Activities

Cash used in financing activities during 2025 was primarily related to $55.0 million of repurchases of common stock, $30.0 million of payments on the revolving credit facility, and $7.1 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $3.9 million from the exercise of options. Cash used in financing activities during 2024 was primarily related to $29.5 million of repurchases of common stock, $52.0 million net payments on the revolving credit facility, and $6.4 million for payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $2.1 million from the exercise of options.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$66.8	$95.0
Amounts utilized in (provided by) in discontinued operations	31.2	(22.1)
Non-GAAP net cash attributable to continuing operations	98.0	72.9

Capital expenditures	(16.8)	(10.3)
Amounts attributable to discontinued operations	—	0.9
Non-GAAP capital expenditures attributable to continuing operations	(16.8)	(9.4)

Non-GAAP net cash attributable to continuing operations	98.0	72.9
Non-GAAP capital expenditures attributable to continuing operations	(16.8)	(9.4)
Adjusted free cash flow	$81.2	$63.5
Adjusted free cash flow as a % of revenues	18.8%	15.5%

In 2025 we generated adjusted free cash flow of $81.2 million compared to adjusted free cash flow of $63.5 million in 2024. The increase in adjusted free cash flow in 2025 was primarily due to customer prepayments of $19.8 million, higher earnings from continuing operations, and lower interest payments, partially offset by higher capital expenditures and an increase in working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of our exposure to market risk as of December 31, 2024, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended September 30, 2025:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
July 2025	77,168	$20.73	77,168	$157.4
August 2025	411,653	$20.53	411,653	$149.0
September 2025	449,291	$22.15	449,291	$139.0
Total Activity	938,112	$21.32	938,112

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Jeffrey Niew President & Chief Executive Officer	Adopt	8/13/2025	X		175,000	7/15/2026
John Anderson Senior Vice President & Chief Financial Officer	Adopt	8/22/2025	X		41,400	8/21/2026
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 28, 2025	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)