Form 10-K
period 2025-12-31
Knowles Corp
filed 2026-02-09
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2025, the last business day of the registrant's second fiscal quarter, was approximately $1.5 billion based on the closing price of the registrant's common stock as of such date as reported by the New York Stock Exchange.

The number of outstanding shares of the registrant’s common stock as of February 5, 2026 was 84,913,639.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's definitive Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2025.

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Knowles,” the “Company,” “we,” “our,” or “us” refer to Knowles Corporation and its consolidated subsidiaries.

Our Company

We are a leading manufacturer of specialty electronic components. We design parts that perform unique, critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, our high-performance capacitors, radio frequency (“RF”) filters, advanced microphones, and balanced armature speakers enable and enhance the most demanding applications across medtech, defense, industrial, and electrification/energy markets with the power to change, improve, and save lives. Founded in 1946 and headquartered in Itasca, Illinois, Knowles has grown into a global organization with approximately 5,200 employees at facilities located in 11 countries around the world.

Our Strategy

The Company is focused on leveraging its unique technologies to design custom engineered solutions and then deliver them at scale for customers in high growth markets that value our solutions.

In our Precision Devices ("PD") segment, our high-performance capacitors and RF filtering solutions enable some of the most demanding applications in the defense, industrial, medtech, and electrification/energy markets. Our capacitor portfolio includes products with highly specialized requirements including high voltage, high temperature, and high reliability. We also deliver RF filtering solutions across a broad range of applications and frequencies primarily serving the defense market. We continue to focus on sales growth and improved margins by expanding our presence in profitable markets through organic initiatives and acquisitions.

In our Medtech & Specialty Audio ("MSA") segment, our primary focus is to deliver high reliability and industry leading balanced armature speakers and microphones to leading hearing health manufacturers and specialty audio markets. We work collaboratively with customers to ensure that our solutions meet their size, broad frequency response, and low power or custom acoustic module requirements. We continue to focus on sales growth and improved margins by leveraging our core strengths in manufacturing and research and development.

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

Our reportable segments are as follows:

•PD Segment
Our PD segment specializes in the custom design and delivery of high performance capacitor products and RF solutions primarily serving the defense, industrial, medtech, and electrification/energy markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures balanced armature speakers and microphones used in hearing health and specialty audio applications that serve the medtech and industrial markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

We sell our products directly to original equipment manufacturers ("OEMs") and through sales representatives and distributors worldwide.

Market Trends

In our PD segment, global conflict has given rise to increasing defense spending on electronic warfare, including an increasing array of new technologies to address rapidly evolving threats and adversaries. Many suppliers that provide technical, engineering, and manufacturing services for the defense sector are located in, or have facilities located in, countries that are viewed as potential strategic adversaries. As a result, there is a rising demand for supply partners throughout the value chain that can reliably and rapidly deliver custom solutions with strong domestic manufacturing footprints.

Within PD, the demand for high performance capacitors, including specialty film, is seeing potentially large growth as alternative technologies emerge to address the accelerating demand for power.

The trend toward domestic manufacturing footprints in the PD segment is amplified and extends across many of the markets we serve by the recent rise of trade barriers, including tariffs, as companies seek to mitigate the effect on their costs and the prices passed through to their customers.

In our MSA segment, as life expectancy rates increase and the aging population grows, the correlating health care expenditures are increasing. These demographic changes and the expansion of hearing health care access in emerging markets is expected to drive volume growth for hearing aids. In addition, recent U.S. government regulations have enabled people with mild hearing loss to buy hearing aids over-the-counter. This opens new channels for individuals in a demographic with extremely low hearing aid adoption, and may serve to reduce the stigma associated with hearing aids.

Competitive Landscape

Success in the specialty electronic components industry is primarily driven by innovation and customization. Our customers drive innovation and change, and with our strong intimacy of customer applications, we are able to produce solutions that are critical for the success and creation of their products. Another of our differentiators is our ability to customize at scale. Through our deep engineering expertise we are positioned to offer our customers uniquely customized components, rooted in the standards of exceptional quality and reliability. Key competitors of our PD segment include: Kyocera AVX, Yageo Corporation's Kemet products, Vishay Intertechnology, and a broad range of specialty companies and brands. Our MSA segment's primary competitor is Sonion.

In the PD segment, the end markets tend to have less pricing pressure. We see a fragmented set of competitors across high end capacitors and RF filters for a diverse set of end markets including defense, medtech, industrial, and electrification/energy.

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

Customers, Sales, and Distribution

We serve customers in the medtech, defense, industrial, and electrification/energy markets. Our customers include some of the largest OEMs and operators in these markets. In addition, many of our OEM customers outsource to contract manufacturers.

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

The Company's customers that accounted for 10% or more of total revenues in 2025 were WS Audiology A/S and TTI, Inc. WS Audiology is a hearing aid manufacturer and TTI is a distributor of electromechanical components. They each represented the following percentages of total Company revenues:

	Years Ended December 31,
	2025	2024	2023
WS Audiology A/S	11%	14%	16%
TTI Inc.	10%	*	*
* Less than 10% of total revenues.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain other emerging product and technology opportunities. Our future success is highly dependent upon our ability to develop complex new products, having them selected for design into our customers’ products at competitive prices, transfer new products to volume production, and introduce them into the marketplace in a timely fashion. We may benefit from increasing content in our customers’ products, including assisting our customers with integration of our products into their new products and providing support from the concept stage through design, launch, and production ramp.

Intellectual Property and Intangible Assets

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. Our U.S. patents expire in calendar years 2026 through 2045. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2026, and we continue to obtain new patents through our ongoing research and development. We have maintained U.S. federal trademark registrations for KNOWLES and Knowles logo designs, along with various other trademarks. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties. See Item 1A. Risk Factors for additional information regarding risks related to our business.

Cybersecurity

We regularly perform risk assessments relating to cybersecurity and technology risks. We have a risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to our customers and partners. We utilize a defensive in-depth strategy, with multiple layers of security controls to protect our data and solutions. We mitigate cybersecurity risks by employing extensive measures, including employee training, systems monitoring and testing, and maintenance of protective systems and contingency plans. We continually evaluate ourselves for appropriate business continuity and disaster recovery planning, with test scenarios that include tabletop exercise simulations and penetration tests. We also install and regularly update antivirus software on all Company-managed systems to detect and prevent malicious code from impacting our systems.

Seasonality

Our PD segment is not typically subject to seasonality, while our MSA segment tends to have stronger revenues in the fourth quarter of each fiscal year in connection with our customers' new product introductions.

Human Capital Management

As of December 31, 2025, Knowles employed approximately 5,200 employees across facilities located in 11 countries around the world. Our ability to attract, develop, and retain a high‑performing workforce is essential to executing our business strategy and driving sustainable growth. Oversight of our human capital strategy resides with our Chief Human Resources Officer and the Compensation Committee of the Board of Directors.

We recognize that our people are our most valuable asset. To successfully execute our strategy, we implement targeted recruitment efforts to attract top talent with the skills and experience necessary to advance our business objectives. This includes positioning Knowles as an employer of choice through digital platforms, industry events, and university partnerships; leveraging regional talent networks across 11 countries; and utilizing technology‑driven hiring solutions that expand candidate reach, enhance engagement, and accelerate hiring timelines.

We invest in continuous learning and career development to ensure employees have the skills and opportunities to thrive. This includes tuition reimbursement and education assistance programs, structured training focused on technical skills, leadership development and compliance, robust succession planning to prepare future leaders, and mentorship and coaching programs that foster knowledge sharing and career progression.

Knowles is committed to the advancement of women in engineering and the broader representation of women in STEM careers. To help bridge the gender gap and shape the next generation of women technology leaders, we partner with local organizations and universities. For example, Knowles is the perennial sponsor of the University of Illinois at Chicago’s Women in Engineering Summer Program and has supported UIC’s women engineering students through academic scholarships, summer internships, mentorship opportunities, and full‑time employment pathways.

We are also deeply committed to supporting our communities. In 2025, Knowles continued its support of PEAK (Partnership to Educate and Advance Kids), a Chicago‑based nonprofit that provides educational and personal support to underserved students. Knowles pledges $10,000 annually to fund a PEAK student’s high‑quality high school education.

To attract and retain top talent, we offer a competitive total rewards program aligned with our pay‑for‑performance philosophy. Our offerings include base pay, short‑ and long‑term incentive plans, healthcare benefits, retirement plans, paid time off, family leave, and employee assistance programs.

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

Additional information regarding Knowles' activities related to its people and sustainability, as well as workforce data, can be found in the Knowles 2025 Corporate Sustainability Report, which is located on our website. The contents of our website and our Corporate Sustainability Report are referenced for general information only and are not incorporated into this Annual Report on Form 10-K.

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

Risks Related To Our Business

We derive a significant portion of our revenues from a limited number of OEM customers and distributors. If revenues derived from these partners decrease or the timing of such revenues fluctuates, our operating results could be adversely affected.

The loss of any one of our top customers or reduction in the purchases of our products by such customers or our large distribution partners would reduce our total revenues and may have a material adverse effect on our operating results, and any delay of a significant volume of purchases by any one of our top customers or distributors, even if only temporary, would reduce our revenues in the period of the delay and may have a material adverse effect on our operating results. Our MSA segment, which accounted for 45% of our consolidated revenues for fiscal 2025, relies on a limited number of customers for a significant portion of their sales. For 2025, MSA's top five customers accounted for approximately 76% of its revenues, with WS Audiology A/S accounting for approximately 24% of MSA's revenues and 11% of the consolidated Company revenues.

Concentration of market share among a few companies and the corresponding increase in purchasing power of these companies may result in lower prices for our products which, if not offset by a sufficient increase in the volume, or favorable changes in the mix, of purchases of our products, could have a material adverse effect on our revenues and margins. Further, the timing, volume, and mix of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, and the timing of such introductions may have a material adverse effect on our operating results. Accordingly, if current market and industry dynamics continue, MSA's revenues will continue to depend largely upon, and be impacted by the timing, volume, and mix of future purchases by a limited number of its OEM customers.

Our PD segment, which accounted for 55% of our consolidated revenues for fiscal 2025, sells through numerous distributors. However, one distributor (through whom many end customers purchase our products) represented a significant portion of PD's sales in 2025. For the year ended December 31, 2025, TTI, Inc. accounted for approximately 19% of PD's revenues and 10% of the consolidated Company revenues. No other distributor (or customer) represented more than 5% of PD's revenues for fiscal 2025. The loss of one of PD's key distributors or of a substantial number of its other distributors, or an increase in the distributors' sales of competitors' products to our customers could have a material adverse impact on our operating results. Additionally, any oversupply of inventory at our distributors, whether due to an industry or economic downturn or other causes, could result in reduced sales and cause us to carry higher levels of inventory.

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

Certain of our businesses rely on highly specialized suppliers or foundries for critical materials, components, or subassemblies that are used in our products. In some cases, our suppliers or foundries are our sole source of supply, such as with our ASIC and MEMS foundry partners. Additionally, some of our suppliers or foundries are a strategic supplier to one of our competitors or a customer. Should an event occur which affects the ability or willingness of a key or sole supplier or foundry to continue to deliver materials or components to us in a timely manner, we may not be able to identify or qualify an alternative supplier in a timely manner which, in any such period and future periods, could have a material adverse effect on our results of operations. Potential events or occurrences which could cause business or supply disruptions or affect the ability or willingness of a supplier or foundry to continue to supply us include changes in market strategy, the acquisition of, sale, or other change in control or ownership structure of a supplier or foundry, strategic divestiture, bankruptcy, insolvency or other financial difficulties, business disruptions (including governmental regulatory and enforcement actions and work stoppages), operational issues, or capacity constraints at a supplier or foundry.

Implementation of our growth strategies may not be successful, which could adversely impact our results of operations.

Our growth strategy includes making strategic investments, including developing new products, adding new programs within our existing markets, and entering new and adjacent markets. For example, in 2025 we expanded the reach of our film capacitors into energy sectors we have not supported historically. Such strategic investments naturally entail significant risks and uncertainties, some of which are beyond our control. We may experience operational delays or encounter higher than expected production costs. In addition, some of our strategic investments depend on relationships with one or a small number of customers that are from particular industries. Any disruption in those customers' businesses, whether as a result of changes in demand for the customers' services, adverse changes in the customer's industry generally, or other challenges, could materially harm the implementation of our investment strategy with regard to a new or adjacent market or technology. We cannot, therefore, provide assurance that each of our strategic investments will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic investments fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

If we are unsuccessful in implementing our acquisition strategy, integrating acquired companies, or managing divestitures and other significant transactions our business and financial results may be adversely effected.

We engage in strategic transactions which naturally entail significant risks and uncertainties, some of which are beyond our control. To the extent we are successful in making acquisitions, we may not realize the expected benefits of our acquisitions, or be able to retain those benefits even if realized. We may not, for example, be able to retain key employees, customers, or suppliers of acquired companies, derive value from acquired technology or assets, and we may experience delays in achieving cost or revenue synergies or encounter higher than expected costs in implementing them. Further, the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify. In addition, we may underestimate the costs or overestimate the benefits that we expect to realize from such acquisitions. We have in the past, and may in the future, consider divesting certain business operations. For example, in 2024 we consummated the sale of our Consumer MEMS Microphone ("CMM") business to Syntiant Corp. Divestitures may involve a number of risks, including an impact on our revenue or profit that is larger than expected. Further, we might have financial exposure in the divested business, such as through our minority equity ownership of Syntiant, our provision of financing to Syntiant, and certain financial or performance guarantees, indemnities, or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. We cannot, therefore, provide assurance that each of our acquisitions, divestitures, or other significant transactions will be accretive or generate anticipated financial returns. If, for any of these or for unforeseen reasons, our strategic transactions fail to meet our expectations or forecasts, our business and results of operations may be materially adversely affected.

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

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, consumer spending rates, rising interest rates, the negative impacts caused by pandemics and public health crises, as well as the potential impacts of geopolitical uncertainties (including the ongoing conflict between Russia and Ukraine, and China-Taiwan relations). As global economic conditions continue to be volatile or economic uncertainty remains, trends in end-user consumer spending also remain unpredictable. Many of our customers purchase our products, particularly in our MSA segment, based on end-user demand from consumers. As a result, unfavorable economic conditions may lead our customers to delay or reduce purchases of our products.

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

Many of our manufacturing operations, research and development operations, vendors, and suppliers are located outside the United States and if we are unable to successfully manage the risks associated with our global operations, our results of operations and financial condition could be negatively impacted. These risks include:

o	labor unrest and strikes, particularly in Asia, where the majority of our manufacturing operations are located;
o	earthquakes, tsunamis, floods, and other natural disasters, or catastrophic events (which may occur with more frequency or greater intensity due to climate change), particularly in Asia, where the majority of our manufacturing operations and suppliers are located;
o	health crises, including epidemics and pandemics, and governmental responses thereto, including by resulting in quarantines, closures, or other disruptions;
o	acts of terrorism or armed conflicts;
o	political or economic instability;
o	government embargoes, trade restrictions, and import and export controls; and
o	transportation delays and interruptions.

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

Risks Related to Intellectual Property, Cybersecurity, and Technology

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

Issues related to the use of artificial intelligence may present business, compliance, or reputational risks.

Recent technological advances in artificial intelligence ("AI") and machine-learning technology present new opportunities for innovation and efficiency, but also pose new risks. As the field of AI is rapidly developing, the global regulatory and legal landscape is evolving. As we introduce these technologies into our internal processes, we seek to use AI responsibly and to manage the ethical and legal issues associated with it. We may be unsuccessful in managing these issues, which could present business, compliance, or reputational risks. In addition, our competitors may be more effective at using AI in their operations, products and services, which may put us at a competitive disadvantage.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2025, our closing stock price ranged from a high of $24.41 per share to a low of $12.76 per share. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, market conditions in our industry, announcements that we, our competitors, our vendors, or our customers may make regarding their operating results, technological innovations, and the gain or loss of customers, or key opportunities. Our common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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

Governance

The Audit Committee of the Board of Directors considers cybersecurity risk and other information technology risk as part of its risk oversight function. Our head of Internal Audit reports directly to the Audit Committee and is responsible for reviewing with the Committee our company-wide enterprise risk assessment, which includes an evaluation of cybersecurity risks and threats. In addition, the Audit Committee separately receives regular reports from our Chief Information Officer on, among other things, our cybersecurity risks and threats, the status of projects to strengthen our information security systems, and assessments of our security program. The Chair of the Audit Committee regularly reports to the full Board regarding its activities, including those related to our cybersecurity risk management program.

Our management team, led by our Vice President and Chief Information Officer ("CIO"), has operational responsibility for our cybersecurity and information security framework and risk management. Our CIO has extensive cybersecurity knowledge and skills gained from various roles in information technology and security for over 30 years, including serving as the Chief Information Officer at two large public companies. Our CIO is supported by a team of enterprise information system and security risk professionals. The CIO receives regular updates on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation. He, in turn, provides regular updates on these matters to our Chief Financial Officer and our Chief Transformation Officer and works closely with our Legal department to oversee compliance with legal, regulatory, and contractual security requirements. In addition, in conjunction with Internal Audit, our CIO supervises any retained external cybersecurity consultants.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Itasca, Illinois. Our material properties used in connection with manufacturing, sales, research and development, and corporate administrative operations, and the segments served at that facility, are as follows:

Location	Principal Function(s)	Owned or Leased	Segment	Square Footage (in thousands)
Suzhou, China (1)	Manufacturing and administrative	Leased	PD, MSA	284
Cebu, the Philippines	Manufacturing and administrative	Owned	MSA	215
Liberty, South Carolina	Manufacturing, sales, and administrative	Owned	PD	167
Mexicali, Baja California, Mexico	Manufacturing and administrative	Leased	PD	165
Cazenovia, New York	Manufacturing, research and development, sales, and administrative	Owned	PD	133
New Bedford, Massachusetts	Manufacturing and distribution center	Leased	PD	124
Penang, Malaysia (1)	Manufacturing and administrative	Owned	MSA	96
Itasca, Illinois	Corporate headquarters, research and development, sales, and administrative	Owned	PD, MSA	95
(1) The total square footage (in thousands) for our facilities in China and Malaysia is 495 and 187, respectively. Subsequent to the sale of the Consumer MEMS Microphones business to Syntiant Corp. on December 27, 2024, we lease space in these facilities to the buyer. The square footage above reflects the space in each facility that is occupied by Knowles.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth information regarding our executive officers, as of February 9, 2026.

Name	Age	Positions Held

Jeffrey S. Niew	59	President & Chief Executive Officer (since September 2013), member of our Board of Directors (since February 2014)

John S. Anderson	62	Senior Vice President & Chief Financial Officer (since December 2013)

Raymond D. Cabrera	59	Senior Vice President & Chief Human Resources Officer (since February 2014)

Daniel J. Giesecke	58	Senior Vice President & Chief Operating Officer (since February 2014)

Robert J. Perna	62	Senior Vice President, General Counsel & Secretary (since May 2019)

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

Holders

The number of holders of record of our common stock as of February 5, 2026 was approximately 607.

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

Below is a summary of share repurchases for the three months ended December 31, 2025:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
November 2025	451,291	$22.16	451,291	$129.0

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

Comparison of Cumulative Total Return*
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Knowles Corp.
Russell 2000
Dow Jones U.S. Electrical Components & Equipment

Data Source: NYSE
*Total return assumes reinvestment of dividends.
The graph assumes $100 invested on December 31, 2020 in Knowles Corporation common stock, the Dow Jones U.S. Electrical Components & Equipment Index, and the Russell 2000 index.

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

Our Business

We are a leading manufacturer of specialty electronic components. We design parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, we enable businesses to succeed in the most demanding applications across medtech, defense, industrial, and electrification/energy markets. Our high performance capacitors, radio frequency ("RF") filters, advanced medtech microphones, and balanced armature speakers enable and enhance the performance of technologies with the power to change, improve, and save lives. Our focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enables us to deliver customized solutions across multiple applications. References to "Knowles," the "Company," "we," "our," or "us" refer to Knowles Corporation and its consolidated subsidiaries, unless the context otherwise requires.

We sell our products directly to original equipment manufacturers ("OEMs") and to their contract manufacturers and suppliers and through distributors worldwide.

Recent Developments

In May 2025, we held an investor day to announce the progress that we have made on our transformation into a premier industrial technology company. Our strategic plan over the last five years was deliberate and paced, starting with a significant shift in investing in research and development and capital expenditures on core technologies. This resulted in a reduction in investment in the consumer market, and an increased investment in our MSA and PD segments. We have aligned our product profile toward the medtech, defense, industrial, and electrification/energy markets, where we see favorable trends. As we focus on what we do best, designing custom engineered products and delivering them at scale for customers and markets that value our solutions, we believe that we are well-positioned for future growth.

Our Business Segments

At December 31, 2025, we had two reporting segments: (i) PD and (ii) MSA. These segments were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 280 - Segment Reporting. These segments are aligned around similar product applications serving our key end markets to enhance focus on end market growth strategies.

•PD Segment
Our PD segment specializes in the custom design and delivery of high performance capacitor products and RF solutions primarily serving the defense, industrial, medtech, and electrification/energy markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

•MSA Segment
Our MSA segment designs and manufactures balanced armature speakers and microphones used in hearing health and specialty audio applications that serve the medtech and industrial markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

Non-GAAP Financial Measures

In addition to the generally accepted accounting principles ("GAAP") financial measures included in this item, we have presented certain non-GAAP financial measures. We use non-GAAP measures as supplements to our GAAP results of operations in evaluating certain aspects of our business, and our executive management team and Board of Directors focus on non-GAAP items as key measures of our performance for business planning purposes. These measures assist us in comparing our performance between various reporting periods on a consistent basis, as these measures remove from operating results the impact of items that, in our opinion, do not reflect our core operating performance. We believe that our presentation of non-GAAP financial measures is useful because it provides investors and securities analysts with the same information that we use internally for purposes of assessing our core operating performance. The Company does not consider these non-GAAP financial measures to be a substitute for the information provided by GAAP financial results. For a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures, see the reconciliation included herein.

Results of Operations

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenues	$593.2	$553.5	$456.8

Gross profit	$256.3	$234.8	$203.8
Non-GAAP gross profit	$263.7	$245.4	$207.7

Earnings from continuing operations before interest and income taxes	$73.3	$51.0	$42.7
Adjusted earnings from continuing operations before interest and income taxes	$120.1	$107.9	$88.2

Provision for (benefit from) income taxes	$13.1	$11.3	$(28.3)
Non-GAAP provision for income taxes	$13.1	$7.7	$18.3

Earnings from continuing operations	$50.9	$23.4	$65.6
Non-GAAP net earnings	$97.7	$83.9	$64.5

Diluted earnings per share from continuing operations	$0.58	$0.26	$0.72
Non-GAAP diluted earnings per share	$1.11	$0.92	$0.69

Revenues

Revenues for the year ended December 31, 2025 were $593.2 million, compared with $553.5 million for the year ended December 31, 2024, an increase of $39.7 million or 7.2%. PD revenues increased $28.9 million due to higher demand from the medtech, defense, electrification/energy, and industrial markets, as well as higher average pricing. MSA revenues increased $10.8 million, primarily due to higher shipping volumes of metal cans that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM, and higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products.

Cost of Goods Sold

Cost of goods sold ("COGS") for the year ended December 31, 2025 was $332.5 million, compared with $316.8 million for the year ended December 31, 2024, an increase of $15.7 million or 5.0%. This increase was primarily due to higher shipping volumes, unfavorable product mix, and lower than expected yields in our CD business as we ramped up our specialty film product line, partially offset by company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, a reduction of CD-related acquisition and production transfer costs, and lower precious metal costs.

Impairment Charges

During the year ended December 31, 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Restructuring Charges

During the year ended December 31, 2025, we recorded restructuring charges of $0.8 million within Gross profit and $3.0 million within Operating expenses, primarily related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of CMM. For additional information, refer to Note 9. Restructuring and Related Activities to our Consolidated Financial Statements.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the year ended December 31, 2025 was $256.3 million, compared with $234.8 million for the year ended December 31, 2024, an increase of $21.5 million or 9.2%. Gross profit margin (gross profit as a percentage of revenues) for the year ended December 31, 2025 was 43.2%, compared with 42.4% for the year ended December 31, 2024. The increase in gross profit and gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, a reduction of CD-related acquisition and production transfer costs, higher average pricing in PD, and lower precious metal costs, partially offset by unfavorable product mix, lower-than-expected yields in our CD business as we ramped up our specialty film product line, lower average pricing on mature products in the MSA business, and impairment charges in 2025.

Non-GAAP gross profit for the year ended December 31, 2025 was $263.7 million, compared with $245.4 million for the year ended December 31, 2024, an increase of $18.3 million or 7.5%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the year ended December 31, 2025 was 44.5%, compared with 44.3% for the year ended December 31, 2024. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, higher average pricing in PD, and lower precious metal costs, partially offset by unfavorable product mix, lower-than-expected yields in our CD business as we ramped up our specialty film product line, and lower average pricing on mature products in the MSA business.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2025 and 2024 were $40.2 million and $39.5 million, respectively, an increase of $0.7 million or 1.8%. Research and development expenses as a percentage of revenues for the years ended December 31, 2025 and 2024 was 6.8% and 7.1%. The increase in expenses was primarily driven by increased development activities as we continue to invest in our businesses and higher incentive compensation. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2025 were $142.8 million, compared with $142.0 million for the year ended December 31, 2024, an increase of $0.8 million or 0.6%. Selling and administrative expenses as a percentage of revenues for the years ended December 31, 2025 and 2024 were 24.1% and 25.7%, respectively. The increase in expenses was primarily driven by the acceleration of stock-based compensation expense for employees who are nearing or have reached retirement eligibility and higher incentive compensation, partially offset by a reduction of CD-related acquisition costs, the benefits of restructuring actions, and reduced intangible amortization costs. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense, net for the year ended December 31, 2025 was $9.3 million, compared with $16.3 million for the year ended December 31, 2024, a decrease of $7.0 million or 42.9%. The decrease is due to lower imputed interest expense on our Seller Note from the CD acquisition, a lower outstanding revolving credit facility balance, and lower interest rates during the year ended December 31, 2025. For additional information on borrowings and interest expense, refer to Note 11. Borrowings to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Dividend Income

Dividend income for the year ended December 31, 2025 was $6.2 million due to a non-cash dividend on the Syntiant investment in the form of additional Series D-2 shares.

Other Expense, net

Other expense for the year ended December 31, 2025 was $3.2 million, compared with $0.8 million for the year ended December 31, 2024, a change of $2.4 million. Expense in both 2025 and 2024 is primarily due to unfavorable foreign currency exchange rate changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") for the year ended December 31, 2025 was 20.5% or a $13.1 million tax provision, compared with 32.6% or a $11.3 million tax provision for the year ended December 31, 2024. The change in the ETR was primarily related to a decrease in U.S. Subpart F income and U.S. Global Intangible Low-Taxed Income inclusions compared to 2024. The change in ETR was also impacted by the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR for the year ended December 31, 2025 was 11.8% or a $13.1 million tax provision, compared with 8.4% or a $7.7 million tax provision for the year ended December 31, 2024. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits compared to the prior year. As of December 31, 2025, the foreign tax credits have been fully utilized, and we expect the future non-GAAP ETR to increase.

On July 4, 2025, the One Big Beautiful Bill Act was signed into U.S. federal law. The One Big Beautiful Bill Act did not have a material impact on the Company’s fiscal 2025 financial statements and, based on our analysis, we do not anticipate a material impact on subsequent years.

Earnings from Continuing Operations

Earnings from continuing operations for the year ended December 31, 2025 was $50.9 million, compared with $23.4 million for the year ended December 31, 2024, an increase of $27.5 million. As described above, the increase was primarily due to higher gross profit, lower interest expense, and dividend income recorded in 2025, partially offset by higher operating expenses, other expense, and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings before interest and income taxes from continuing operations ("EBIT") for the year ended December 31, 2025 was $73.3 million, compared with $51.0 million for the year ended December 31, 2024, an increase of $22.3 million or 43.7%. EBIT margin (EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2025 was 12.4%, compared with 9.2% for the year ended December 31, 2024. The increase in EBIT and EBIT margin was primarily due to improved operating leverage on higher revenues, higher gross profit, and dividend income recorded in 2025.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the year ended December 31, 2025 was $120.1 million, compared with $107.9 million for the year ended December 31, 2024, an increase of $12.2 million or 11.3%. Adjusted EBIT margin (adjusted EBIT from continuing operations as a percentage of revenues) for the year ended December 31, 2025 was 20.2%, compared with 19.5% for the year ended December 31, 2024. The increase in Adjusted EBIT and Adjusted EBIT margin was primarily due to improved operating leverage on higher revenues and higher non-GAAP gross profit.

Loss from Discontinued Operations, net

Loss from discontinued operations for the year ended December 31, 2025 was $6.7 million, compared with a loss of $261.2 million for the year ended December 31, 2024. Loss from discontinued operations for the year ended December 31, 2025 was primarily driven by adjustments to the loss on sale of CMM and tax expense. Loss from discontinued operations for the year ended December 31, 2024 was primarily driven by CMM goodwill impairment charges and tax expense, partially offset by income from CMM operations prior to disposal and a gain on sale of technology. For additional information, refer to Note 2. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share

Diluted earnings per share from continuing operations was $0.58 for the year ended December 31, 2025, compared with $0.26 for the year ended December 31, 2024, an increase of $0.32. As described above, the improvement is primarily due to higher gross profit, lower interest expense, dividend income recorded in 2025, and reduced share count, partially offset by higher operating expenses, other expense, and income tax expense.

Non-GAAP diluted earnings per share for the year ended December 31, 2025 was $1.11, compared with $0.92 for the year ended December 31, 2024, an increase of $0.19. As described above, the improvement is primarily due to higher non-GAAP gross profit, lower interest expense, and reduced share count, partially offset by higher non-GAAP income tax expense, non-GAAP operating expenses, and other expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Gross profit	$256.3	$234.8	$203.8
Stock-based compensation expense	1.5	1.5	1.6
Impairment charges	3.6	—	—
Restructuring charges	0.8	1.9	1.1
Production transfer costs (2)	1.6	3.8	0.4
Acquisition-related costs (3)	—	2.3	0.8
Transition services credit (4)	(0.9)	—	—
Other (5)	0.8	1.1	—
Non-GAAP gross profit	$263.7	$245.4	$207.7

Net earnings from continuing operations	$50.9	$23.4	$65.6
Interest expense, net	9.3	16.3	5.4
Provision for (benefit from) income taxes	13.1	11.3	(28.3)
Earnings from continuing operations before interest and income taxes	73.3	51.0	42.7
Stock-based compensation expense	28.4	22.2	22.8
Intangibles amortization expense	16.2	17.0	7.5
Impairment charges	3.6	—	—
Restructuring charges	3.8	3.4	3.3
Production transfer costs (2)	1.7	4.2	0.4
Acquisition-related costs (3)	0.8	8.4	9.4
Transition services credit (4)	(2.0)	—	—
Dividend income (6)	(6.2)	—	—
Other (5)	0.5	1.7	2.1
Adjusted earnings from continuing operations before interest and income taxes	$120.1	$107.9	$88.2

Provision for (benefit from) income taxes	$13.1	$11.3	$(28.3)
Income tax effects of non-GAAP reconciling adjustments (7)	—	(3.6)	46.6
Non-GAAP provision for income taxes	$13.1	$7.7	$18.3

Net earnings from continuing operations	$50.9	$23.4	$65.6
Non-GAAP reconciling adjustments (8)	46.8	56.9	45.5
Income tax effects of non-GAAP reconciling adjustments (7)	—	(3.6)	46.6
Non-GAAP net earnings	$97.7	$83.9	$64.5

Diluted earnings per share from continuing operations	$0.58	$0.26	$0.72
Earnings per share non-GAAP reconciling adjustment (7) (8) (9)	0.53	0.66	(0.03)
Non-GAAP diluted earnings per share (9)	$1.11	$0.92	$0.69

Diluted average shares outstanding	88.0	90.1	91.6
Non-GAAP adjustment (9) (10)	0.4	1.3	1.5
Non-GAAP diluted average shares outstanding (9) (10)	88.4	91.4	93.1

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
(6)    During the year ended December 31, 2025, the Company recorded a non-cash dividend on the Syntiant investment in the form of additional Series D-2 shares with a value of $6.2 million.
(7)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments. In 2023, these adjustments include one-time tax benefits.
(8)    The non-GAAP reconciling adjustments include stock-based compensation expense, intangibles amortization expense, impairment charges, restructuring charges, production transfer costs, acquisition-related costs, and other expenses, partially offset by dividend income and a credit to transition services.
(9)    In the third quarter of 2025, the Company modified its calculation method of non-GAAP diluted average shares outstanding to exclude the potential dilution impact from performance share units ("PSUs") as these equity awards have not yet been earned. Our PSUs are market-based awards and have fluctuated based on the Company's total shareholder return performance relative to the Russell 2000 during the measurement period. The calculation methodology change in non-GAAP diluted average shares outstanding increased non-GAAP diluted earnings per share by $0.01 for the year ended December 31, 2024.
(10)    The number of shares used in the diluted average shares outstanding calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. Non-GAAP diluted average shares outstanding also excludes the impact of certain equity awards that are not yet earned.

Segment Results of Operations

Precision Devices

	Years Ended December 31,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$328.9		$300.0		$221.4

Earnings from continuing operations before interest and income taxes	$37.6	11.4%	$14.8	4.9%	$25.0	11.3%
Stock-based compensation expense	4.8		2.7		3.5
Intangibles amortization expense	16.2		17.0		7.5
Restructuring charges	2.2		3.4		2.5
Production transfer costs (1)	1.7		4.2		0.4
Acquisition-related costs (2)	0.8		7.4		1.6
Other	—		0.5		—
Adjusted earnings from continuing operations before interest and income taxes	$63.3	19.2%	$50.0	16.7%	$40.5	18.3%

(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses are related to the acquisition of CD. These expenses include ongoing costs to facilitate integration and the amortization of fair value adjustments to inventory.

Revenues

PD revenues were $328.9 million for the year ended December 31, 2025, compared with $300.0 million for the year ended December 31, 2024, an increase of $28.9 million or 9.6%. Revenues increased due to higher demand from the medtech, defense, and industrial markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT from continuing operations was $37.6 million for the year ended December 31, 2025, compared with $14.8 million for the year ended December 31, 2024, an increase of $22.8 million or 154.1%. EBIT margin for the year ended December 31, 2025 was 11.4%, compared with 4.9% for the year ended December 31, 2024. The increases were primarily due to higher gross profit and lower operating expenses. The gross profit increase was primarily driven by higher shipping volumes, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, higher product cost reductions, higher average pricing, lower CD-related acquisition and production transfer costs, reduced precious metal costs and restructuring charges, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramped up our specialty film product line. The lower operating expenses were primarily driven by a reduction of CD acquisition-related costs, partially offset by higher incentive and stock-based compensation.
PD Adjusted EBIT was $63.3 million for the year ended December 31, 2025, compared with $50.0 million for the year ended December 31, 2024, an increase of $13.3 million or 26.6%. Adjusted EBIT margin for the year ended December 31, 2025 was 19.2%, compared with 16.7% for the year ended December 31, 2024. The increases were primarily due to higher non-GAAP gross profit and lower non-GAAP operating expenses. The non-GAAP gross profit increase was primarily driven by higher shipping volumes, increased factory capacity utilization in our ceramic capacitor and RF filter businesses, higher product cost reductions, higher average pricing, and lower precious metal costs, partially offset by unfavorable product mix and lower than expected yields in our CD business as we ramped up our specialty film product line. The lower non-GAAP operating expenses were primarily driven by a reduction of CD acquisition-related costs, partially offset by higher incentive compensation.

MedTech & Specialty Audio

	Years Ended December 31,
(in millions)	2025	Percent of Revenues	2024	Percent of Revenues	2023	Percent of Revenues
Revenues	$264.3		$253.5		$235.4

Earnings from continuing operations before interest and income taxes	$92.7	35.1%	$97.5	38.5%	$86.5	36.7%
Stock-based compensation expense	5.7		4.8		3.5
Impairment charges	3.6		—		—
Restructuring charges	0.4		—		—
Adjusted earnings from continuing operations before interest and income taxes	$102.4	38.7%	$102.3	40.4%	$90.0	38.2%

Revenues

MSA revenues were $264.3 million for the year ended December 31, 2025, compared with $253.5 million for the year ended December 31, 2024, an increase of $10.8 million or 4.3%. Revenues increased primarily due to higher shipping volumes of metal cans that we manufacture and sell to Syntiant as part of our supply agreement associated with the sale of CMM and higher shipping volumes into the specialty audio market, partially offset by lower average pricing on mature products.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT from continuing operations was $92.7 million for the year ended December 31, 2025, compared with $97.5 million for the year ended December 31, 2024, a decrease of $4.8 million or 4.9%. EBIT margin for the year ended December 31, 2025 was 35.1%, compared with 38.5% for the year ended December 31, 2024. The decreases were primarily due to lower gross profit and higher operating expenses. The gross profit decrease was primarily due to lower average pricing on mature products, higher factory costs, unfavorable product mix, impairment charges recorded in the second quarter of 2025, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by product cost reductions and higher shipping volumes of specialty audio products. The higher operating expenses were primarily driven by dis-synergies following the sale of CMM and higher stock-based compensation.

MSA Adjusted EBIT of $102.4 million for the year ended December 31, 2025 was relatively flat compared with $102.3 million for the year ended December 31, 2024. Adjusted EBIT margin for the year ended December 31, 2025 was 38.7%, compared with 40.4% for the year ended December 31, 2024. The decrease in Adjusted EBIT margin was driven by lower average pricing on mature products, higher factory costs, unfavorable product mix, and the impact of higher shipping volumes of our lower margin metal can products to Syntiant, partially offset by product cost reductions and higher shipping volumes of specialty audio products. The increase in operating expenses was primarily driven by dis-synergies following the sale of CMM.

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

On December 27, 2024, we completed the sale of CMM to Syntiant for approximately $141.9 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment is still being finalized and is subject to change. For additional information, refer to Note 2. Discontinued Operations to our Consolidated Financial Statements. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million that Syntiant may apply to specified separation costs post-closing. As the balance of the separation credit is now below the $7.0 million contractual threshold, costs will be shared equally by the Company and Syntiant. For additional information, refer to Note 1. Summary of Significant Accounting Policies to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.

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

On September 25, 2023, the Company amended its Amended and Restated Credit Agreement (the "A&R Credit Agreement") to, among other things, (a) permit the Company in connection with the acquisition of Cornell Dubilier, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of $122.9 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Cornell Dubilier, LLC (the “Acquisition Assets”), which matured two years after the effective date of such Seller Note (the “Seller Note Maturity Date”) and (b) extend the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

On February 8, 2023, we entered into the A&R Credit Agreement that amends and restates the prior Credit Agreement (the "2020 Credit Agreement"), which provides for a senior secured revolving credit facility with borrowings in an aggregate principal amount at any time outstanding not to exceed $400.0 million. As of December 31, 2025, outstanding borrowings under the Credit Facility were $114.0 million. At any time during the term of the Credit Facility, we may request to increase the commitments under the Credit Facility or to establish one or more incremental term loan facilities under the Credit Facility in an aggregate principal amount not to exceed the sum of $200.0 million, plus additional amounts, so long as the senior secured leverage ratio does not exceed 2.00 to 1.00. Commitments under the Credit Facility will terminate, and loans outstanding thereunder will mature, on February 8, 2028. For additional information, refer to Note 11. Borrowings to our Consolidated Financial Statements.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced that its Board of Directors had increased its share repurchase authorization by an additional $150.0 million in additional aggregate value. At December 31, 2025, we have $129.0 million remaining that may yet be purchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2025, 2024, and 2023 we repurchased 3,571,865, 2,987,697, and 2,851,604 shares of common stock, respectively, for a total of $65.0 million, $53.7 million, and $47.5 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows are presented on a consolidated basis (including discontinued operations). Cash flows are summarized in the following table:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net cash flows provided by (used in):
Operating activities	$114.0	$130.1	$122.7
Investing activities	(31.6)	45.2	(141.6)
Financing activities	(158.9)	(132.0)	58.2
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.5)	(0.2)
Net (decrease) increase in cash and cash equivalents	$(75.9)	$42.8	$39.1

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, dividend income, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2025 is primarily due to $32.5 million of payments in 2025 to settle supplier obligations and separation costs related to CMM, the absence of $24.4 million of cash generated by CMM in 2024, and an increase in net working capital. This decrease was partially offset by higher 2025 earnings from continuing operations and customer prepayments of $19.8 million. In addition, the Company's 2025 payments for taxes, interest, incentive compensation, and restructuring charges were all lower than 2024.

Investing Activities

The cash used in investing activities during 2025 was driven by capital expenditures, which is primarily driven by capacity expansion related to our specialty film product line and cost savings. The cash provided by investing activities in 2024 is driven by the proceeds from the sale of CMM and proceeds from the sale of technology, partially offset by capital expenditures and payments to finance the seller loan to Syntiant in conjunction with the sale of CMM.

Our 2025, 2024, and 2023 capital expenditures attributable to continuing operations as a percentage of revenues (see Adjusted free cash flows below) were 5.4%, 2.1%, and 2.7%, respectively. In 2026, we expect capital expenditures to be in the range of 4% to 5% of revenues. We expect to fund these capital expenditures through our existing cash balances and cash flows from operating activities.

Financing Activities

Cash used in financing activities during 2025 is primarily related to the $72.7 million payment on the CD Seller Note, $65.0 million of repurchases of common stock, $20.0 million net payments on the revolving credit facility, and $7.4 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $6.7 million from the exercise of options. Cash used in financing activities during 2024 is primarily related to $53.7 million of repurchases of common stock, the $50.0 million payment on the CD Seller Note, $26.0 million net payments on the revolving credit facility, and $6.6 million payment of taxes related to net share settlement of equity awards, partially offset by proceeds of $5.8 million from the exercise of options.

Adjusted Free Cash Flow

In addition to measuring cash flow generation based on the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows (including discontinued operations), Knowles also measures adjusted free cash flow and adjusted free cash flow as a percentage of revenues. Adjusted free cash flow is defined as non-GAAP net cash attributable to continuing operations less non-GAAP capital expenditures attributable to continuing operations. Non-GAAP net cash attributable to continuing operations is defined as net cash provided by operating activities less amounts utilized in or provided by discontinued operations. Non-GAAP capital expenditures attributable to continuing operations is defined as capital expenditures less amounts attributable to discontinued operations. Knowles believes these measures are helpful in measuring its cash generated from its continuing operations that is available to repay debt, fund acquisitions, and repurchase Knowles common stock. Adjusted free cash flow and adjusted free cash flow as a percentage of revenues are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other companies in our industry. As such, adjusted free cash flow and adjusted free cash flow as a percentage of revenues should not be considered in isolation from, or as an alternative to, any other liquidity measures determined in accordance with GAAP.

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$114.0	$130.1	$122.7
Amounts utilized in (provided by) discontinued operations	32.5	(24.4)	(43.6)
Non-GAAP net cash attributable to continuing operations	146.5	105.7	79.1

Capital expenditures	(32.1)	(13.6)	(16.9)
Amounts attributable to discontinued operations	—	1.7	4.7
Non-GAAP capital expenditures attributable to continuing operations	(32.1)	(11.9)	(12.2)

Non-GAAP net cash attributable to continuing operations	146.5	105.7	79.1
Non-GAAP capital expenditures attributable to continuing operations	(32.1)	(11.9)	(12.2)
Adjusted free cash flow	$114.4	$93.8	$66.9
Adjusted free cash flow as a % of revenues	19.3%	16.9%	14.6%

In 2025, we generated adjusted free cash flow of $114.4 million compared to adjusted free cash flow in 2024 of $93.8 million. The increase in adjusted free cash flow in 2025 compared to 2024 was primarily due to higher adjusted earnings from continuing operations before interest and income taxes and also due to customer prepayments received in 2025. In addition, the Company's 2025 payments for taxes, interest, incentive compensation, and restructuring charges were all lower than 2024. The increase in adjusted free cash flow was partially offset by an increase in net working capital.

Contingent Obligations

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of its business. Legal contingencies are discussed in Note 14. Commitments and Contingent Liabilities to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual obligations and commitments as of December 31, 2025 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$114.0	$—	$114.0	$—	$—
Operating leases (2)	25.0	5.2	7.9	4.2	7.7
Purchase obligations (3)	50.2	50.2	—	—	—
Finance leases (2)	0.7	0.4	0.3	—	—
Total obligations	$189.9	$55.8	$122.2	$4.2	$7.7

(1) Relates to the maturity of indebtedness under our Revolving Credit Facility; does not give effect to any early repayment of or future amounts which may be drawn under the Revolving Credit Facility.

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

Foreign Currency Exposure

We conduct business through our subsidiaries in many different countries and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, could result in increased foreign exchange exposures. A weakening of foreign currencies relative to the U.S. dollar would adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would be beneficial to the cost of materials, products, and services purchased overseas. A strengthening of foreign currencies relative to the U.S. dollar would positively affect the U.S. dollar value of the Company’s foreign currency-denominated sales, but would have a negative effect on the cost of materials, products, and services purchased overseas. Our foreign currency exposure is primarily driven by our manufacturing activity in lower-cost locations and changes in the Chinese renminbi (yuan), the Malaysian ringgit, the Philippine peso, and the Mexican peso. Based on our current manufacturing activity and to a lesser extent sales, a sustained 10% weakening of the U.S. dollar for a period of one year would reduce our pre-tax earnings by approximately $14.8 million, excluding the impact of our hedging program. See Note 10. Hedging Transactions and Derivative Instruments to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on the Company's hedges of foreign currency exchange rate risk.

Dependence on Key Customers; Utilization of Distributors

The loss of any key customer or a reduction in the purchases of our products by such customers or our large distribution partners and our inability to replace those revenues may have a material adverse effect on our business and financial condition. In addition, if a key customer or distribution partner fails to meet payment obligations, our operating results and financial condition could be adversely affected. Further, our distributors could retain inventory levels that exceed their future anticipated sale, which could adversely impact our future sales to those distributors. Our only customers that accounted for 10% or more of total revenues in 2025 were WS Audiology A/S and TTI, Inc. WS Audiology, a hearing aid manufacturer, accounted for approximately 11%, 14%, and 16% of our revenues attributable to continuing operations for the years ended December 31, 2025, 2024, and 2023, respectively. TTI is a distributor of electromechanical components. For the year ended December 31, 2025, TTI, Inc. accounted for approximately 10% of our revenues attributable to continuing operations. In prior years, TTI accounted for less than 10% of our revenues attributable to continuing operations.

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

Interest Rates

Borrowings under our Revolving Credit Facility are at variable interest rates. A hypothetical 100 basis point increase in interest rates affecting our external variable rate borrowings as of December 31, 2025 would increase our annual interest expense by approximately $1.1 million.

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

Goodwill: The Company tests goodwill for impairment annually as of October 1, or more frequently if there are events or circumstances indicating it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of individual reporting units may exceed their respective fair values. Recoverability of goodwill is measured at the reporting unit level. The Company’s four reporting units are High Performance Capacitors ("HPC"), Radio Frequency Microwave Filters ("RFMW"), Cornell Dubilier ("CD"), and MedTech & Specialty Audio ("MSA").

Management first reviews relevant qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines it is more likely than not that the carrying value of a reporting unit might be impaired, a quantitative analysis is performed.

In the quantitative impairment assessment, fair value is estimated using a discounted cash flow model that includes market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, and other assumptions which are considered reasonable in the discounted cash flow analysis. Significant assumptions used in the model include forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. The fair value measurements for reporting units are based on significant unobservable inputs.

The Company performed a qualitative goodwill impairment test for the HPC, RFMW, and MSA reporting units and a quantitative impairment test for the CD reporting unit as of October 1, 2025. No goodwill impairment charges were recorded in continuing operations during the years ended December 31, 2025, 2024, or 2023.

Fair value measurements require considerable judgment and are sensitive to changes in underlying assumptions. As a result, there can be no assurance that estimates and assumptions made for purposes of the impairment assessment will prove to be an accurate prediction of the future. Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and an increase in the weighted average cost of capital.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Changes in interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units.

Other Intangible and Long-Lived Assets: Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. The Company recorded an impairment charge of $3.6 million during the year ended December 31, 2025 to write down the carrying value of certain machinery and equipment sold to Syntiant Corp. No impairment of other intangible or long-lived assets was recorded for the years ended December 31, 2024 or 2023.

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

At December 31, 2025, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets for certain of our U.S. state tax attributes and determined that it was more likely than not that the deferred tax assets for these attributes would be realized. As a result, we recognized income tax benefit of $2.6 million related to the reversal of our deferred tax valuation allowance during the fourth quarter of 2025.

In 2024, consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and determined that it was more likely than not that the deferred tax asset established for a current year net operating loss in Luxembourg would not be realized. As a result, we recognized income tax expense of $18.2 million (primarily through discontinued operations) related to the accrual of our deferred tax valuation allowance during the fourth quarter of 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

40	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
42	Consolidated Statements of Earnings
43	Consolidated Statements of Comprehensive Earnings
44	Consolidated Balance Sheets
45	Consolidated Statements of Stockholders' Equity
46	Consolidated Statements of Cash Flows
47	Notes to Consolidated Financial Statements
83	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Knowles Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Knowles Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventories - Estimate of Certain Reserves

As described in Notes 1 and 4 to the consolidated financial statements, inventories are stated at the lower cost or net realizable value, determined on the first-in, first-out ("FIFO") basis. As of December 31, 2025, the Company’s inventories balance was $124.6 million net of reserves of $46.4 million, a portion of which related to certain reserves. The value of inventory may decline as a result of surplus inventory, price reductions, or technological obsolescence. It is the Company’s policy to carry reserves against the carrying value of inventory when items have no future demand (obsolete inventory) and additionally, where inventory items on hand have demand, yet have insufficient forecasted activity to consume the entire stock within a reasonable period. Management recognizes reserves against the carrying value of such at-risk inventory items after considering the nature of the risk and any mitigating factors. As disclosed by management, these estimates require judgment with respect to future demand and market conditions.

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
February 9, 2026

We have served as the Company’s auditor since 2013.

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues	$593.2	$553.5	$456.8
Cost of goods sold	332.5	316.8	251.9
Impairment charges	3.6	—	—
Restructuring charges - cost of goods sold	0.8	1.9	1.1
Gross profit	256.3	234.8	203.8
Research and development expenses	40.2	39.5	32.4
Selling and administrative expenses	142.8	142.0	125.8
Restructuring charges	3.0	1.5	2.2
Operating expenses	186.0	183.0	160.4
Operating earnings	70.3	51.8	43.4
Interest expense, net	9.3	16.3	5.4
Dividend income	(6.2)	—	—
Other expense, net	3.2	0.8	0.7
Earnings before income taxes and discontinued operations	64.0	34.7	37.3
Provision for (benefit from) income taxes	13.1	11.3	(28.3)
Earnings from continuing operations	50.9	23.4	65.6
(Loss) earnings from discontinued operations, net	(6.7)	(261.2)	6.8
Net earnings (loss)	$44.2	$(237.8)	$72.4

Earnings per share from continuing operations:
Basic	$0.59	$0.26	$0.72
Diluted	$0.58	$0.26	$0.72

(Loss) earnings per share from discontinued operations:
Basic	$(0.08)	$(2.93)	$0.08
Diluted	$(0.08)	$(2.90)	$0.07

Net earnings (loss) per share:
Basic	$0.51	$(2.67)	$0.80
Diluted	$0.50	$(2.64)	$0.79

Weighted-average common shares outstanding:
Basic	86.4	88.9	90.9
Diluted	88.0	90.1	91.6

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net earnings (loss)	$44.2	$(237.8)	$72.4

Other comprehensive earnings (loss), net of tax

Foreign currency translation:
Foreign currency translation gains (losses) during period	10.7	(2.8)	(6.1)
Reclassification of foreign currency translation gains to earnings upon sale of business	—	(3.4)	—
Total foreign currency translation	10.7	(6.2)	(6.1)

Employee benefit plans:
Actuarial gains (losses) and prior service costs arising during period	0.4	(1.2)	(0.4)
Amortization or settlement of actuarial losses and prior service costs	0.6	0.5	0.5
Net change in employee benefit plans	1.0	(0.7)	0.1

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1.8	(2.5)	(3.9)
Net (gains) losses reclassified into earnings	(0.1)	1.1	2.2
Total cash flow hedges	1.7	(1.4)	(1.7)

Other comprehensive earnings (loss), net of tax	13.4	(8.3)	(7.7)

Comprehensive earnings (loss)	$57.6	$(246.1)	$64.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$54.2	$130.1
Receivables, net of allowances of $0.0 and $0.1	102.8	105.0
Inventories	124.6	118.0
Prepaid and other current assets	9.8	8.3
Total current assets	291.4	361.4
Property, plant, and equipment, net	140.2	130.1
Goodwill	270.3	269.8
Intangible assets, net	141.1	157.4
Operating lease right-of-use assets	19.1	8.6
Investment in affiliate	83.4	77.2
Other assets and deferred charges	105.6	113.7
Total assets	$1,051.1	$1,118.2

Current liabilities:
Current maturities of long-term debt	$—	$68.5
Accounts payable	42.9	58.5
Accrued compensation and employee benefits	29.7	29.4
Operating lease liabilities	4.1	3.9
Other accrued expenses	28.2	33.6
Federal and other taxes on income	1.0	3.7
Total current liabilities	105.9	197.6
Long-term debt	114.0	134.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	16.1	5.8
Other liabilities	38.2	23.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 99,651,892 and 84,887,498 shares issued and outstanding at December 31, 2025, respectively, and 98,551,188 and 87,358,659 shares issued and outstanding at December 31, 2024, respectively	1.0	1.0
Treasury stock - at cost; 14,764,394 and 11,192,529 shares at December 31, 2025 and 2024, respectively	(270.7)	(205.2)
Additional paid-in capital	1,739.6	1,711.9
Accumulated deficit	(569.4)	(613.6)
Accumulated other comprehensive loss	(124.7)	(138.1)
Total stockholders' equity	775.8	756.0
Total liabilities and stockholders' equity	$1,051.1	$1,118.2

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2023	96,431,604	$1.0	(5,353,228)	$(103.3)	$1,665.5	$(448.2)	$(122.1)	$992.9

Net earnings	—	—	—	—	—	72.4	—	72.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7.7)	(7.7)
Repurchase of common stock	—	—	(2,851,604)	(47.5)	—	—	—	(47.5)
Excise tax on repurchase of common stock	—	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation expense	—	—	—	—	29.0	—	—	29.0
Exercise of stock options	195,170	—	—	—	1.6	—	—	1.6
Restricted and performance stock unit settlement, net of tax	670,929	—	—	—	(6.2)	—	—	(6.2)
Balance at December 31, 2023	97,297,703	$1.0	(8,204,832)	$(151.2)	$1,689.9	$(375.8)	$(129.8)	$1,034.1

Net loss	—	—	—	—	—	(237.8)	—	(237.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8.3)	(8.3)
Repurchase of common stock	—	—	(2,987,697)	(53.7)	—	—	—	(53.7)
Excise tax on repurchase of common stock	—	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	—	—	22.8	—	—	22.8
Exercise of stock options	413,756	—	—	—	5.8	—	—	5.8
Restricted and performance stock unit settlement, net of tax	839,729	—	—	—	(6.6)	—	—	(6.6)
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0

Net earnings	—	—	—	—	—	44.2	—	44.2
Other comprehensive earnings, net of tax	—	—	—	—	—	—	13.4	13.4
Repurchase of common stock	—	—	(3,571,865)	(65.0)	—	—	—	(65.0)
Excise tax on repurchase of common stock	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	—	—	—	28.4	—	—	28.4
Exercise of stock options	414,746	—	—	—	6.7	—	—	6.7
Restricted and performance stock unit settlement, net of tax	685,958	—	—	—	(7.4)	—	—	(7.4)
Balance at December 31, 2025	99,651,892	$1.0	(14,764,394)	$(270.7)	$1,739.6	$(569.4)	$(124.7)	$775.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net earnings (loss)	$44.2	$(237.8)	$72.4
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Goodwill impairment	—	262.5	—
Depreciation and amortization	36.3	50.3	46.5
Stock-based compensation	28.4	22.8	29.0
Non-cash interest expense and amortization of debt issuance costs	4.8	8.1	2.0
Impairment charges on fixed assets	3.6	—	—
Loss (gain) on sale of business	2.8	(6.8)	—
Loss (gain) on sale or disposal of fixed assets	0.1	(1.1)	(10.0)
Deferred income taxes	8.9	9.5	(40.3)
Non-cash restructuring charges	—	0.7	(1.8)
Dividend income	(6.2)	—	—
Gain on sale of technology	—	(7.2)	—
Other, net	8.8	1.8	(0.9)
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	1.1	4.0	12.7
Inventories	(5.1)	1.6	11.5
Prepaid and other current assets	(0.7)	1.4	(0.4)
Accounts payable	(18.0)	25.0	6.2
Accrued compensation and employee benefits	(0.2)	3.5	4.0
Other accrued expenses	(6.2)	(3.0)	(2.0)
Accrued taxes	(2.3)	1.6	(0.4)
Other non-current assets and non-current liabilities	13.7	(6.8)	(5.8)
Net cash provided by operating activities	114.0	130.1	122.7

Investing Activities
Proceeds from the sale of business	—	58.0	—
Payment to finance seller loan	—	(6.4)	—
Proceeds from the sale of technology	—	7.2	—
Proceeds from seller loan repayment	0.5	—	—
Acquisitions of businesses (net of cash acquired)	—	—	(136.9)
Acquisition of asset	—	—	(0.3)
Capital expenditures	(32.1)	(13.6)	(16.9)
Proceeds from the sale of property, plant, and equipment	—	—	12.5
Purchase of investments	(1.6)	(0.5)	(0.4)
Proceeds from the sale of investments	1.6	0.5	0.4
Net cash (used in) provided by investing activities	(31.6)	45.2	(141.6)

Financing Activities
Payments under revolving credit facility	(55.0)	(166.0)	(35.0)
Payments under Seller Note	(72.7)	(50.0)	—
Borrowings under revolving credit facility	35.0	140.0	150.0
Repurchase of common stock	(65.0)	(53.7)	(47.5)
Payments of debt issuance costs	—	—	(2.2)
Proceeds from exercise of stock options	6.7	5.8	1.6
Tax on restricted and performance stock unit vesting and stock option exercises	(7.4)	(6.6)	(6.2)
Payments of finance lease obligations	(0.5)	(1.5)	(2.5)
Net cash (used in) provided by financing activities	(158.9)	(132.0)	58.2

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.5)	(0.2)

Net (decrease) increase in cash and cash equivalents	(75.9)	42.8	39.1
Cash and cash equivalents at beginning of period	130.1	87.3	48.2
Cash and cash equivalents at end of period	$54.2	$130.1	$87.3

Supplemental information - cash paid during the year for:
Income taxes	$8.4	$14.9	$10.6
Interest	$8.3	$12.0	$5.4

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Background - Knowles Corporation (NYSE:KN) is a leading manufacturer of specialty electronic components. The Company designs parts that perform unique and critical functions for innovative technologies. Through extreme reliability, custom engineering, and scalable manufacturing, the Company enables businesses to succeed in the most demanding applications across medtech, defense, industrial, and electrification/energy markets. Knowles high performance capacitors, radio frequency ("RF") filters, advanced medtech microphones, and balanced armature speakers enhance the performance of customer products. The Company's focus on the customer, combined with unique technology, proprietary manufacturing techniques, and global operational expertise, enable the Company to deliver innovative solutions across multiple applications. References to "Knowles," "the Company," "we," "our," and "us" refer to Knowles Corporation and its consolidated subsidiaries.

On December 27, 2024, the Company completed the sale of the Consumer MEMS Microphones ("CMM") business to Syntiant Corp. See Note 2. Discontinued Operations for additional information related to this transaction. The Company has classified the results of CMM as discontinued operations for all periods presented.

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

Corrections of Errors - During the year ended December 31, 2025, the Company identified an error in its historical financial results related to stock-based compensation expense for those individuals that are nearing or have reached retirement eligibility as defined by the equity compensation plan. This error resulted in the understatement of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022. During the year ended December 31, 2025, the Company corrected its stock-based compensation expense, which resulted in increases to Selling and administrative expenses of $0.9 million, Research and development expenses of $0.1 million, and Cost of goods sold of $0.1 million. This correction decreased Earnings before income taxes and discontinued operations and Earnings from continuing operations by $1.1 million and $1.0 million, respectively, for the year ended December 31, 2025.

In addition, during the year ended December 31, 2025, the Company identified an error in its historical financial results related to working capital adjustments and costs associated with the disposal of CMM in the fourth quarter of 2024. This error resulted in the overstatement of the gain on disposal of business reflected in Loss from discontinued operations, net during the year ended December 31, 2024. The Company corrected this error during the year ended December 31, 2025, resulting in an increase to Loss from discontinued operations, net of $1.3 million.

The Company evaluated the impact of these errors in accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, and determined that they were not material to the consolidated financial statements for the current year or to any previously reported annual or interim periods.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Syntiant - As partial consideration for the sale of CMM on December 27, 2024, the Company received Series D-2 preferred stock of Syntiant Corp. See Note 2. Discontinued Operations for additional information related to this transaction. The Company accounts for this investment using the cost method, measured at its historical cost, which was the fair value of the consideration received from Syntiant for the sale of CMM, plus any non-cash dividends earned. The balance of this investment was $83.4 million and $77.2 million as of December 31, 2025 and 2024, respectively, and is classified as "Investment in affiliate" on the Consolidated Balance Sheet. During the year ended December 31, 2025, the Company recorded a non-cash dividend on this investment in the form of additional Syntiant Series D-2 shares with a value of $6.2 million, which is reflected as "Dividend income" on the Consolidated Statement of Earnings.

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increased to 13.0%. The balance of this note was $5.9 million and $6.4 million as of December 31, 2025 and 2024, respectively, and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit of up to $13.5 million. Under the terms of the separation cost credit, the Company is required to reimburse Syntiant 100% for the first $7.0 million of separation costs incurred and 50% for those costs in excess of $7.0 million, up to the maximum established separation cost credit of $13.5 million. The balance of the separation cost credit was $4.8 million and $13.5 million at December 31, 2025 and 2024, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. As the balance of the separation cost credit is now below the $7.0 million contractual threshold, future costs will be shared equally by the Company and Syntiant.

The Company leases portions of its facilities to Syntiant, for which lease payments to date of $2.8 million have been applied to the separation credit. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled $5.2 million and $0.3 million at December 31, 2025 and 2024, respectively.

The Company recognized revenue totaling $17.3 million during the year ended December 31, 2025 related to transactions with Syntiant. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $4.2 million and $1.8 million due from Syntiant at December 31, 2025 and 2024, respectively, related to these sales transactions and amounts related to the sale of CMM.

During the year ended December 31, 2025 the Company engaged with Syntiant to sell certain machinery and equipment associated with the MedTech & Specialty Audio segment for a nominal selling price. The Company recorded an impairment charge of $3.6 million for the year ended December 31, 2025 to write down the carrying value of these assets to fair value based on the selling price.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits, and temporary cash investments with original maturities less than three months.

Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses as a result of customers' inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends, and relevant forecasts to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

Recoverability of goodwill is measured at the reporting unit level. The Company has four reporting units - High Performance Capacitors ("HPC"), Radio Frequency Microwave Filters ("RFMW"), Cornell Dubilier ("CD"), and MedTech & Specialty Audio ("MSA"). The goodwill balances associated with these reporting units at December 31, 2025 were as follows: $43.6 million for HPC, $19.6 million for RFMW, $69.4 million for CD, and $137.7 million for MSA.

Management first reviews relevant qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines it is more likely than not that the carrying value of a reporting unit might be impaired, a quantitative analysis is performed.

The quantitative impairment assessment compares the fair value of each reporting unit to its carrying value. Impairment is measured as the amount by which the carrying value of a reporting unit exceeds its fair value. Fair value is estimated using a discounted cash flow model that includes the Company’s market participant assumptions, forecasted future cash flows based on historical performance and future estimated results, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Significant assumptions used in the model included forecasted revenue and terminal growth rates, profit margins, income tax rates, capital expenditures, working capital requirements, and the Company's weighted average cost of capital. These assumptions require significant judgment and actual results may differ from estimated amounts.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company performed a qualitative goodwill impairment test for the HPC, RFMW, and MSA reporting units and a quantitative impairment test for the CD reporting unit as of October 1, 2025 . No goodwill impairment charges were recorded in continuing operations for any reporting unit for the years ended December 31, 2025, 2024, or 2023.

Potential circumstances that could have a negative effect on the fair value of our reporting units include, but are not limited to, lower than forecasted revenue and terminal growth rates, decreased profit margins, higher income taxes, increased capital expenditures, higher working capital requirements, and an increase in the weighted average cost of capital. A reduction in the estimated fair value of the reporting units could trigger an impairment in the future. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and intangible assets.

In testing its indefinite-lived trademarks for impairment, the Company uses a relief-from-royalty method to calculate and compare the fair value of the intangible asset to its carrying value. This method estimates the fair value of trademarks by calculating the present value of royalty income that could hypothetically be earned by licensing the trademark to a third party. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived trademarks was indicated for the years ended December 31, 2025, 2024, or 2023.

See Note 6. Goodwill and Other Intangible Assets for additional information on goodwill and indefinite-lived intangible assets.

Other Intangible and Long-Lived Assets - Other intangible assets with determinable lives consist primarily of customer relationships, developed technology, and trademarks, which are amortized over estimated useful lives typically ranging from 4 to 15 years.

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

Investment in Affiliate - This investment reflects Series D-2 preferred stock of Syntiant Corp., a non-marketable equity security. This investment is accounted for using the measurement alternative at cost. The carrying amount is remeasured to its fair value when observable price changes occur (observable prices in orderly transactions for an identical or similar investment of the same issuer), or when it is impaired. Any adjustments to the carrying amount are recorded in earnings.

Other Assets and Deferred Charges - Investments in mutual funds of $8.8 million and $7.4 million are included in "Other assets and deferred charges" as of December 31, 2025 and 2024, respectively. These investments are carried at fair value based on quoted prices for identical assets in active markets, resulting in classification within Level 1 of the fair value hierarchy. Gains and losses related to the investments are recorded within the Consolidated Statements of Earnings as a component of "Other (income) expense, net." Other assets and deferred charges also include non-current deferred tax assets.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at end-of-period exchange rates. Revenue and expense items are translated using weighted-average exchange rates. Foreign currency translation gains and losses are included as a component of "Accumulated other comprehensive loss." Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end-of-period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of "Other (income) expense, net."

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities (deferred revenue) primarily relate to arrangements where cash has been collected but transfer of control of all performance obligations to the customer has either partially occurred or not occurred at the balance sheet date. Deferred revenue is classified on the Consolidated Balance Sheet as either a current liability ("Other accrued expenses") or non-current liability ("Other liabilities") based on the timing of when the Company expects to complete the performance obligation.

The terms of a contract or historical business practice can give rise to variable consideration, including customer discounts, rebates, and returns. The Company estimates variable consideration using either the expected value or most likely amount method. We include amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur in a subsequent reporting period. Our estimates of variable consideration are based on all reasonably available information (historical, current, and forecasted). Rebates are recognized over the contract period based on expected revenue levels. Sales discounts and rebates totaled $4.2 million, $4.5 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Returns and allowances totaled $5.5 million, $4.6 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company accounts for shipping and handling activities that occur after control of the related good transfers to the customer as fulfillment activities rather than evaluating such activities as performance obligations. As a result, all shipping and handling costs related to contracts with customers are recognized in "Cost of goods sold" on the Consolidated Statements of Earnings. Additionally, the Company applies the practical expedient allowing incremental costs of obtaining a contract to be expensed as incurred if the amortization period of the resulting asset would have been less than one year. These costs primarily consist of sales commissions; the Company has no such significant costs exceeding the one-year limit for applying the practical expedient.

Receivables, net from contracts with customers were $91.7 million and $89.5 million as of December 31, 2025 and 2024, respectively. See Note 17. Segment Information for disclosures regarding the disaggregation of revenues.

Stock-Based Compensation – The principal awards issued under the stock-based compensation plans include stock options, restricted stock units ("RSUs"), and performance share units ("PSUs"). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis generally over the explicit service period of three years (except for retirement-eligible employees) and is included in "Cost of goods sold," "Research and development expenses," and "Selling and administrative expenses" in the Consolidated Statements of Earnings, depending on the functional area of the underlying employees. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted to employees. The fair value of each RSU granted is equal to the share price at the date of the grant. The fair value of each PSU with a market condition is determined using a Monte Carlo simulation. The related expense for PSUs with market conditions is recognized regardless of the expected attainment as the grant date fair value considers the range of possible stock price and total shareholder return outcomes. The fair value of each PSU with a performance condition is equal to the share price at the date of the grant. The related expense for PSUs with performance conditions is recognized based on the expected attainment of performance targets. Changes in estimates for performance conditions that impact the number of shares expected to vest are recognized prospectively through cumulative adjustments to expense. See Note 13. Equity Incentive Program for additional information related to the Company’s stock-based compensation.

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

Share Repurchases - On February 24, 2020, the Company announced that its Board of Directors had authorized a share repurchase program of up to $100.0 million of the Company's common stock. On April 28, 2022, it announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced that its Board of Directors had increased its share repurchase authorization by an additional $150.0 million in additional aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number, and share price of shares repurchased will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal requirements. Any shares repurchased will be held as treasury stock. During the years ended December 31, 2025, 2024, and 2023, the Company repurchased 3,571,865, 2,987,697, and 2,851,604 shares of common stock, respectively, for a total of $65.0 million, $53.7 million, and $47.5 million, respectively. At December 31, 2025, the Company had $129.0 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable were $2.1 million at December 31, 2025, $1.7 million at December 31, 2024, and $1.1 million at December 31, 2023. These amounts reflect both continuing and discontinued operations. These non-cash amounts are not reflected as Capital expenditures within investing activities of the Consolidated Statements of Cash Flows for the respective periods.

On December 27, 2024, the Company completed the sale of the CMM to Syntiant. The total consideration for this transaction was approximately $141.9 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment is still being finalized and is subject to change. These non-cash amounts are not reflected in "Proceeds from the sale of business" within Investing Activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2024. See Note 2. Discontinued Operations.

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
Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 to enhance the transparency of income tax disclosures. This guidance requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes and the judgment used in categorizing the reconciling items. This guidance also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by those individual jurisdictions equal to or greater than five percent of the total. The Company prospectively adopted this standard beginning with its annual reporting for the year ended December 31, 2025. See Note 12. Income Taxes.

In November 2024, the FASB issued ASU 2024-03 to provide additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This guidance requires that a public business entity disclose amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption presented on the face of the income statement and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard also requires an entity disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This standard is effective for the Company for its annual reporting for the year ended December 31, 2027 and for interim reporting for the three months ended March 31, 2028. Early adoption is permitted. This standard may be applied either prospectively to the financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its financial statements.

In November 2025, the FASB issued ASU 2025-09 to clarify certain aspects of the guidance on hedge accounting, namely (1) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions, (2) including an alternative model for the application of hedge accounting to cash flow hedges of interest payments on certain debt instruments, (3) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets to allow a company to hedge a component of a purchase or sale price or a subcomponent (in addition to hedging overall purchase or sale price), provided certain criteria are met, (4) accommodating differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate ("LIBOR"), and (5) eliminating the recognition and presentation mismatch related to a dual hedge strategy (that is, a hedge for which a foreign-currency denominated debt instrument is both designated as the hedging instrument in a net investment hedge and designated as the hedged item in a fair value hedge of interest rate risk). This standard requires adoption on a prospective basis and is effective for the Company for both interim and annual reporting for the year ended December 31, 2027. The Company does not expect the adoption of this standard to have a significant impact upon the financial statements.

In December 2025, the FASB issued ASU 2025-10 to provide specific authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this guidance require that a government grant received by a business entity should not be recognized until (1) it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. Adoption of this standard is required using either a modified prospective, modified retrospective, or a retrospective approach. This standard is effective for the Company for both interim and annual reporting for the year ended December 31, 2029. The Company does not expect the adoption of this standard to have a significant impact upon the financial statements.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Discontinued Operations

On December 27, 2024, the Company completed the sale of CMM to Syntiant. The total consideration for this transaction was approximately $141.9 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment is still being finalized and is subject to change. The Company incurred costs to sell related to this transaction of $5.8 million and reclassified $3.4 million of gains from Accumulated other comprehensive loss to earnings upon the sale of CMM.

The Company recorded net adjustments of $2.8 million to the loss on disposal of CMM during the year ended December 31, 2025. This amount includes losses of $1.8 million ($1.3 million, net of tax) related to working capital adjustments and costs associated with the transaction that occurred in the fourth quarter of 2024, but were not recorded at that time. See also Note 1. Summary of Significant Accounting Policies.

The Company shares in certain separation costs pursuant to a credit for up to $13.5 million that Syntiant may apply to specified separation costs post-closing.

The disposition of CMM meets the criteria described in ASC 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has classified the results of operations of CMM as discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Results of the Company’s discontinued operations were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Revenues	$—	$269.3	$256.2
Cost of goods sold	0.6	195.7	189.0
Gain on sale of fixed assets	—	(1.1)	(10.0)
Restructuring charges - cost of goods sold	—	(0.2)	(2.4)
Gross profit	(0.6)	74.9	79.6
Research and development expenses	0.4	38.1	46.1
Selling and administrative expenses	0.9	27.1	24.5
Goodwill impairment	—	262.5	—
Restructuring charges	—	—	1.3
Operating expenses	1.3	327.7	71.9
Operating (loss) earnings	(1.9)	(252.8)	7.7
Loss (gain) on disposal of business	2.8	(1.7)	—
Gain on sale of technology, net	—	(5.4)	—
(Loss) earnings from discontinued operations before taxes	(4.7)	(245.7)	7.7
Provision for income taxes	2.0	15.5	0.9
(Loss) earnings from discontinued operations, net	$(6.7)	$(261.2)	$6.8

The Company recorded goodwill impairment charges of $262.5 million during the year ended December 31, 2024 to write down the carrying value of CMM to its fair value prior to its disposition.

During the year ended December 31, 2024, the Company sold certain technology related to CMM to a third party for total proceeds of $7.2 million. After transaction costs of $1.8 million, the Company recognized a net gain on the sale of this asset of $5.4 million during the year ended December 31, 2024. This gain is reflected as “Gain on sale of technology, net” in the results of discontinued operations above.

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

As the Consolidated Statement of Cash Flows includes the results of CMM in its net cash provided by (used in) operating, investing, and financing activities, the Company has provided the following information related to CMM in accordance with ASC 205-20:

	Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation (1)	$—	$8.2	$14.3
Amortization of intangible assets (1)	—	4.5	6.0
Capital expenditures	—	1.7	4.7
(1) CMM was classified as held-for-sale as of September 30, 2024. At that time, the Company ceased to record depreciation and amortization for its long-lived assets in connection with ASC 360, Property, Plant, and Equipment.

Purchases of property, plant, and equipment related to discontinued operations included in accounts payable were $0.6 million and $0.2 million at December 31, 2024 and 2023, respectively. These non-cash amounts are not reflected as "Capital expenditures" above. There were no purchases of property, plant, and equipment related to discontinued operations included in accounts payable during the year ended December 31, 2025.

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

CD is a manufacturer of film, electrolytic, and mica capacitors used in medtech, defense, and industrial electrification applications. The transaction was accounted for as a business combination under ASC 805. The Company has completed the purchase price allocation for the acquisition of CD.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below represents the allocation of the purchase price to net assets acquired as of November 1, 2023:

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
The fair value for customer relationships was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of expected future cash flows less charges representing the contribution of other assets to those cash flows. The fair value for developed technology and trademarks was determined using the relief-from-royalty method under the income approach. The fair value measurements of the intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of customer relationships, developed technology, and trademarks include forecasted revenue and terminal growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. The weighted-average discount rates applied to expected future cash flows to reflect the risks related to intangible assets identified in connection with the CD acquisition were as follows:

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

In accordance with ASC 805, the following unaudited pro-forma summary presents consolidated financial information as if CD had been acquired as of the beginning of the year prior to the acquisition date. The unaudited pro-forma financial information is based on historical results of operations and financial positions of the Company and CD. The pro-forma earnings are adjusted to reflect the comparable impact of depreciation and amortization expense resulting from the fair value measurement of tangible and intangible assets, nonrecurring deal-related costs, employee retention, inventory step-up charges, and interest expense on borrowings to fund the acquisition.

The unaudited pro-forma financial information does not necessarily represent the results that would have occurred had the transaction occurred as of the beginning of the year prior to the acquisition date. In addition, the unaudited pro-forma information should not be deemed to be indicative of future results.

(in millions)	Year Ended December 31, 2023
Revenues:
As reported	$456.8
Pro-forma	565.1
Earnings from continuing operations:
As reported	$65.6
Pro-forma	63.3
Basic earnings per share from continuing operations:
As reported	$0.72
Pro-forma	0.70
Diluted earnings per share from continuing operations:
As reported	$0.72
Pro-forma	0.69

4. Inventories

The following table details the major components of inventories:

(in millions)	December 31, 2025	December 31, 2024
Raw materials	$103.4	$94.2
Work in progress	27.1	26.1
Finished goods	40.5	35.5
Subtotal	171.0	155.8
Less reserves	(46.4)	(37.8)
Total	$124.6	$118.0

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	December 31, 2025	December 31, 2024
Land	$14.1	$14.1
Buildings and improvements	99.1	117.2
Machinery, equipment, and other	294.4	276.7
Subtotal	407.6	408.0
Less accumulated depreciation	(267.4)	(277.9)
Total	$140.2	$130.1

Depreciation expense totaled $20.1 million, $20.6 million, and $18.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

During the year ended December 31, 2025, the Company recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to its selling price. See also "Transactions with Syntiant" in Note 1. Summary of Significant Accounting Policies.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at January 1, 2024	$132.8	$137.7	$270.5
Measurement period adjustments	(0.3)	—	(0.3)
Foreign currency translation	(0.4)	—	(0.4)
Balance at December 31, 2024	132.1	137.7	269.8
Foreign currency translation	0.5	—	0.5
Balance at December 31, 2025	$132.6	$137.7	$270.3

The Company recorded measurement period adjustments totaling $0.3 million to goodwill during the year ended December 31, 2024 related to the 2023 acquisition of CD.
The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	December 31, 2025		December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$2.8	$15.2	$1.7
Customer relationships	118.4	39.5	118.5	27.3
Developed technology	26.3	8.8	26.3	6.0
Other	0.8	0.5	0.8	0.4
Total	160.7	51.6	160.8	35.4
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$141.1		$157.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the weighted average remaining useful lives for the amortizable intangible assets are: trademarks at 12.0 years, customer relationships at 7.4 years, developed technology at 6.9 years, and other at 5.3 years. The weighted average remaining useful life for all amortizable intangible assets was 7.8 years as of December 31, 2025.

Total amortization expense for the years ended December 31, 2025, 2024, and 2023 was $16.2 million, $17.0 million, and $7.5 million, respectively. Amortization expense for the next five years and thereafter, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
2026	$16.0
2027	15.9
2028	15.2
2029	12.8
2030	11.7
2031 and thereafter	37.5
Total	$109.1

7. Leases

The Company has leases for manufacturing, sales, support, and engineering facilities, certain manufacturing and office equipment, and vehicles. The majority of the leases have remaining terms of 1 to 9 years, some of which include options to extend the leases for up to 6 years, and some of which include options to terminate the leases within 1 year. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain facilities to third parties.

The disclosures below include the results of both continuing and discontinued operations. As stated in Note 1. Summary of Significant Accounting Policies, subsequent to the sale of CMM on December 27, 2024, the Company leases portions of its facilities to Syntiant. The portion of right-of-use operating lease assets subleased by Syntiant totaled $5.2 million and $0.3 million at December 31, 2025 and 2024, respectively.

The following table details the components of lease cost:

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost (1)	$6.4	$6.9	$7.9
Finance lease cost:
Amortization of right-of-use assets	0.4	2.3	2.3
Interest on lease liabilities	—	0.1	0.2
Sublease income	(1.0)	(0.2)	(3.3)
Total lease cost	$5.8	$9.1	$7.1
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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents supplemental balance sheet information related to finance leases:

(in millions)	Balance Sheet Line	December 31, 2025	December 31, 2024
Finance lease right-of-use assets	Property, plant, and equipment, net	$0.6	$1.1

Current finance lease liabilities	Other accrued expenses	$0.4	$0.4
Long-term finance lease liabilities	Other liabilities	0.3	0.4
Total finance lease liabilities		$0.7	$0.8

The following table presents supplemental cash flow information related to leases:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.6	$5.7	$9.1
Operating cash flows from finance leases	—	0.1	0.2
Financing cash flows from finance leases	0.5	1.5	2.5
Lease liabilities arising from obtaining right-of-use assets:(2)
Operating leases	$15.8	$2.0	$2.6
Finance leases	0.4	0.2	0.7
(2) Does not include operating lease liabilities of $3.4 million and finance lease liabilities of $0.1 million obtained in the acquisition of CD during the year ended December 31, 2023. See Note 3. Acquisition for more information.

The following table details weighted-average remaining lease terms and discount rates:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.5	2.8
Finance leases	2.4	2.6
Weighted-average discount rate:
Operating leases	6.6%	5.6%
Finance leases	6.5%	5.9%

The following table details maturities of lease liabilities as of December 31, 2025:

(in millions)	Operating Leases	Finance Leases
2026	5.2	0.4
2027	4.6	0.2
2028	3.3	0.1
2029	2.1	—
2030	2.1	—
2031 and thereafter	7.7	—
Total lease payments	25.0	0.7
Less interest	(4.8)	—
Present value of lease liabilities	$20.2	$0.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	December 31, 2025	December 31, 2024
Restructuring and exit costs	$6.0	$5.0
Accrued separation costs (1)	4.8	13.5
Accrued taxes other than income taxes	5.0	2.0
Sales volume rebates	3.3	3.8
Accrued insurance	2.1	1.9
Accrued commissions (non-employee)	2.1	1.7
Current hedging liability	1.5	2.5
Deferred revenue	1.2	1.7
Warranty	0.5	0.6
Current finance lease liabilities	0.4	0.4
Other	1.3	0.5
Total	$28.2	$33.6
(1) In connection with the sale of CMM on December 27, 2024, the Company shares in certain separation costs with the buyer pursuant to a credit of up to $13.5 million that the buyer may apply to specified separation costs post-closing. See Note 2. Discontinued Operations.

The following table details the major components of other liabilities:

(in millions)	December 31, 2025	December 31, 2024
Deferred revenue	$19.8	$—
Deferred compensation, including defined benefit plans	14.9	14.7
Unrecognized tax benefits	3.1	2.5
Long-term finance lease liabilities	0.3	0.4
Restructuring and exit costs	—	4.8
Long-term hedging liability	—	1.0
Other	0.1	0.3
Total	$38.2	$23.7

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning balance, January 1	$0.6	$0.7	$0.4
Provision for warranties	—	—	0.4
Settlements made	(0.1)	(0.4)	(0.3)
Other adjustments, including currency translation	—	0.3	0.2
Ending balance, December 31	$0.5	$0.6	$0.7

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

During the year ended December 31, 2025, the Company recorded restructuring charges of $3.8 million related to headcount reductions across the Company primarily to rightsize operating expenses subsequent to the sale of CMM. The Company recorded $0.8 million in restructuring charges within "Gross profit" and the remaining $3.0 million within "Operating expenses" on the Consolidated Statement of Earnings for the year ended December 31, 2025.

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

The following table details restructuring charges incurred by reportable segment:

	Years Ended December 31,
(in millions)	2025	2024	2023
Precision Devices	$2.2	$3.4	$2.5
MedTech & Specialty Audio	0.4	—	—
Corporate	1.2	—	0.8
Total	$3.8	$3.4	$3.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits (1)	Contract Termination and Other Costs (2)	Total
Balance at January 1, 2023	$—	$19.1	$19.1
Restructuring charges (continuing operations)	3.3	—	3.3
Payments	(2.1)	(0.4)	(2.5)
Other, including foreign currency (3) (4)	0.9	(1.9)	(1.0)
Balance at December 31, 2023	2.1	16.8	18.9
Restructuring charges (continuing operations)	3.4	—	3.4
Payments	(4.4)	(5.7)	(10.1)
Other, including foreign currency (3) (5)	(0.7)	(1.7)	(2.4)
Balance at December 31, 2024	0.4	9.4	9.8
Restructuring charges (continuing operations)	3.8	—	3.8
Payments	(3.0)	(4.9)	(7.9)
Other, including foreign currency	—	0.3	0.3
Balance at December 31, 2025	$1.2	$4.8	$6.0

(1) All accruals for Severance Pay and Benefits are reflected within "Other accrued expenses" on the Consolidated Balance Sheet.
(2) Accruals for Contract Terminations and Other Costs of $4.8 million and $4.6 million were reflected within Other accrued expenses on the Consolidated Balance Sheet at December 31, 2025 and 2024, respectively. The remaining balances are reflected within Other liabilities.

(3) Other activity includes restructuring credits reflected in the results of discontinued operations for the years ended December 31, 2024 and 2023 of $0.2 million and $2.5 million, respectively. There were no restructuring charges reflected in the results of discontinued operations for the year ended December 31, 2025.

(4) Other activity during 2023 includes $1.1 million of reserves assumed by the Company with the acquisition of CD within the PD segment.
(5) Other activity during 2024 includes the non-cash disposal of fixed assets of $0.7 million within the PD segment, as a result of transferring certain capacitors manufacturing to existing facilities to further optimize operations.

The severance and restructuring accruals are recorded in the following line items on the Consolidated Balance Sheets:

(in millions)	December 31, 2025	December 31, 2024
Other accrued expenses	$6.0	$5.0
Other liabilities	—	4.8
Total	$6.0	$9.8

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

Cash Flow Hedging

The Company uses cash flow hedges to minimize the variability in cash flows of assets, liabilities, or forecasted transactions caused by fluctuations in foreign currency exchange rates. These derivatives, which are designated cash flow hedges, are carried at fair value. The changes in their fair values are recorded to "Accumulated other comprehensive income (loss)" ("AOCI") and reclassified to current earnings when the hedge contract matures or becomes ineffective.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
To manage its exposure to foreign currency exchange rates, the Company has entered into currency deliverable forward contracts. These derivative instruments allow the Company to hedge portions of its forecasted funding needs, which are generally expected to occur within the next twelve months and are denominated in currencies other than the U.S. dollar. The Company maintains a foreign currency cash flow hedging program primarily to reduce the risk that the U.S. dollar net cash inflows and non-U.S. dollar net cash outflows will be adversely affected by changes in foreign currency exchange rates. At December 31, 2025 and 2024, the notional value of the derivatives related to currency forward contracts, principally the Chinese yuan, Malaysian ringgit, Philippine peso, Japanese yen, and Mexican peso was $46.9 million and $43.4 million, respectively. The Company presents the impact of foreign exchange contracts qualifying as cash flow hedges within "Cost of goods sold" on the Consolidated Statements of Earnings, which is the same line used to present the earnings effect of the hedged item.

Economic (Non-Designated) Hedging

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency risk. Although these derivatives were not designated or did not qualify for hedge accounting, they are effectively economic hedges. The changes in fair value of these economic hedges are immediately recognized in earnings.

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in non-functional currencies. The Company does not enter into these hedges for speculative reasons. These derivatives are carried at fair value with changes in fair value immediately recognized in earnings within "Other expense (income), net." In addition, these derivative instruments minimize the impact of exchange rate movements on the Company’s balance sheet, as the gains or losses on these derivatives are intended to offset gains and losses from the reduction of the hedged assets and liabilities. At December 31, 2025 and 2024, the notional value of the derivatives related to economic hedging was $181.6 million and $148.7 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of derivative instruments held by the Company are as follows (in millions):

			Derivative Assets (Liabilities)
Hedge Type	Contract Type	Balance Sheet Line	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Cash flow hedges	Foreign exchange contracts	Prepaid and other current assets	$1.1	$0.2
Cash flow hedges	Foreign exchange contracts	Other accrued expenses	(1.4)	(1.6)
Cash flow hedges	Foreign exchange contracts	Other liabilities	—	(1.0)

Derivatives not designated as hedging instruments
Economic hedges	Foreign exchange contracts	Prepaid and other current assets	0.7	—
Economic hedges	Foreign exchange contracts	Other accrued expenses	(0.1)	(0.9)

The pre-tax amount of unrealized gain (loss) recognized in accumulated other comprehensive loss on derivatives designated as hedging instruments is as follows (in millions):

		Years Ended December 31,
Hedge Type	Contract Type	2025	2024	2023
Cash flow hedges	Foreign exchange contracts	$2.4	$(3.3)	$(5.0)

The table above excludes tax expense of $0.6 million for the year ended December 31, 2025, and a tax benefit of $0.8 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

The pre-tax impact of derivatives on the Consolidated Statements of Earnings is as follows (in millions):

		Years Ended December 31,
		2025		2024		2023
Hedge Type	Contract Type	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net	Cost of goods sold	Other expense, net
Total amounts per Consolidated Statements of Earnings		$332.5	$3.2	$316.8	$0.8	$251.9	$0.7

Effect of derivatives designated as hedging instruments
Amount of (gain) loss reclassified from accumulated other comprehensive loss into earnings:
Cash flow hedges	Foreign exchange contracts	(0.2)	—	1.5	—	2.7	—

Effect of derivatives not designated as hedging instruments
Amount of (gain) loss recognized in earnings:
Economic hedges	Foreign exchange contracts	—	(6.4)	—	3.8	—	3.3

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Borrowings

Borrowings consist of the following:

(in millions)	December 31, 2025	December 31, 2024
$400.0 million Revolving Credit Facility	$114.0	$134.0
Seller Note	—	68.5
Total	114.0	202.5
Less current maturities of Seller Note	—	68.5
Total long-term debt	$114.0	$134.0

Total debt principal payments over the next five years are as follows:

(in millions)
2026	—
2027	—
2028	114.0
2029	—
2030	—

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

On September 25, 2023, the Company amended its A&R Credit Agreement to, among other things, (a) permit the Company in connection with the acquisition of CD, to incur senior priority seller financing indebtedness (the “Seller Note”) in an aggregate principal amount of $122.9 million secured by certain assets (including equity interests) acquired in connection with such acquisition and the capital stock of Cornell Dubilier, LLC (the “Acquisition Assets”), which matured two years after the effective date of such Seller Note (the “Seller Note Maturity Date”) and (b) extend the requirement to pledge the Acquisition Assets that would otherwise constitute collateral under the Credit Agreement to the date that is 90 days after the Seller Note Maturity Date. All other terms remain the same as the A&R Credit Agreement dated February 8, 2023.

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At December 31, 2025, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 6.10%, 7.07%, and 6.55% for the years ended December 31, 2025, 2024, and 2023, respectively. The weighted-average commitment fee on the revolving lines of credit was 0.25%, 0.26%, and 0.23% for the years ended December 31, 2025, 2024 and 2023, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million on October 31, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $4.2 million, $7.5 million and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Interest expense and interest income for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Interest expense	$13.0	$20.1	$7.4
Interest income	(3.7)	(3.8)	(2.0)
Interest expense, net	$9.3	$16.3	$5.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Income Taxes

The components of earnings before income taxes and discontinued operations were:

	Years Ended December 31,
(in millions)	2025	2024	2023
Domestic	$60.8	$32.2	$(118.5)
Foreign	3.2	2.5	155.8
Total earnings before income taxes and discontinued operations	$64.0	$34.7	$37.3

Income tax expense (benefit) is comprised of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current:
U.S. Federal	$0.3	$0.9	$(1.8)
State and local	1.0	0.5	0.3
Foreign	5.3	4.0	15.1
Total current tax expense	$6.6	$5.4	$13.6
Deferred:
U.S. Federal	$5.8	$4.5	$(38.8)
State and local	0.7	—	(2.4)
Foreign	—	1.4	(0.7)
Total deferred tax expense (benefit)	6.5	5.9	(41.9)
Total income tax expense (benefit)	$13.1	$11.3	$(28.3)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has adopted ASU 2023-09 prospectively as of the year ended December 31, 2025. The reconciliation of income tax expense at the U.S. Federal income tax rate to the Company’s actual income tax expense (benefit) was as follows:

	Year Ended December 31,
($ in millions)	2025
Income tax expense at U.S. federal statutory income tax rate	$13.5	21.0%
State and local taxes, net of federal income tax (1)	(0.9)	(1.4)
Foreign tax effects:
Cayman:
Statutory tax rate difference between Cayman and U.S.	(7.5)	(11.7)
Malaysia:
Non-taxable interest	(4.2)	(6.5)
Non-deductible interest expense	9.0	14.0
Philippines:
Tax incentives	(1.0)	(1.6)
Other	0.2	0.3
Luxembourg:
Statutory tax rate difference between Luxembourg and U.S.	(1.1)	(1.7)
Change in valuation allowances	(3.7)	(5.7)
Non-deductible interest	9.0	14.0
Foreign currency income	3.0	4.7
Other	0.7	1.1
Japan:
Statutory tax rate difference between Japan and U.S.	0.8	1.3
Foreign currency loss	(2.1)	(3.3)
Other foreign jurisdictions	1.4	2.1
Effect of cross-border tax laws:
Global intangible low-taxed income	(0.1)	(0.2)
Foreign-derived intangible income	(5.8)	(9.0)
Subpart F	2.5	3.9
Tax credits:
Research and development tax credits	(1.4)	(2.2)
Foreign tax credits	(1.7)	(2.6)
Non-taxable or non-deductible items:
Share-based payment awards	3.2	5.1
Non-taxable interest	(5.0)	(7.7)
Non-deductible asset impairment	0.8	1.2
Non-deductible foreign currency loss	1.3	2.0
Non-deductible amortization	1.7	2.6
Other	0.5	0.8
Changes in unrecognized tax benefits	(0.2)	(0.3)
Other adjustments	0.2	0.3
Total	$13.1	20.5%

(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As previously disclosed for the years ended December 31, 2024 and 2023, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
(in millions)	2024	2023
Income tax expense at U.S. federal statutory income tax rate	$7.3	$7.8
State and local taxes, net of federal income tax benefit	0.5	(2.0)
Foreign operations tax effect	0.4	4.9
Research and experimentation tax credits	(1.8)	(1.5)
Valuation allowance	4.2	(14.4)
Tax incentives	(1.0)	(1.2)
Tax contingencies	(0.7)	(0.2)
Tax holiday	0.6	0.5
Tax rate changes	1.0	—
Statutory loss net of recapture	(1.5)	—
Subpart F income	4.4	—
Foreign taxes	(2.4)	—
Non-deductible and non-taxable interest	0.6	(1.5)
Stock-based compensation	3.5	3.0
Impact of intangible property transfers	—	(26.6)
Other, principally non-tax deductible items	0.2	1.8
Global low tax and foreign derived intangible income	(2.6)	1.3
Prior period items	(1.4)	(0.2)
Total income tax expense (benefit)	$11.3	$(28.3)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s deferred tax assets and liabilities included the following:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Accrued compensation, principally post-retirement, and other employee benefits	$11.3	$10.6
Accrued expenses	3.1	7.6
Accrued interest	(0.1)	0.1
Net operating loss and other carryforwards	356.5	336.1
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	12.6	10.6
Unremitted earnings of non-U.S. subsidiaries	(1.2)	1.6
Intangible assets, principally due to different tax and financial reporting bases	31.0	31.9
Plant and equipment, principally due to differences in depreciation	0.4	1.0
Total gross deferred tax assets	413.6	399.5
Valuation allowance	(45.8)	(48.7)
Total deferred tax assets	$367.8	$350.8

Deferred tax liabilities:
Net operating loss recapture	(284.4)	(256.1)
Other liabilities	$(2.1)	$(4.1)
Total gross deferred tax liabilities	(286.5)	(260.2)
Net deferred tax asset	$81.3	$90.6

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges (non-current deferred tax assets)	$82.4	$91.7
Deferred income taxes (non-current deferred tax liabilities)	(1.1)	(1.1)
Net deferred tax asset	$81.3	$90.6

The Company recorded valuation allowances of $45.8 million and $48.7 million at December 31, 2025 and 2024, respectively, against deferred tax assets from continuing operations as the Company believes it is more likely than not that these assets will not be realized. At December 31, 2025, we recognized an income tax benefit of $2.9 million million related to the reversal of deferred tax asset valuation allowance on certain U.S. state tax attributes. The Company routinely reviews the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies, and projected future taxable income. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

At December 31, 2025, the Company had $2.4 million of U.S. federal net operating losses that are available, of which none will expire within the next 5 years and of which $2.4 million will expire in the next 6 to 10 years. There are $3.0 million of domestic state net operating losses that are available between 2027 and 2043. There are $311.1 million of non-U.S. net operating loss carryforwards, of which $0.1 million will expire in the next 5 years; $3.3 million will expire in the next 6 to 10 years; $307.0 million will expire in the next 11 to 20 years; $0.6 million can be carried forward indefinitely; and $0.1 million is a capital loss carried forward indefinitely.

The Company has $22.3 million of U.S. federal research and development credits that begin to expire in 2026 and $2.3 million of foreign tax credits that begin to expire in 2034. In addition, the Company has $15.2 million of state credits, of which $1.6 million will expire between 2026 and 2040 if unused, and $13.6 million can be carried forward indefinitely.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company has approximately $1.5 billion of undistributed earnings in its foreign subsidiaries. Approximately $0.3 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company has not provided for deferred taxes on approximately $1.2 billion of undistributed earnings from non-U.S. subsidiaries which are indefinitely reinvested in operations. If these earnings were distributed, they would likely not be subject to U.S. federal income tax because they were previously taxed under the Tax Reform Act. We would likely be required to accrue and pay U.S. state and local taxes and withholding taxes payable to various countries. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Unrecognized Tax Benefits

The Company records interest and penalties associated with unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025, 2024, and 2023, the Company recorded interest and penalty expense related to unrecognized tax benefits. As of of December 31, 2025 and 2024 the Company accrued interest and penalties of $0.6 million and $0.3 million, respectively, which were included in Other liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recorded no interest or penalty expense.

The Company's tax returns are routinely audited by the tax authorities in the relevant jurisdictions. Our U.S. federal returns remain open to examination for tax years 2022 to 2024. As of December 31, 2025, we have no tax years under examination by the Internal Revenue Service (IRS). The Company conducts business in multiple foreign, non-U.S. jurisdictions including Malaysia, China, Philippines, India, and the United Kingdom; tax years are typically subject to examination for three to ten years. We are currently under audit by local tax authorities in Malaysia and India for tax years 2018-2024 and fiscal year 2023, respectively.

Included in the balance of total unrecognized tax benefits at December 31, 2025 are potential benefits of $1.5 million, which if recognized, would affect the effective rate on earnings from continuing operations. Given the Company's current valuation allowance position, no benefit is expected to result from the reversal of any uncertain tax position associated with the acquired attributes.

(in millions)
Unrecognized tax benefits at January 1, 2023	$8.1
Reductions as a result of a lapse in statute of limitations	(0.3)
Foreign exchange fluctuations	0.2
Unrecognized tax benefits at December 31, 2023	$8.0
Additions for tax positions of prior years	0.6
Reductions as a result of a lapse in statute of limitations	(0.6)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2024	$7.9
Additions for tax positions of prior years	0.7
Reductions as a result of a lapse in statute of limitations	(0.4)
Foreign exchange fluctuations	(0.1)
Unrecognized tax benefits at December 31, 2025	$8.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a supplemental schedule of cash paid for income taxes for those individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025:

(in millions)
U.S. Federal	$0.8
State and local	0.8
Foreign:
United Kingdom	1.9
Denmark	0.9
Japan	0.4
Malaysia	2.8
Philippines	0.5
Other	0.3
Cash paid during the period for income taxes	$8.4

13. Equity Incentive Program

The Company maintains equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The maximum number of shares available for issuance under the plans is 23.4 million, of which 11.4 million were available for future awards at December 31, 2025.

The following table summarizes the stock-based compensation expense:

	Years Ended December 31,
(in millions)	2025	2024	2023
Pre-tax stock-based compensation expense
Cost of goods sold	$1.5	$1.5	$1.6
Research and development expenses	3.3	2.4	1.9
Selling and administrative expenses	23.6	18.3	19.3
Total pre-tax stock-based compensation expense (1)	28.4	22.2	22.8
Tax benefit	4.1	3.0	2.8
Total stock-based compensation expense, net of tax	$24.3	$19.2	$20.0
(1) Stock-based compensation shown here reflects the expense included in continuing operations. Stock-based compensation expense included in discontinued operations totaled $0.6 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively. There was no stock-based compensation expense included in discontinued operations for the year ended December 31, 2025.

Compensation expense for stock-based awards is measured based on the fair value of the awards as of the date the stock-based awards are granted. Estimated forfeitures are reflected in expense based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation costs for stock-based awards are amortized over their service period.

Stock Options

No stock options were granted during the years ended December 31, 2025, 2024, and 2023.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	1,161,337	$17.59
Exercised (1)	(598,909)	16.94
Expired	(148,769)	18.54
Outstanding at December 31, 2025	413,659	$18.20	$1.3	1.6

Exercisable at December 31, 2025	413,659	$18.20	$1.3	1.6
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at December 31, 2025.

Other information regarding the exercise of stock options is listed below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash received by Knowles for exercise of stock options	$6.7	$5.8	$1.6
Aggregate intrinsic value of stock options exercised	2.9	2.3	2.9
Tax benefit from stock options exercised	—	—	0.6

RSUs

The following table summarizes the Company's RSU activity:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2024	1,819,308	$17.79
Granted	1,057,649	18.10
Vested (1)	(856,091)	18.26
Forfeited	(109,340)	17.54
Unvested at December 31, 2025	1,911,526	$17.76
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

RSUs vest based on the passage of time. Generally, RSUs have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. The fair value of RSUs vested during the year ended December 31, 2025 was $15.4 million. At December 31, 2025, $16.7 million of unrecognized compensation expense related to RSUs is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PSUs

Awards with market conditions

The Company grants PSUs to senior management. In each case, the awards cliff vest three years following the grant date. PSUs are settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company ratably recognizes the expense over the applicable service period for each grant of PSUs. The fair value of PSUs with market conditions is determined by using a Monte Carlo simulation. For the awards granted in February 2025, 2024, and 2023, the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period.

The COVID-19 pandemic brought on unique and unprecedented challenges to the Company, particularly in the hearing health and medtech markets. Many of the Company's executive compensation programs were affected, including outstanding PSU awards. Due to the impact of the COVID-19 pandemic on the Company’s overall business performance, effective February 8, 2021, the Company’s Compensation Committee approved certain modifications to PSUs granted in February 2020. For the awards granted in February 2020 (the “2020 PSUs”), the number of PSUs that may be earned and vest was originally based on TSR relative to the component companies of the S&P Semiconductor Select Industry Index over a three-year performance period. The modified award replaces the S&P Semiconductor Select Industry Index with the Russell 2000 Index. The Company is a member of the Russell 2000 Index, which represents a broader, more diversified index that better aligns with the Company's strategy. Service conditions were not modified. The modification of the 2020 PSUs affected eight employees and resulted in total incremental compensation expense of $4.7 million, which was recognized over the remaining service period. In February 2023, the 2020 PSUs were converted from 261,770 PSUs to 120,677 shares of common stock based on achievement of the modification conditions.

Awards with performance conditions

On February 18, 2025 the Company granted a special PSU award to its Chief Executive Officer of 81,788 target PSUs with a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals over a potential five-year performance period. If the goals are not met during the initial three-year performance period, it may be extended an additional two years at a reduced payout level. Achievement could range from 0% to 400% of the target number of PSUs. The Company will recognize the expense for this award over the applicable service period and adjust the expense for the expected achievement of performance conditions as necessary.

The following table summarizes the Company's PSU activity:

	Share units (1)	Weighted-average grant date fair value
Unvested at December 31, 2024	842,866	$27.25
Granted	455,018	24.08
Vested (2)	(221,616)	29.92
Unvested at December 31, 2025	1,076,268	$25.36
(1) The number of PSUs shown reflects 100% of the target award; actual payouts may differ based on performance.
(2) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The fair value of PSUs vested during the year ended December 31, 2025 was $4.1 million. At December 31, 2025, $8.5 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.2 years.

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

Intellectual Property Infringement Claims

The Company may, on a limited customer specific basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at December 31, 2025 and 2024.

15. Employee Benefit Plans

Knowles sponsors its own defined contribution plans. The Company's expense relating to defined contribution plans was $6.5 million, $5.5 million, and $5.2 million on a continuing operations basis for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, Knowles sponsors three defined benefit pension plans to certain non-U.S. employees. The two plans in the U.K. are closed to new participants and substantially all participants in these plans are retirees. The plan in the Philippines is open to new participants. These plans are considered direct obligations of the Company and have been recorded within the accompanying Consolidated Financial Statements. The Company divested its plan in Taiwan with the sale of CMM on December 27, 2024. See Note 2. Discontinued Operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-U.S. Defined Benefit Pension Plans

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's defined benefit plans for non-U.S. participants:

	December 31,
(in millions)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$36.9	$43.5
Service cost	0.2	0.2
Interest cost	2.1	1.9
Benefits paid	(2.4)	(2.4)
Actuarial gain	(0.5)	(3.4)
Business divestiture (1)	—	(1.3)
Settlements and curtailments	—	(0.9)
Currency translation and other	2.3	(0.7)
Benefit obligation at end of year	38.6	36.9
Change in plan assets:
Fair value of plan assets at beginning of year	37.0	43.1
Actual return on plan assets	2.2	(1.1)
Company contributions	1.0	0.9
Benefits paid	(2.4)	(2.4)
Business divestiture (1)	—	(1.5)
Settlements and curtailments	—	(0.9)
Currency translation and other	2.3	(1.1)
Fair value of plan assets at end of year	40.1	37.0
Funded status	$1.5	$0.1
(1)     Reflects the divestiture of the Company's defined benefit plan in Taiwan in connection with the sale of CMM on December 27, 2024 .

	December 31,
(in millions)	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets and deferred charges	$4.2	$3.8
Other liabilities	(2.7)	(3.7)
Funded status	$1.5	$0.1

Accumulated other comprehensive loss:
Net actuarial losses	$17.4	$18.6
Prior service cost	1.1	1.2
Deferred taxes	(2.6)	(2.7)
Total accumulated other comprehensive loss, net of tax	15.9	17.1

Accumulated benefit obligation	$37.9	$36.4

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension plans with projected benefit obligations in excess of plan assets consisted of the following:

	December 31,
(in millions)	2025	2024
Projected benefit obligation	$24.0	$23.3
Fair value of plan assets	21.2	19.5

Pension plans with accumulated benefit obligations in excess of plan assets consisted of the following:

	December 31,
(in millions)	2025	2024
Accumulated benefit obligation	$23.6	$22.9
Fair value of plan assets	21.2	19.5

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Service cost	$0.2	$0.2	$0.2
Interest cost	2.1	1.9	2.0
Expected return on plan assets	(2.2)	(2.4)	(2.1)
Amortization of prior service cost	0.1	—	0.1
Amortization of recognized actuarial loss	0.6	0.6	0.5
Other	—	0.1	—
Total net periodic benefit cost	$0.8	$0.4	$0.7
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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in determining the benefit obligations were as follows:

	December 31,
	2025	2024
Discount rate
Philippines	6.20%	6.00%
Taiwan (2)	n/a	1.50%
United Kingdom	5.50%	5.48%
Weighted-average	5.52%	5.49%
Average wage increase
Philippines	5.50%	5.50%
Taiwan (2)	n/a	4.00%
United Kingdom	3.95%	4.35%
Weighted-average	4.04%	4.42%
(2) The Company's defined benefit plan in Taiwan was divested with the sale of CMM on December 27, 2024. Prior to the sale, the Taiwan benefit obligation was remeasured using the above discount rate and the plan assets were remeasured to fair value.

The assumptions used in determining the net periodic benefit cost were as follows:

	Years Ended December 31,
	2025	2024	2023
Discount rate
Philippines	6.00%	6.20%	7.50%
Taiwan	n/a	1.50%	1.75%
United Kingdom	5.48%	4.60%	4.84%
Weighted-average	5.49%	4.47%	4.71%
Average wage increase
Philippines	5.50%	4.00%	4.00%
Taiwan	n/a	4.00%	4.00%
United Kingdom	4.35%	4.20%	4.35%
Weighted-average	4.42%	4.17%	4.30%
Expected return on plan assets
Philippines	6.75%	7.25%	7.50%
Taiwan	n/a	4.00%	1.75%
United Kingdom	5.64%	5.77%	5.17%
Weighted-average	5.65%	5.68%	5.00%
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

Fair Value Measurements

The fair values of plan assets by asset category within the ASC 820 hierarchy were as follows:

	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Fixed income investments	$3.2	$17.3	$—	$20.5	$3.1	$16.0	$—	$19.1
Common stock funds	—	7.3	—	7.3	—	6.7	—	6.7
Real estate funds	—	2.7	—	2.7	—	2.5	—	2.5
Cash and equivalents	1.3	—	—	1.3	1.3	—	—	1.3
Other	4.8	3.5	—	8.3	4.2	3.2	—	7.4
Total	$9.3	$30.8	$—	$40.1	$8.6	$28.4	$—	$37.0

See Note 10. Hedging Transactions and Derivative Instruments for additional information on the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 assets during the years ended December 31, 2025 and 2024.

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
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in millions)
2026	$2.5
2027	2.4
2028	2.6
2029	2.6
2030	2.5
2031-2035	13.7

Contributions

Generally, annual contributions are made at such times and in such amounts as required by law and agreed with the trustees of the non-U.S. defined benefit plans. The Company estimates it will pay $0.9 million during the year ended December 31, 2026 related to contributions to these plans. This amount may vary based on updated funding agreements with the trustees of these plans.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Year Ended December 31, 2025
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$10.7	$—	$10.7
Employee benefit plans	1.1	(0.1)	1.0
Changes in fair value of cash flow hedges	2.2	(0.5)	1.7
Total other comprehensive earnings	$14.0	$(0.6)	$13.4

	Year Ended December 31, 2024
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.2)	$—	$(6.2)
Employee benefit plans	(0.6)	(0.1)	(0.7)
Changes in fair value of cash flow hedges	(1.8)	0.4	(1.4)
Total other comprehensive loss	$(8.6)	$0.3	$(8.3)

	Year Ended December 31, 2023
(in millions)	Pre-tax	Tax	Net of tax
Foreign currency translation	$(6.1)	$—	$(6.1)
Employee benefit plans	(0.1)	0.2	0.1
Changes in fair value of cash flow hedges	(2.3)	0.6	(1.7)
Total other comprehensive loss	$(8.5)	$0.8	$(7.7)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in balances of each component of accumulated other comprehensive loss, net of tax:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments (1)	Total
Balance at January 1, 2024	$(0.7)	$(16.2)	$(112.9)	$(129.8)
Other comprehensive loss, net of tax	(1.4)	(0.7)	(6.2)	(8.3)
Balance at December 31, 2024	(2.1)	(16.9)	(119.1)	(138.1)
Other comprehensive earnings, net of tax	1.7	1.0	10.7	13.4
Balance at December 31, 2025	$(0.4)	$(15.9)	$(108.4)	$(124.7)
(1) For the year ended December 31, 2024, the cumulative foreign currency translation loss in other comprehensive loss includes a $3.4 million foreign currency translation gain reclassified to earnings upon the sale of CMM. See Note 2. Discontinued Operations for more information.

The following table summarizes the amounts reclassified from accumulated other comprehensive loss to earnings:

		Years Ended December 31,
(in millions)	Statement of Earnings Line	2025	2024	2023
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.7	$0.6	$0.6
Tax	Provision for (benefit from) income taxes	(0.1)	(0.1)	(0.1)
Net of tax		$0.6	$0.5	$0.5

Cash flow hedges:
Net (gains) losses reclassified into earnings	Cost of goods sold	$(0.2)	$1.5	$2.7
Tax	Provision for (benefit from) income taxes	0.1	(0.4)	(0.5)
Net of tax		$(0.1)	$1.1	$2.2

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

The Precision Devices segment aggregates three operating segments into one reportable segment based on similar economic characteristics stemming from similar products, production processes, type or class of customers, and distribution methods. The MedTech & Specialty Audio reportable segment has one operating segment. The Company's two reportable segments are as follows:

• Precision Devices ("PD")
Our PD segment specializes in the custom design and delivery of high performance capacitor products and RF solutions primarily serving the defense, industrial, medtech, and electrification/energy markets. PD has sales, support, and engineering facilities in North America, Europe, and Asia as well as manufacturing facilities in North America and Asia.

• MedTech & Specialty Audio ("MSA")
Our MSA segment designs and manufactures balanced armature speakers and microphones used in hearing health and specialty audio applications that serve the medtech and industrial markets. MSA has sales, support, and engineering facilities in North America, Europe, and Asia, as well as manufacturing facilities in Asia.

Information regarding the results of the Company's reportable segments is as follows:

	For the Year Ended December 31, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$328.9	$264.3	$593.2
Adjusted cost of goods sold	200.0	129.2	329.2
Adjusted research and development expenses	16.3	18.6	34.9
Adjusted selling and administrative expenses	48.9	14.3	63.2
Other segment items (1)	0.4	(0.2)	0.2
Segment adjusted earnings before interest and income taxes	$63.3	$102.4	$165.7
Less:
Corporate expenses			45.6
Stock-based compensation expense			28.4
Intangibles amortization expense			16.2
Interest expense, net			9.3
Impairment charges			3.6
Restructuring charges			3.8
Production transfer costs			1.7
Acquisition-related costs			0.8
Other (2)			0.5
Plus:
Dividend income			6.2
Transition services credit			2.0
Earnings before income taxes and discontinued operations			$64.0
(1) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2) Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	For the Year Ended December 31, 2024
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$300.0	$253.5	$553.5
Adjusted cost of goods sold	186.6	119.9	306.5
Adjusted research and development expenses	16.0	18.0	34.0
Adjusted selling and administrative expenses	47.2	13.3	60.5
Other segment items (1)	0.2	—	0.2
Segment adjusted earnings before interest and income taxes	$50.0	$102.3	$152.3
Less:
Corporate expenses			44.4
Stock-based compensation expense			22.2
Intangibles amortization expense			17.0
Interest expense, net			16.3
Restructuring charges			3.4
Production transfer costs			4.2
Acquisition-related costs			8.4
Other (2)			1.7
Earnings before income taxes and discontinued operations			$34.7
(1) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2) Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

	For the Year Ended December 31, 2023
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$221.4	$235.4	$456.8
Adjusted cost of goods sold	132.2	115.3	247.5
Adjusted research and development expenses	12.3	17.0	29.3
Adjusted selling and administrative expenses	36.1	13.3	49.4
Other segment items (1)	0.3	—	0.3
Segment adjusted earnings before interest and income taxes	$40.5	$89.8	$130.3
Less:
Corporate expenses			42.1
Stock-based compensation expense			22.8
Intangibles amortization expense			7.5
Interest expense, net			5.4
Restructuring charges			3.3
Production transfer costs			0.4
Acquisition-related costs			9.4
Other (2)			2.1
Earnings before income taxes and discontinued operations			$37.3
(1) Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2) Other expenses include non-recurring professional service fees related to the execution of various reorganization projects and foreign currency exchange rate impacts on restructuring balances.

Other information regarding the Company's reportable segments is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation and amortization:
Precision Devices	$26.1	$27.5	$15.8
MedTech & Specialty Audio	8.5	8.3	8.2
Corporate	1.7	1.8	2.2
Total	$36.3	$37.6	$26.2

Capital expenditures:
Precision Devices	$24.9	$6.2	$7.6
MedTech & Specialty Audio	6.2	5.3	4.6
Corporate	1.0	0.4	—
Total	$32.1	$11.9	$12.2

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Precision Devices	$554.7	$619.9	$628.3
MedTech & Specialty Audio	399.7	410.6	391.7
Corporate (1)	96.7	87.7	7.8
Discontinued operations	—	—	435.0
Total	$1,051.1	$1,118.2	$1,462.8
(1) Corporate assets include Syntiant Corp. preferred stock of $83.4 million and $77.2 million at December 31, 2025 and 2024, respectively, and a note receivable from Syntiant totaling $5.9 million and $6.4 million at December 31, 2025 and 2024, respectively. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled $5.2 million and $0.3 million at December 31, 2025 and 2024, respectively.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant, and equipment and operating lease right-of-use assets. These assets have been classified based on the geographic location of where they reside. The Company's businesses are based primarily in North America, Asia, and Europe.

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
(in millions)	2025	2024	2023	2025	2024
United States	$248.8	$236.0	$160.8	$93.9	$81.3
Asia	226.1	187.1	176.6	62.2	52.9
Europe	95.4	103.2	101.3	1.0	2.8
Other Americas	12.0	12.1	6.8	2.2	1.7
Other	10.9	15.1	11.3	—	—
Total	$593.2	$553.5	$456.8	$159.3	$138.7

The Company's customers that accounted for 10% or more of total revenues in 2025 were WS Audiology A/S and TTI, Inc. WS Audiology is a hearing aid manufacturer and TTI is a distributor of electromechanical components. They each represented the following percentages of total Company revenues:

	Years Ended December 31,
	2025	2024	2023
WS Audiology A/S	11%	14%	16%
TTI Inc.	10%	*	*
* Less than 10% of total revenues.

18. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Earnings from continuing operations	$50.9	$23.4	$65.6
(Loss) earnings from discontinued operations, net	(6.7)	(261.2)	6.8
Net earnings (loss)	$44.2	$(237.8)	$72.4

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.59	$0.26	$0.72
(Loss) earnings from discontinued operations, net	(0.08)	(2.93)	0.08
Net earnings (loss)	$0.51	$(2.67)	$0.80

Weighted-average shares outstanding	86.4	88.9	90.9

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.58	$0.26	$0.72
(Loss) earnings from discontinued operations, net	(0.08)	(2.90)	0.07
Net earnings (loss)	$0.50	$(2.64)	$0.79

Diluted weighted-average shares outstanding (1)	88.0	90.1	91.6
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

For the years ended December 31, 2025, 2024, and 2023, the weighted-average number of anti-dilutive potential common shares for stock-based awards excluded from the calculation of diluted earnings per share above was 0.8 million, 0.7 million, and 1.9 million, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024, and 2023

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Year	Charged to Cost and Expense (1)	Accounts Written Off	Balance at End of Year
Year Ended December 31, 2025
Allowance for Doubtful Accounts	$0.1	—	(0.1)	$—
Year Ended December 31, 2024
Allowance for Doubtful Accounts	$0.2	(0.1)	—	$0.1
Year Ended December 31, 2023
Allowance for Doubtful Accounts	$0.2	0.1	(0.1)	$0.2
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance (in millions)	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Year Ended December 31, 2025
Deferred Tax Valuation Allowance	$48.7	3.4	(6.3)	$45.8
Year Ended December 31, 2024
Deferred Tax Valuation Allowance	$25.5	23.2	—	$48.7
Year Ended December 31, 2023
Deferred Tax Valuation Allowance	$39.7	0.9	(15.1)	$25.5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.

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

Based on the evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of December 31, 2025.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under management’s supervision, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company and other corporate governance matters required to be included pursuant to this Item 10 will be included in the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for its 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") that will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is made, it can be found under the caption "Delinquent Section 16(a) Reports" in our 2026 Proxy Statement and is incorporated in this Item 10 by reference.

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

The Company has adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons, and is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. Our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K. Additional information concerning our Insider Trading Policy will be included in the section entitled "Corporate Governance – Insider Trading Policy" in our 2026 Proxy Statement, and that information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2026 Proxy Statement under the headings "Executive Compensation" and "Directors' Compensation" and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2026 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this Item 12 by reference.

Equity Compensation Plans

We currently maintain equity compensation plans that provide for the issuance of Knowles stock to directors, executive officers, and other employees. The following table sets forth information regarding outstanding restricted stock units, performance share units, stock options, and shares available for future issuance under these plans as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	3,401,453	$18.20	11,421,728
Equity compensation plans not approved by stockholders	—	—	—
Total	3,401,453	$18.20	11,421,728

(1)Column (a) consists of shares issuable pursuant to outstanding restricted stock units, performance share units, and stock option awards under the Company’s 2018 Equity and Cash Incentive Plan and 2016 Equity and Cash Incentive Plan. As the size of the performance share units are subject to attainment of up to 225% of target, the maximum number of securities to be issued upon exercise of outstanding options, warrants, and rights is 4,889,917. No further awards may be made under the 2016 Equity and Cash Incentive Plan. Restricted stock units and performance share units are not reflected in the weighted-average exercise price in column (b).

(2)Column (c) consists of shares available for future issuance under the 2018 Equity and Cash Incentive Plan. The 2018 Equity and Cash Incentive Plan provides for stock options and SSAR grants, restricted stock awards, restricted stock unit awards, unrestricted stock awards, performance share awards, cash performance awards, and deferred stock units. Shares subject to stock options and SSARs will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by one share for every one share granted. Performance share awards, restricted stock, unrestricted stock, restricted stock units that are settled in shares of common stock, and deferred stock units will reduce the shares available for awards under the 2018 Equity and Cash Incentive Plan by 1.75 shares for every one share awarded. Cash performance awards do not count against the pool of available shares. The number of shares earned when an award is exercised, vested, or is paid out will count against the pool of available shares, including shares withheld to pay taxes or an option’s exercise price. Shares subject to an award under the 2018 Equity and Cash Incentive Plan and the 2016 Equity and Cash Incentive Plan that are canceled, terminated, forfeited, or that expire will be available for reissuance under the 2018 Equity and Cash Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2026 Proxy Statement under the headings "Corporate Governance" and "Procedures for Approval of Related Person Transactions" and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2026 Proxy Statement under the caption "Proposal 4 - Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated in this Item 14 by reference.

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
•Schedule II - Valuation and Qualifying Accounts
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of Knowles Corporation	10-Q	001-36102	7/30/2019	3.1
3.2	Fifth Amended and Restated By-Laws of Knowles Corporation	8-K	001-36102	10/31/2024	3.1
4.1	Description of Securities	10-K	001-36102	2/9/2023	4.1
10.1†	Knowles Corporation Senior Executive Change-in-Control Severance Plan	8-K	001-36102	5/1/2020	10.4
10.2†	Knowles Corporation Executive Severance Plan	8-K	001-36102	5/1/2020	10.3
10.3†	Nonemployee Director Deferral Program	10-K	001-36102	3/28/2014	10.5.7
10.4†	Executive Deferred Compensation Plan	8-K	001-36102	2/28/2014	10.6
10.5†	Executive Officer Annual Incentive Plan	8-K	001-36102	2/28/2014	10.5
10.6†	Knowles Corporation 2016 Equity and Cash Incentive Plan, incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement	DEF 14A	001-36102	3/15/2016	Appendix B
10.7†	Form of Restricted Stock Unit Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.15
10.8†	Form of Stock Option Award Agreement dated May 2, 2016	10-Q	001-36102	8/9/2016	10.16
10.9†	Addendum to Stock Option Agreement and Restricted Stock Award Agreement for Non-U.S Employees dated May 2, 2016	10-Q	001-36102	8/9/2016	10.17
10.10†	Amendment Number One to the Knowles Corporation 2016 Equity and Cash Incentive Plan, dated November 18, 2016	10-K	001-36102	2/21/2017	10.37
10.11†	Form of Restricted Stock Unit Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.38
10.12†	Form of Stock Option Award Agreement, dated November 17, 2016	10-K	001-36102	2/21/2017	10.39
10.13†	Form of Performance Share Unit Award Agreement dated February 16, 2017	10-Q	001-36102	4/28/2017	10.1
10.14	Amended and Restated Credit Agreement dated as of February 8, 2023, among Knowles Corporation, JPMorgan Chase Bank, N.A. and the other lenders thereto	8-K	001-36102	2/9/2023	10.1

10.15	Amendment No. 1 to Amended and Restated Credit Agreement dated as of September 25, 2023, among Knowles Corporation, JP Morgan Chase Bank N.A., and the other lenders party thereto	8-K	001-36102	9/28/2023	10.1
10.16	Consent Memorandum, dated June 17, 2024, among JPMorgan Chase Bank, N.A., and the other lenders party thereto	10-Q	001-36102	7/31/2024	10.1
10.17†	Knowles Corporation Nonemployee Director Deferral Program	10-Q	001-36102	10/30/2017	10.2
10.18†	Knowles Corporation 2018 Equity and Cash Incentive Plan	DEF 14A	001-36102	3/14/2018	Appendix B
10.19†	Amended and Restated Knowles Corporation 2018 Equity and Cash Incentive Plan	8-K	001-36102	5/1/2020	10.1
10.20†	Form of Performance Award Agreement	10-Q	001-36102	4/30/2018	10.1
10.21†	Form of Restricted Stock Unit Award Agreement	10-Q	001-36102	7/30/2018	10.1
10.22†	Form of Stock Option Award Agreement	10-Q	001-36102	7/30/2018	10.2
10.23†	Form of Performance Award Agreement	10-Q	001-36102	7/30/2018	10.3
10.24†	Knowles Corporation Deferred Compensation Plan	8-K	001-36102	11/04/2019	10.1
10.25†	Form of Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-36102	5/1/2020	10.2
10.26†	Special Performance Award Agreement	8-K	001-36102	2/25/2025	10.1
10.27	Purchase and Sale Agreement dated September 15, 2023, among Knowles Corporation, Knowles Capital Holdings, Inc., Knowles Intermediate PD Holdings, LLC, Cornell Dubilier Electronics, Inc., CD Aero, LLC, Kaplan Electronics, Inc. and the Sellers' Representative, Shareholders and Guarantors party thereto	8-K	001-36102	9/21/2023	10.1
10.28	Amendment to Purchase Agreement dated November 1, 2023, by and among Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC and James Kaplan, in his capacity as Sellers' Representative	10-Q	001-36102	11/2/2023	10.2
10.29	Secured Promissory Note issued by Knowles Capital Holdings, Inc. and Knowles Intermediate PD Holdings, LLC to James P. Kaplan on November 1, 2023	10-Q	001-36102	11/2/2023	10.4
10.30	Guarantee and Collateral Agreement dated as of November 1, 2023, among Knowles Corporation, as Guarantor, Knowles Capital Holdings, Inc. and Knowles Intermediate Holdings, Inc. as Grantors and James P. Kaplan, as Sellers' Representative	10-Q	001-36102	11/2/2023	10.5
10.31	Purchase and Sale Agreement, dated September 18, 2024, by and between Knowles Corporation and Syntiant Corporation	8-K	001-36102	9/18/2024	2.1
19.1	Insider Trading and Confidentiality Policy	10-K	001-36102	2/13/2025	19.1
21.1	Subsidiaries of Knowles Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)					X
31.1	Certificate of Principal Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certificate of Principal Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Joint Certificate of the Principal Executive Officer and Principal Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Knowles Corporation Policy on Recoupment of Incentive Compensation	10-K	001-36102	2/13/2025	97.1

101
The following materials from the Knowles Corporation Annual Report on Form 10-K for the year ended December 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements
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

KNOWLES CORPORATION

/s/ JEFFREY S. NIEW
Jeffrey S. Niew
President and Chief Executive Officer
Date:	February 9, 2026

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

Signature	Title	Date

/s/ JEFFREY S. NIEW	Chief Executive Officer, President and Director (Principal Executive Officer)	February 9, 2026
Jeffrey S. Niew
/s/ JOHN S. ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2026
John S. Anderson
/s/ AIR A. BASTARRICA, JR.	Vice President, Controller (Principal Accounting Officer)	February 9, 2026
Air A. Bastarrica, Jr.
/s/ KEITH L. BARNES	Chairman, Board of Directors	February 9, 2026
Keith L. Barnes
/s/ LAURA ANGELINI	Director	February 9, 2026
Laura Angelini
/s/ JASON M. CARDEW	Director	February 9, 2026
Jason M. Cardew
/s/ DANIEL J. CROWLEY	Director	February 9, 2026
Daniel J. Crowley
/s/ DIDIER HIRSCH	Director	February 9, 2026
Didier Hirsch
/s/ YE JANE LI	Director	February 9, 2026
Ye Jane Li
/s/ CHERYL SHAVERS	Director	February 9, 2026
Cheryl Shavers
/s/ MICHAEL S. WISHART	Director	February 9, 2026
Michael S. Wishart