Form 10-Q
period 2026-03-31
Knowles Corp
filed 2026-04-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of April 24, 2026 was 85,560,660.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$153.1	$132.2
Cost of goods sold	85.9	78.4
Restructuring charges - cost of goods sold	0.1	0.5
Gross profit	67.1	53.3
Research and development expenses	11.7	9.7
Selling and administrative expenses	39.4	37.2
Restructuring charges	0.1	2.4
Operating expenses	51.2	49.3
Operating earnings	15.9	4.0
Interest expense, net	1.5	2.7
Other expense, net	3.4	0.5
Earnings before income taxes and discontinued operations	11.0	0.8
(Benefit from) provision for income taxes	(0.3)	1.2
Earnings (loss) from continuing operations	11.3	(0.4)
Loss from discontinued operations, net	(1.6)	(1.6)
Net earnings (loss)	$9.7	$(2.0)

Earnings per share from continuing operations:
Basic	$0.13	$—
Diluted	$0.13	$—

Loss per share from discontinued operations:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Net earnings (loss) per share:
Basic	$0.11	$(0.02)
Diluted	$0.11	$(0.02)

Weighted-average common shares outstanding:
Basic	85.4	87.8
Diluted	87.7	87.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings (loss)	$9.7	$(2.0)

Other comprehensive (loss) earnings, net of tax

Foreign currency translation	2.3	0.9

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.1	—
Net change in employee benefit plans	0.1	—

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	0.3	1.0
Net losses reclassified into earnings	0.3	0.8
Total cash flow hedges	0.6	1.8

Other comprehensive earnings, net of tax	3.0	2.7

Comprehensive earnings	$12.7	$0.7

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$41.0	$54.2
Receivables, net of allowances of $—	109.2	102.8
Inventories	136.2	124.6
Prepaid and other current assets	11.0	9.8
Total current assets	297.4	291.4
Property, plant, and equipment, net	144.7	140.2
Goodwill	270.3	270.3
Intangible assets, net	137.1	141.1
Operating lease right-of-use assets	19.3	19.1
Investment in affiliate	83.4	83.4
Other assets and deferred charges	101.7	105.6
Total assets	$1,053.9	$1,051.1

Current liabilities:
Accounts payable	$44.5	$42.9
Accrued compensation and employee benefits	19.3	29.7
Operating lease liabilities	4.6	4.1
Other accrued expenses	21.5	28.2
Federal and other taxes on income	1.0	1.0
Total current liabilities	90.9	105.9
Long-term debt	131.0	114.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	15.6	16.1
Other liabilities	35.1	38.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 100,601,363 and 85,560,660 shares issued and outstanding at March 31, 2026, respectively, and 99,651,892 and 84,887,498 shares issued and outstanding at December 31, 2025, respectively	1.0	1.0
Treasury stock - at cost; 15,040,703 and 14,764,394 shares at March 31, 2026 and December 31, 2025, respectively	(278.2)	(270.7)
Additional paid-in capital	1,738.8	1,739.6
Accumulated deficit	(559.7)	(569.4)
Accumulated other comprehensive loss	(121.7)	(124.7)
Total stockholders' equity	780.2	775.8
Total liabilities and stockholders' equity	$1,053.9	$1,051.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2025	99,651,892	$1.0	(14,764,394)	$(270.7)	$1,739.6	$(569.4)	$(124.7)	$775.8
Net earnings	—	—	—	—	—	9.7	—	9.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	3.0	3.0
Repurchase of common stock	—	—	(276,309)	(7.5)	—	—	—	(7.5)
Stock-based compensation expense	—	—	—	—	10.4	—	—	10.4
Exercise of stock options	162,239	—	—	—	3.0	—	—	3.0
Restricted and performance stock unit settlement, net of tax	787,232	—	—	—	(14.2)	—	—	(14.2)
Balance at March 31, 2026	100,601,363	$1.0	(15,040,703)	$(278.2)	$1,738.8	$(559.7)	$(121.7)	$780.2

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net loss	—	—	—	—	—	(2.0)	—	(2.0)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	2.7	2.7
Repurchase of common stock	—	—	(300,768)	(5.0)	—	—	—	(5.0)
Stock-based compensation expense	—	—	—	—	10.2	—	—	10.2
Exercise of stock options	43,211	—	—	—	0.6	—	—	0.6
Restricted and performance stock unit settlement, net of tax	576,698	—	—	—	(6.7)	—	—	(6.7)
Balance at March 31, 2025	99,171,097	$1.0	(11,493,297)	$(210.2)	$1,716.0	$(615.6)	$(135.4)	$755.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net earnings (loss)	$9.7	$(2.0)
Adjustments to reconcile net earnings (loss) to cash from operating activities:
Stock-based compensation	10.4	10.2
Depreciation and amortization	9.2	9.0
Deferred income taxes	3.6	3.1
Non-cash interest expense and amortization of debt issuance costs	0.1	1.3
Loss on sale of business	—	1.6
Other, net	2.8	0.7
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(6.3)	(3.1)
Inventories	(11.1)	(1.6)
Prepaid and other current assets	(1.8)	(0.6)
Accounts payable	1.5	(19.3)
Accrued compensation and employee benefits	(10.5)	(11.1)
Other accrued expenses	(5.1)	1.9
Accrued taxes	(0.5)	(2.6)
Other non-current assets and non-current liabilities	(2.7)	13.8
Net cash (used in) provided by operating activities	(0.7)	1.3

Investing Activities
Capital expenditures	(10.8)	(4.0)
Purchase of investments	—	(1.6)
Proceeds from the sale of investments	—	1.6
Proceeds from seller loan repayment	—	0.5
Net cash used in investing activities	(10.8)	(3.5)

Financing Activities
Borrowings under revolving credit facility	60.0	—
Payments under revolving credit facility	(43.0)	(15.0)
Tax on restricted stock and performance share unit vesting and stock option exercises	(14.2)	(6.7)
Repurchase of common stock	(7.5)	(5.0)
Proceeds from exercise of stock options	3.0	0.6
Payments of finance lease obligations	(0.1)	(0.1)
Net cash used in financing activities	(1.8)	(26.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	0.2

Net decrease in cash and cash equivalents	(13.2)	(28.2)
Cash and cash equivalents at beginning of period	54.2	130.1
Cash and cash equivalents at end of period	$41.0	$101.9

Supplemental information - cash paid for:
Income taxes	$1.9	$2.9
Interest	$1.9	$2.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Statement Presentation - The accompanying unaudited interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for complete financial statements. These unaudited interim Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.

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

Transactions with Syntiant - As partial consideration for the sale of CMM on December 27, 2024, the Company received Series D-2 preferred stock of Syntiant. See Note 3. Discontinued Operations for additional information related to this transaction. The Company accounts for this investment using the cost method, measured at its historical cost, which was the fair value of the consideration received from Syntiant for the sale of CMM, plus any non-cash dividend earned. The balance of this investment was $83.4 million as of both March 31, 2026 and December 31, 2025, and is classified as “Investment in affiliate” on the Consolidated Balance Sheet.

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029 and bears interest at the prime rate until six months after the closing date of the sale, at which time the interest rate increased to 13.0%. The balance of this note was $5.9 million as of both March 31, 2026 and December 31, 2025 and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million. Under the terms of the separation cost credit, the Company is required to reimburse Syntiant 100% for the first $7.0 million of separation costs incurred and 50% for those costs in excess of $7.0 million, up to the maximum established separation cost credit of $13.5 million. The balance of the separation credit was $4.3 million and $4.8 million at March 31, 2026 and December 31, 2025, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. As the balance of the separation credit is now below the $7.0 million contractual threshold, future costs will be shared equally by the Company and Syntiant.

The Company leases portions of its facilities to Syntiant, for which lease payments of $0.2 million and $1.2 million were applied to the separation credit for the three months ended March 31, 2026 and 2025, respectively. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled $5.2 million as of both March 31, 2026 and December 31, 2025, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company recognized revenue totaling $2.7 million and $4.3 million during the three months ended March 31, 2026 and 2025, respectively, related to transactions with Syntiant. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $3.1 million and $4.2 million due from Syntiant at March 31, 2026 and December 31, 2025, respectively, related to these sales transactions and amounts related to the sale of CMM.

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

During the three months ended March 31, 2026 and 2025, the Company repurchased 276,309 and 300,768 shares of common stock for a total of $7.5 million and $5.0 million, respectively. At March 31, 2026, the Company had $121.5 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the three months ended March 31, 2026 and 2025 were $1.1 million and $13.7 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at March 31, 2026 and 2025 were $1.9 million and $1.3 million, respectively.

2. Recent Accounting Standards

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
(unaudited)
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

3. Discontinued Operations

On December 27, 2024, the Company completed the sale of CMM to Syntiant. The total consideration for this transaction was approximately $141.9 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), Syntiant Series D-2 preferred stock with a fair value of $77.2 million, and $1.1 million for estimated purchase price adjustments. The purchase price adjustment is still being finalized and is subject to change. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer may apply to specified separation costs post-closing. The Company recorded net adjustments of $1.6 million to the loss on disposal of CMM during the three months ended March 31, 2025 related to working capital adjustments and costs associated with this transaction.

During the three months ended March 31, 2026, the Company recorded expense of $1.6 million to update its estimates regarding certain tax liabilities related to CMM's historical operations.

The disposition of CMM meets the criteria described in ASC 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has reclassified the results of operations of CMM to discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Results of the Company’s discontinued operations were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Research and development expenses	—	0.4
Selling and administrative expenses	—	0.4
Operating expenses	—	0.8
Operating loss	—	(0.8)
Loss on disposal of business	—	1.6
Loss from discontinued operations before taxes	—	(2.4)
Provision for (benefit from) income taxes	1.6	(0.8)
Loss from discontinued operations, net	$(1.6)	$(1.6)

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the three months ended March 31, 2026 or 2025.

4. Inventories

The following table details the major components of inventories:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$109.9	$103.4
Work in progress	34.8	27.1
Finished goods	41.1	40.5
Subtotal	185.8	171.0
Less reserves	(49.6)	(46.4)
Total	$136.2	$124.6

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	March 31, 2026	December 31, 2025
Land	$14.0	$14.1
Buildings and improvements	100.6	99.1
Machinery, equipment, and other	301.0	294.4
Subtotal	415.6	407.6
Less accumulated depreciation	(270.9)	(267.4)
Total	$144.7	$140.2

Depreciation expense totaled $5.2 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

6. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2026.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	March 31, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$3.0	$15.2	$2.8
Customer relationships	118.4	42.6	118.4	39.5
Developed technology	26.3	9.5	26.3	8.8
Other	0.8	0.5	0.8	0.5
Total	160.7	55.6	160.7	51.6
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$137.1		$141.1

Amortization expense totaled $4.0 million for both the three months ended March 31, 2026 and 2025.

Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q2-Q4 2026	$12.0
2027	15.9
2028	15.2
2029	12.8
2030	11.7
2031 and thereafter	37.5
Total	$105.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	March 31, 2026	December 31, 2025
Accrued taxes other than income taxes	$4.7	$5.0
Accrued separation costs (1)	4.3	4.8
Sales volume rebates	2.3	3.3
Accrued insurance	2.3	2.1
Accrued commissions (non-employee)	2.2	2.1
Deferred revenue	1.3	1.2
Current hedging liability	1.2	1.5
Restructuring and exit costs	1.0	6.0
Warranty	0.4	0.5
Current finance lease liabilities	0.3	0.4
Other	1.5	1.3
Total	$21.5	$28.2
(1) In connection with the sale of CMM on December 27, 2024, the Company shares in certain separation costs with the buyer pursuant to a credit of up to $13.5 million that the buyer may apply to specified separation costs post-closing. See Note 1. Basis of Presentation.

The following table details the major components of other liabilities:

(in millions)	March 31, 2026	December 31, 2025
Deferred revenue	$19.8	$19.8
Deferred compensation	12.4	14.9
Unrecognized tax benefits	2.6	3.1
Long-term finance lease liabilities	0.2	0.3
Other	0.1	0.1
Total	$35.1	$38.2

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $0.2 million during the three months ended March 31, 2026, primarily related to headcount reductions within the PD segment. The Company recorded charges of $0.1 million within Gross profit and $0.1 million within Operating expenses for the three months ended March 31, 2026.

The Company recorded restructuring charges of $2.9 million during the three months ended March 31, 2025, related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of CMM. The Company recorded charges of $0.5 million within Gross profit and $2.4 million within Operating expenses for three months ended March 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Precision Devices	$0.4	$1.4
MedTech & Specialty Audio	—	0.3
Corporate	(0.2)	1.2
Total	$0.2	$2.9

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2025	$1.2	$4.8	$6.0
Restructuring charges	0.4	(0.2)	0.2
Payments	(0.6)	(4.6)	(5.2)
Balance at March 31, 2026	$1.0	$—	$1.0
All severance and restructuring accruals are reflected within "Other accrued expenses" on the Consolidated Balance Sheet at both March 31, 2026 and December 31, 2025.

9. Borrowings

Borrowings consist of the following:

(in millions)	March 31, 2026	December 31, 2025
$400.0 million Revolving Credit Facility	$131.0	$114.0
Less current maturities (1)	—	—
Total long-term debt	$131.0	$114.0
(1) There are no required principal payments due until maturity in February 2028.

Total debt principal payments over the next five years are as follows:

(in millions)
Q2-Q4 2026	$—
2027	—
2028	131.0
2029	—
2030	—

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At March 31, 2026, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 5.45% and 6.18% for the three months ended March 31, 2026 and 2025, respectively. The weighted-average commitment fee on the revolving line of credit was 0.24% and 0.25% for the three months ended March 31, 2026 and 2025, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million on October 31, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.2 million for the three months ended March 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended
	March 31, 2026			March 31, 2025
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$2.3	$—	$2.3	$0.9	$—	$0.9
Employee benefit plans	0.1	—	0.1	(0.1)	0.1	—
Changes in fair value of cash flow hedges	0.6	—	0.6	1.8	—	1.8
Total other comprehensive earnings	$3.0	$—	$3.0	$2.6	$0.1	$2.7

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings (loss), net of tax during the three months ended March 31, 2026 and 2025:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2025	$(0.4)	$(15.9)	$(108.4)	$(124.7)
Other comprehensive earnings, net of tax	0.6	0.1	2.3	3.0
Balance at March 31, 2026	$0.2	$(15.8)	$(106.1)	$(121.7)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	1.8	—	0.9	2.7
Balance at March 31, 2025	$(0.3)	$(16.9)	$(118.2)	$(135.4)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended March 31,
(in millions)	Statement of Earnings Line	2026	2025
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.1	$(0.1)
Tax	(Benefit from) provision for income taxes	—	0.1
Net of tax		$0.1	$—

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$0.4	$1.0
Tax	(Benefit from) provision for income taxes	(0.1)	(0.2)
Net of tax		$0.3	$0.8

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR from continuing operations for the three months ended March 31, 2026 was (2.7)% (inclusive of discrete items totaling $3.8 million of tax benefit). The discrete items impacting the tax benefit for the three months ended March 31, 2026 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2026 was 31.8%. The Company's ETR from continuing operations for the three months ended March 31, 2025 was 150.0% (inclusive of discrete items totaling $0.5 million of tax benefit). The discrete items impacting the tax provision for the three months ended March 31, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three months ended March 31, 2025 was 212.5%.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the benefit and provision for the three months ended March 31, 2026 and 2025, respectively.

12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Total pre-tax stock-based compensation expense	$10.4	$10.2
Tax benefit	6.9	3.1
Total stock-based compensation expense, net of tax	$3.5	$7.1

Stock Options

No stock options were granted during the three months ended March 31, 2026 and 2025.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	413,659	$18.20
Exercised (1)	(186,317)	19.36
Expired	(1)	16.07
Outstanding at March 31, 2026	227,341	$17.25	$1.9	1.0

Exercisable at March 31, 2026	227,341	$17.25	$1.9	1.0
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at March 31, 2026.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2026:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2025	1,911,526	$17.76
Granted	640,383	27.14
Vested (1)	(798,192)	17.94
Forfeited	(10,250)	21.14
Unvested at March 31, 2026	1,743,467	$21.11
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2026, $26.5 million of unrecognized compensation expense related to its RSUs is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Units

Awards with market conditions

The Company grants performance share units (“PSUs”) to senior management for which the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period. These awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company ratably recognizes the expense over the applicable service period for each PSU grant. During the three months ended March 31, 2026 and 2025, respectively, the Company granted 259,580 and 365,051 of PSUs with market conditions.

The fair value of PSUs with market conditions was determined by using a Monte Carlo simulation with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.44%	4.28%
Dividend yield	n/a	n/a
Expected life (years)	3	3
Volatility	32.90%	33.43%
Knowles share price on grant date	$27.14	$18.34
Fair value per share on grant date	$44.00	$25.50

Awards with performance conditions

The Company also grants PSUs to certain employees for which the number of PSUs that may be earned and vest is based on achievement of internal company targets. The fair value of each PSU with a performance condition is equal to the share price on the date of grant. The Company ratably recognizes the expense for these awards over the applicable service period and adjusts the expense for the expected achievement of performance conditions as necessary.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended March 31, 2026, the Company granted 26,713 PSUs with performance conditions that had a grant date fair value of $0.7 million. During the three months ended March 31, 2025, the Company granted 89,967 of PSUs with performance conditions that had a grant date fair value of $1.7 million. The 2025 grant included a special PSU award for the Chief Executive Officer of 81,788 target PSUs with a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals over a potential five-year performance period. If the goals are not met during the initial three-year performance period, it may be extended an additional two years at a reduced payout level. Achievement of this award could range from 0% to 400% of the target number of PSUs.

The following table summarizes the Company's PSU activity for the three months ended March 31, 2026:

	Share units (1)	Weighted-average grant date fair value
Unvested at December 31, 2025	1,076,268	$25.36
Granted	286,293	42.43
Vested (2)	(256,415)	29.75
Unvested at March 31, 2026	1,106,146	$28.76
(1) The number of PSUs shown reflects 100% of the target award; actual payouts may differ based on performance.
(2) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At March 31, 2026, $16.7 million of unrecognized compensation expense related to PSUs is expected to be recognized over a weighted-average period of 1.7 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Earnings (loss) from continuing operations	$11.3	$(0.4)
Loss from discontinued operations, net	(1.6)	(1.6)
Net earnings (loss)	$9.7	$(2.0)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.13	$—
Loss from discontinued operations, net	(0.02)	(0.02)
Net earnings (loss)	$0.11	$(0.02)

Weighted-average shares outstanding	85.4	87.8

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.13	$—
Loss from discontinued operations, net	(0.02)	(0.02)
Net earnings (loss)	$0.11	$(0.02)

Weighted-average shares outstanding (1)	87.7	87.8
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2026 and 2025, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.5 million and 1.9 million, respectively.

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

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at March 31, 2026 and December 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2026
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$85.1	$68.0	$153.1
Adjusted cost of goods sold	51.7	31.6	83.3
Adjusted research and development expenses	4.6	5.0	9.6
Adjusted selling and administrative expenses	13.7	3.7	17.4
Segment adjusted earnings before interest and income taxes	$15.1	$27.7	$42.8
Less:
Corporate expenses			12.7
Stock-based compensation expense			10.4
Intangibles amortization expense			4.0
Interest expense, net			1.5
Restructuring charges			0.2
Production transfer costs			0.9
Other (1)			2.6
Plus:
Transition services credit			0.5
Earnings before income taxes and discontinued operations			$11.0
(1)    Other expenses include certain foreign currency exchange rate adjustments.

	Three Months Ended March 31, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$72.5	$59.7	$132.2
Adjusted cost of goods sold	46.6	30.6	77.2
Adjusted research and development expenses	3.9	4.5	8.4
Adjusted selling and administrative expenses	11.3	3.4	14.7
Other segment items (1)	—	(0.1)	(0.1)
Segment adjusted earnings before interest and income taxes	$10.7	$21.3	$32.0
Less:
Corporate expenses			10.3
Stock-based compensation expense			10.2
Intangibles amortization expense			4.0
Restructuring charges			2.9
Interest expense, net			2.7
Production transfer costs			0.2
Acquisition-related costs			0.5
Other (2)			1.1
Plus:
Transition services credit			0.7
Earnings before income taxes and discontinued operations			$0.8
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include certain foreign currency exchange rate adjustments and non-recurring professional service fees related to the execution of various reorganization projects.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	March 31, 2026	December 31, 2025
Precision Devices	$569.7	$554.7
MedTech & Specialty Audio	388.5	399.7
Corporate (1)	95.7	96.7
Total	$1,053.9	$1,051.1
(1) Corporate assets at both March 31, 2026 and December 31, 2025 include $83.4 million of Syntiant preferred stock received in partial consideration for the sale of CMM on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled $5.2 million at both March 31, 2026 and December 31, 2025.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in North America, Asia, and Europe.

	Three Months Ended March 31,
(in millions)	2026	2025
United States	$65.0	$55.3
Asia	57.9	48.0
Europe	24.4	24.2
Other Americas	3.7	2.4
Other	2.1	2.3
Total	$153.1	$132.2

Receivables, net from contracts with customers were $95.1 million and $91.7 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	escalating international trade tensions, new or increased tariffs and trade wars among countries;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access (the risk of which could be exacerbated by geopolitical tensions, including the conflict in Iran);
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	global economic instability, including due to inflation, rising interest rates, or the impacts of geopolitical uncertainties (including the impact of the conflict with Iran, which has disrupted maritime traffic through the Strait of Hormuz, contributing to sharp increases in energy prices);
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

A more complete description of these risks, uncertainties, and other factors can be found under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We do not undertake to update or revise our forward-looking statements as a result of new information, future events, or otherwise, except as required by law.

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

Recent Developments

In 2025, the United States government implemented a series of trade tariffs on goods imported into the U.S. from various other countries. On February 20, 2026, a Supreme Court ruling invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following that decision, the U.S. Court of International Trade directed Customs and Border Protection to develop a process to administer potential refunds. Knowles has historically paid IEEPA duties, and we are currently pursuing the opportunity for potential tariff refunds. However, the amount and timing of any potential recovery is uncertain. Further, following the Supreme Court's ruling invalidating IEEPA tariffs, the administration implemented a new temporary 10% global tariff under Section 122 of the Trade Act of 1974, and indicated a desire to extend tariffs under other statutes. The scope and durability of the administration's efforts to preserve a broader tariff regime remain uncertain.

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

Results of Operations for the Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Revenues	$153.1	$132.2

Gross profit	$67.1	$53.3
Non-GAAP gross profit	$69.7	$55.0

Earnings from continuing operations before interest and income taxes	$12.5	$3.5
Adjusted earnings from continuing operations before interest and income taxes	$30.1	$21.7

(Benefit from) provision for income taxes	$(0.3)	$1.2
Non-GAAP provision for income taxes	$4.8	$2.8

Net earnings (loss) from continuing operations	$11.3	$(0.4)
Non-GAAP net earnings from continuing operations	$23.8	$16.2

Earnings per share from continuing operations - diluted	$0.13	$—
Non-GAAP diluted earnings per share	$0.27	$0.18

Revenues

Revenues for the first quarter of 2026 were $153.1 million, compared with $132.2 million for the first quarter of 2025, an increase of $20.9 million or 15.8%. PD revenues increased $12.6 million due to higher demand in the industrial, defense, electrification, and medtech markets, as well as higher average pricing. MSA revenues increased $8.3 million, primarily due to higher shipping volumes into the hearing health market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the first quarter of 2026 was $85.9 million, compared with $78.4 million for the first quarter of 2025, an increase of $7.5 million or 9.6%. This increase was primarily due to higher shipping volumes, higher factory costs in our MSA business, higher costs in our CD business specialty film line as we ramp up production capacity to support our growth in the electrification market, and increased production transfer costs in our ceramic capacitor business, partially offset by company-wide product cost reductions, favorable product mix in our MSA business, and increased factory capacity utilization.

Restructuring Charges

During the first quarter of 2026, we recorded restructuring charges of $0.1 million within Gross profit and $0.1 million within Operating expenses related primarily to headcount reductions within our PD segment.

During the first quarter of 2025, we recorded restructuring charges of $0.5 million within Gross profit and $2.4 million within Operating expenses related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of CMM. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the first quarter of 2026 was $67.1 million, compared with $53.3 million for the first quarter of 2025, an increase of $13.8 million or 25.9%. Gross profit margin (gross profit as a percentage of revenues) for the first quarter of 2026 was 43.8%, compared with 40.3% for the first quarter of 2025. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, favorable product mix in our MSA business, and increased factory capacity utilization, partially offset by higher factory costs in our MSA business, higher costs in our CD business specialty film line as we ramp production capacity to support our growth in the electrification market, and increased production transfer costs in our ceramic capacitor business.

Non-GAAP gross profit for the first quarter of 2026 was $69.7 million, compared with $55.0 million for the first quarter of 2025, an increase of $14.7 million or 26.7%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the first quarter of 2026 was 45.5% compared with 41.6% for the first quarter of 2025. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes, company-wide product cost reductions, favorable product mix in our MSA business, and increased factory capacity utilization, partially offset by higher factory costs in our MSA business and higher costs in our CD business specialty film line as we ramp production capacity to support our growth in the electrification market.

Research and Development Expenses

Research and development expenses for the first quarter of 2026 were $11.7 million, compared with $9.7 million for the first quarter of 2025, an increase of $2.0 million or 20.6%. Research and development expenses as a percentage of revenues for the first quarter of 2026 and 2025 were 7.6% and 7.3%, respectively. The increase in expenses was primarily driven by increased development activities related to new products and applications.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2026 were $39.4 million, compared with $37.2 million for the first quarter of 2025, an increase of $2.2 million or 5.9%. Selling and administrative expenses as a percentage of revenues for the first quarter of 2026 and 2025 were 25.7% and 28.1%, respectively. The increase in expenses was primarily driven by higher commissions and additional headcount within the PD segment to support future growth. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the first quarter of 2026 was $1.5 million, compared with $2.7 million for the first quarter of 2025, a decrease of $1.2 million. The decrease is primarily due to no imputed interest expense in 2026 on our Seller Note from the CD acquisition, which was paid in full in 2025. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the first quarter of 2026 was $3.4 million, compared with expense of $0.5 million for the first quarter of 2025, a change of $2.9 million. Expense in 2026 is primarily due to unfavorable foreign currency exchange rate changes. Expense in 2025 primarily represents unrealized losses in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

Effective tax rate ("ETR") for the first quarter of 2026 and 2025 was (2.7)% and 150.0%, respectively. The ETR for the first quarter of 2026 and 2025 includes discrete items totaling $3.8 million and $0.5 million of tax benefit, respectively. The discrete items impacting the tax benefit and provision for 2026 and 2025 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR for the first quarter of 2026 and 2025 was 31.8% and 212.5%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the benefit and provision for the first quarter of 2026 and 2025, respectively. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items.

The non-GAAP ETR for the first quarter of 2026 and 2025 was 16.8% and 14.7%, respectively. The non-GAAP ETR includes no discrete impact for the first quarter of 2026 or 2025. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits and the increase in income compared to the prior year.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations for the first quarter of 2026 was $11.3 million, compared with a loss of $0.4 million for the first quarter of 2025, an improvement of $11.7 million. As described above, the improvement is primarily due to higher gross profit, a tax benefit in 2026 compared to tax expense in 2025, and lower interest expense, partially offset by higher other expense and operating expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the first quarter of 2026 was $12.5 million, compared with $3.5 million for the first quarter of 2025, an increase of $9.0 million. EBIT margin (EBIT as a percentage of revenues) for the first quarter of 2026 was 8.2%, compared with 2.6% for the first quarter of 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher other expense and operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the first quarter of 2026 was $30.1 million, compared with $21.7 million for the first quarter of 2025, an increase of $8.4 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the first quarter of 2026 was 19.7%, compared with 16.4% for the first quarter of 2025. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and other expense.

Loss from Discontinued Operations, net

We recorded a loss of $1.6 million for both the first quarter of 2026 and the first quarter of 2025. The loss from discontinued operations for the first quarter of 2026 was driven by updates to estimates regarding certain tax liabilities related to CMM's historical operations. The loss from discontinued operations for the first quarter of 2025 was primarily driven by unfavorable working capital adjustments for the disposal of CMM. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.13 for the first quarter of 2026, compared with nil for the first quarter of 2025, an improvement of $0.13. As described above, the improvement is primarily due to higher gross profit, a tax benefit in 2026 compared to tax expense in 2025, and lower interest expense, partially offset by higher other expense and operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.27 for the first quarter of 2026, compared with $0.18 for the first quarter of 2025, an improvement of $0.09. As described above, the improvement is primarily due to higher non-GAAP gross profit and lower interest expense, partially offset by higher non-GAAP operating expenses, other expense, and non-GAAP income tax expense.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2026	2025
Gross profit	$67.1	$53.3
Stock-based compensation expense	0.5	0.5
Restructuring charges	0.1	0.5
Production transfer costs (2)	0.9	0.1
Transition services credit (3)	(0.3)	(0.2)
Other (4)	1.4	0.8
Non-GAAP gross profit	$69.7	$55.0

Net earnings (loss) from continuing operations	$11.3	$(0.4)
Interest expense, net	1.5	2.7
(Benefit from) provision for income taxes	(0.3)	1.2
Earnings from continuing operations before interest and income taxes	12.5	3.5
Stock-based compensation expense	10.4	10.2
Intangibles amortization expense	4.0	4.0
Restructuring charges	0.2	2.9
Production transfer costs (2)	0.9	0.2
Acquisition-related costs (5)	—	0.5
Transition services credit (3)	(0.5)	(0.7)
Other (4)	2.6	1.1
Adjusted earnings from continuing operations before interest and income taxes	$30.1	$21.7

(Benefit from) provision for income taxes	$(0.3)	$1.2
Income tax effects of non-GAAP reconciling adjustments (6)	5.1	1.6
Non-GAAP provision for income taxes	$4.8	$2.8

Net earnings (loss) from continuing operations	$11.3	$(0.4)
Non-GAAP reconciling adjustments (7)	17.6	18.2
Income tax effects of non-GAAP reconciling adjustments (6)	5.1	1.6
Non-GAAP net earnings	$23.8	$16.2

Diluted earnings per share from continuing operations	$0.13	$—
Earnings per share non-GAAP reconciling adjustment (6) (7) (8)	0.14	0.18
Non-GAAP diluted earnings per share (8)	$0.27	$0.18

Diluted average shares outstanding	87.7	87.8
Non-GAAP adjustment (8) (9)	(0.4)	1.8
Non-GAAP diluted average shares outstanding (8) (9)	87.3	89.6

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
(3)    Transition services represent amounts charged to Syntiant in connection with post-closing transition and separation costs.
(4)    Other expenses include foreign currency exchange rate impacts on restructuring balances and non-recurring professional service fees related to the execution of various reorganization projects. Other expenses for the first quarter of 2026 also includes foreign currency exchange rate adjustments related to certain balances retained subsequent to the disposal of CMM; these adjustments were not deemed material for prior periods.
(5)    These expenses include ongoing costs to facilitate integration of the CD acquisition by the PD segment.
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
(8)    In the third quarter of 2025, the Company modified its calculation method of non-GAAP diluted average shares outstanding to exclude the potential dilution impact from performance share units ("PSUs") as these equity awards have not yet been earned. Our PSUs are market-based awards and have fluctuated based on the Company's total shareholder return performance relative to the Russell 2000 during the measurement period. The calculation methodology change in non-GAAP diluted average shares outstanding had no impact on non-GAAP diluted earnings per share for the historical periods presented.
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

Segment Results of Operations for the Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

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

Precision Devices

	Three Months Ended March 31,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$85.1		$72.5

Earnings from continuing operations before interest and income taxes	$7.6	8.9%	$3.2	4.4%
Stock-based compensation expense	2.2		1.4
Intangibles amortization expense	4.0		4.0
Restructuring charges	0.4		1.4
Production transfer costs (1)	0.9		0.2
Acquisition-related costs (2)	—		0.5
Adjusted earnings from continuing operations before interest and income taxes	$15.1	17.7%	$10.7	14.8%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses include ongoing costs to facilitate integration of the CD acquisition.

Revenues

PD revenues were $85.1 million for the first quarter of 2026, compared with $72.5 million for the first quarter of 2025, an increase of $12.6 million or 17.4%. Revenues increased due to higher demand in the industrial, defense, electrification, and medtech markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $7.6 million for the first quarter of 2026, compared with $3.2 million for the first quarter of 2025, an increase of $4.4 million. EBIT margin for the first quarter of 2026 was 8.9%, compared to 4.4% for the first quarter of 2025. The increases were due to higher gross profit, partially offset by higher operating expenses driven by higher commissions and additional headcount to support future growth. The gross profit increase was primarily driven by higher shipping volumes, product cost reductions, and increased factory capacity utilization, partially offset by higher costs in our CD business specialty film line as we ramp up production capacity to support our growth in the electrification market and increased production transfer costs in our ceramic capacitor business.

PD Adjusted EBIT was $15.1 million for the first quarter of 2026, compared with $10.7 million for the first quarter of 2025, an increase of $4.4 million. Adjusted EBIT margin for the first quarter of 2026 was 17.7%, compared with 14.8% for the first quarter of 2025. The increases were due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses driven by higher commissions and additional headcount to support future growth. The non-GAAP gross profit increase was driven by higher shipping volumes, product cost reductions, and increased factory capacity utilization, partially offset by higher costs in our CD business specialty film line as we ramp up production capacity to support our growth in the electrification market.

MedTech & Specialty Audio

	Three Months Ended March 31,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$68.0		$59.7

Earnings from continuing operations before interest and income taxes	$26.0	38.2%	$19.3	32.3%
Stock-based compensation expense	1.7		1.7
Restructuring charges	—		0.3
Adjusted earnings from continuing operations before interest and income taxes	$27.7	40.7%	$21.3	35.7%

Revenues

MSA revenues were $68.0 million for the first quarter of 2026, compared with $59.7 million for the first quarter of 2025, an increase of $8.3 million or 13.9%. Revenues increased primarily due to higher shipping volumes into the hearing health market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $26.0 million for the first quarter of 2026, compared with $19.3 million for the first quarter of 2025, an increase of $6.7 million. EBIT margin for the first quarter of 2026 was 38.2%, compared with 32.3% for the first quarter of 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit. The increase in gross profit was driven by higher shipping volumes, favorable product mix, product cost reductions, and increased factory capacity utilization, partially offset by higher factory costs.

MSA Adjusted EBIT was $27.7 million for the first quarter of 2026, compared with $21.3 million for the first quarter of 2025, an increase of $6.4 million. Adjusted EBIT margin for the first quarter of 2026 was 40.7%, compared to 35.7% for the first quarter of 2025. The increases in adjusted EBIT and adjusted EBIT margin were primarily due to higher non-GAAP gross profit. Higher non-GAAP gross profit was driven by higher shipping volumes, favorable product mix, product cost reductions and increased factory capacity utilization, partially offset by higher factory costs.

Liquidity and Capital Resources

Historically, we have generated and expect to continue to generate positive cash flow from operations. Our ability to fund our operations and capital needs will depend on our ongoing ability to generate cash from operations and access capital markets. We believe that our future cash flow from operations and access to capital markets will provide adequate resources to fund our working capital needs, capital expenditures, strategic investments, and share repurchases. We have secured a revolving line of credit in the United States from a syndicate of commercial banks to provide additional liquidity. Furthermore, if we were to require additional cash above and beyond our cash on the balance sheet, the free cash flow generated by the business, and availability under our revolving credit facility, we would most likely seek to raise long-term financing through the U.S. debt or bank markets.

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

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value, for a total of $400.0 million of aggregate value. At March 31, 2026, we have $121.5 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the three months ended March 31, 2026 and 2025, the Company repurchased 276,309 and 300,768 shares of common stock, respectively, for a total of $7.5 million and $5.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash flows (used in) provided by:
Operating activities	$(0.7)	$1.3
Investing activities	(10.8)	(3.5)
Financing activities	(1.8)	(26.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net decrease in cash and cash equivalents	$(13.2)	$(28.2)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including impairment charges, depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2026 is primarily due to a customer prepayment in 2025 that did not recur in 2026 and an increase in working capital in 2026, partially offset by less cash used in 2026 to settle obligations related to CMM and higher earnings from continuing operations.

Investing Activities

The increase in cash used in investing activities during 2026 was driven by higher capital expenditures. Our increased capital expenditures in 2026 were due to capacity expansion in our PD segment, including our specialty film product line.

In 2026, we expect capital expenditures to be in the range of 4% to 5% of revenues.

Financing Activities

Cash used in financing activities during 2026 was primarily related to $14.2 million of tax payments related to net share settlement of equity awards and $7.5 million of repurchases of common stock, partially offset by $17.0 million of net proceeds on the revolving credit facility and proceeds of $3.0 million from the exercise of options. Cash used in financing activities during 2025 was primarily related to $15.0 million of payments on the revolving credit facility, $6.7 million of tax payments related to net share settlement of equity awards, and $5.0 million of repurchases of common stock, partially offset by proceeds of $0.6 million from the exercise of options.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash (used in) provided by operating activities	$(0.7)	$1.3
Amounts utilized in discontinued operations	8.4	21.0
Non-GAAP net cash attributable to continuing operations	7.7	22.3

Capital expenditures	(10.8)	(4.0)
Amounts attributable to discontinued operations	—	—
Non-GAAP capital expenditures attributable to continuing operations	(10.8)	(4.0)

Non-GAAP net cash attributable to continuing operations	7.7	22.3
Non-GAAP capital expenditures attributable to continuing operations	(10.8)	(4.0)
Adjusted free cash flow	$(3.1)	$18.3
Adjusted free cash flow as a % of revenues	(2.0)%	13.8%

In 2026 we used adjusted free cash flow of $3.1 million compared to adjusted free cash flow generated of $18.3 million in 2025. The decrease in adjusted free cash flow in 2026 was primarily due to a customer prepayment in 2025 that did not recur in 2026, an increase in working capital, and higher capital expenditures, partially offset by higher earnings from continuing operations.

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

The information concerning our critical accounting estimates can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 9, 2026. There are no material changes in our previously reported critical accounting estimates.

Recent Accounting Standards

The issuance of recent accounting standards, as included in Note 2. Recent Accounting Standards to our Consolidated Financial Statements, is not expected to have a significant impact on our revenue, earnings, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2026, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our exposure to market risk as of December 31, 2025, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Below is a summary of share repurchases for the three months ended March 31, 2026:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
January 2026	—	$—	—	$129.0
February 2026	273,835	$27.39	273,835	$121.5
March 2026	2,474	$23.91	2,474	$121.5
Total Activity	276,309	$27.36	276,309

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Daniel Giesecke Senior Vice President & Chief Operating Officer	Adopt	2/25/2026	X		20,201	2/12/2027
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

10.1
Special Performance Award Agreement, dated February 17. 2026, between Knowles Corporation and Daniel Giesecke (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 20, 2026 (SEC file No. 001-36102))

10.2	Knowles Corporation Executive Severance Plan

10.3	Knowles Corporation Chief Executive Officer Severance Plan

10.4	Knowles Corporation Senior Executive Change-in-Control Severance Plan

10.5	Knowles Corporation Chief Executive Officer Change-in-Control Severance Plan

10.6	Form of Chief Executive Officer Restricted Stock Unit Award Agreement

10.7	Form of Chief Executive Officer Performance Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three months ended March 31, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three months ended March 31, 2026 and 2025, (iii) Consolidated Balance Sheets (Unaudited) as of March 31, 2026 and December 31, 2025, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	April 28, 2026	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)