Form 10-Q
period 2026-06-30
Knowles Corp
filed 2026-07-28
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 24, 2026 was 85,410,326.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$166.8	$145.9	$319.9	$278.1
Cost of goods sold	92.1	81.7	178.0	160.1
Impairment charges	—	3.6	—	3.6
Restructuring charges - cost of goods sold	0.1	—	0.2	0.5
Gross profit	74.6	60.6	141.7	113.9
Research and development expenses	10.6	10.0	22.3	19.7
Selling and administrative expenses	39.2	35.9	78.6	73.1
Restructuring charges	0.1	—	0.2	2.4
Operating expenses	49.9	45.9	101.1	95.2
Operating earnings	24.7	14.7	40.6	18.7
Interest expense, net	1.7	2.5	3.2	5.2
Other expense, net	0.4	0.9	3.8	1.4
Earnings before income taxes and discontinued operations	22.6	11.3	33.6	12.1
Provision for income taxes	4.2	3.5	3.9	4.7
Earnings from continuing operations	18.4	7.8	29.7	7.4
Earnings (loss) from discontinued operations, net	1.0	—	(0.6)	(1.6)
Net earnings	$19.4	$7.8	$29.1	$5.8

Earnings per share from continuing operations:
Basic	$0.21	$0.09	$0.35	$0.08
Diluted	$0.21	$0.09	$0.34	$0.08

Earnings (loss) per share from discontinued operations:
Basic	$0.02	$—	$(0.01)	$(0.01)
Diluted	$0.01	$—	$(0.01)	$(0.01)

Net earnings per share:
Basic	$0.23	$0.09	$0.34	$0.07
Diluted	$0.22	$0.09	$0.33	$0.07

Weighted-average common shares outstanding:
Basic	85.7	86.9	85.6	87.3
Diluted	87.9	87.6	87.9	88.3

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$19.4	$7.8	$29.1	$5.8

Other comprehensive earnings, net of tax

Foreign currency translation	2.6	5.2	4.9	6.1

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	0.3	0.3	0.3
Net change in employee benefit plans	0.2	0.3	0.3	0.3

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(0.1)	1.5	0.2	2.5
Net (gains) losses reclassified into earnings	(0.2)	(0.4)	0.1	0.4
Total cash flow hedges	(0.3)	1.1	0.3	2.9

Other comprehensive earnings, net of tax	2.5	6.6	5.5	9.3

Comprehensive earnings	$21.9	$14.4	$34.6	$15.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$49.6	$54.2
Receivables, net of allowances of $0.3 and $0.0	116.5	102.8
Inventories	147.1	124.6
Prepaid and other current assets	11.1	9.8
Total current assets	324.3	291.4
Property, plant, and equipment, net	145.3	140.2
Goodwill	270.4	270.3
Intangible assets, net	133.1	141.1
Operating lease right-of-use assets	18.5	19.1
Investment in affiliate	83.4	83.4
Other assets and deferred charges	101.0	105.6
Total assets	$1,076.0	$1,051.1

Current liabilities:
Accounts payable	$48.3	$42.9
Accrued compensation and employee benefits	24.6	29.7
Operating lease liabilities	4.5	4.1
Other accrued expenses	22.0	28.2
Federal and other taxes on income	1.9	1.0
Total current liabilities	101.3	105.9
Long-term debt	131.0	114.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	14.7	16.1
Other liabilities	32.4	38.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 100,867,089 and 85,410,326 shares issued and outstanding at June 30, 2026, respectively, and 99,651,892 and 84,887,498 shares issued and outstanding at December 31, 2025, respectively	1.0	1.0
Treasury stock - at cost; 15,456,763 and 14,764,394 shares at June 30, 2026 and December 31, 2025, respectively	(293.2)	(270.7)
Additional paid-in capital	1,747.2	1,739.6
Accumulated deficit	(540.3)	(569.4)
Accumulated other comprehensive loss	(119.2)	(124.7)
Total stockholders' equity	795.5	775.8
Total liabilities and stockholders' equity	$1,076.0	$1,051.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2026	100,601,363	$1.0	(15,040,703)	$(278.2)	$1,738.8	$(559.7)	$(121.7)	$780.2
Net earnings	—	—	—	—	—	19.4	—	19.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	2.5	2.5
Repurchase of common stock	—	—	(416,060)	(15.0)	—	—	—	(15.0)
Stock-based compensation expense	—	—	—	—	6.2	—	—	6.2
Exercise of stock options	176,939	—	—	—	2.8	—	—	2.8
Restricted stock unit settlement, net of tax	88,787	—	—	—	(0.6)	—	—	(0.6)
Balance at June 30, 2026	100,867,089	$1.0	(15,456,763)	$(293.2)	$1,747.2	$(540.3)	$(119.2)	$795.5

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at March 31, 2025	99,171,097	$1.0	(11,493,297)	$(210.2)	$1,716.0	$(615.6)	$(135.4)	$755.8
Net earnings	—	—	—	—	—	7.8	—	7.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	6.6	6.6
Repurchase of common stock	—	—	(1,881,694)	(30.0)	—	—	—	(30.0)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	6.3	—	—	6.3
Exercise of stock options	149	—	—	—	—	—	—	—
Restricted stock unit settlement, net of tax	91,351	—	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2025	99,651,892	$1.0	(14,764,394)	$(270.7)	$1,739.6	$(569.4)	$(124.7)	$775.8
Net earnings	—	—	—	—	—	29.1	—	29.1
Other comprehensive earnings, net of tax	—	—	—	—	—	—	5.5	5.5
Repurchase of common stock	—	—	(692,369)	(22.5)	—	—	—	(22.5)
Stock-based compensation expense	—	—	—	—	16.6	—	—	16.6
Exercise of stock options	339,178	—	—	—	5.8	—	—	5.8
Restricted and performance stock unit settlement, net of tax	876,019	—	—	—	(14.8)	—	—	(14.8)
Balance at June 30, 2026	100,867,089	$1.0	(15,456,763)	$(293.2)	$1,747.2	$(540.3)	$(119.2)	$795.5

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net earnings	—	—	—	—	—	5.8	—	5.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	9.3	9.3
Repurchase of common stock	—	—	(2,182,462)	(35.0)	—	—	—	(35.0)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	16.5	—	—	16.5
Exercise of stock options	43,360	—	—	—	0.6	—	—	0.6
Restricted and performance stock unit settlement, net of tax	668,049	—	—	—	(6.9)	—	—	(6.9)
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net earnings	$29.1	$5.8
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	18.9	18.1
Stock-based compensation	16.6	16.5
Deferred income taxes	5.6	4.8
Non-cash interest expense and amortization of debt issuance costs	0.3	2.8
Impairment charges on fixed assets	—	3.6
(Gain) loss on sale of business	(0.8)	1.6
Other, net	6.5	3.6
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(14.0)	2.8
Inventories	(23.3)	(0.4)
Prepaid and other current assets	(2.1)	(1.7)
Accounts payable	5.8	(20.8)
Accrued compensation and employee benefits	(5.1)	(6.6)
Other accrued expenses	(7.7)	(5.4)
Accrued taxes	0.4	(0.9)
Other non-current assets and non-current liabilities	(2.7)	13.9
Net cash provided by operating activities	27.5	37.7

Investing Activities
Capital expenditures	(17.3)	(9.1)
Purchase of investments	—	(1.6)
Proceeds from the sale of investments	—	1.6
Proceeds from seller loan repayment	—	0.5
Net cash used in investing activities	(17.3)	(8.6)

Financing Activities
Borrowings under revolving credit facility	105.0	—
Proceeds from exercise of stock options	5.8	0.6
Payments under revolving credit facility	(88.0)	(15.0)
Repurchase of common stock	(22.5)	(35.0)
Tax on restricted stock and performance share unit vesting and stock option exercises	(14.8)	(6.9)
Payments of finance lease obligations	(0.2)	(0.2)
Net cash used in financing activities	(14.7)	(56.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.5

Net decrease in cash and cash equivalents	(4.6)	(26.9)
Cash and cash equivalents at beginning of period	54.2	130.1
Cash and cash equivalents at end of period	$49.6	$103.2

Supplemental information - cash paid for:
Income taxes	$5.2	$6.1
Interest	$4.0	$4.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On December 27, 2024, the Company completed the sale of the Consumer MEMS Microphones ("CMM") business to Syntiant Corp. ("Syntiant"). See Note 3. Discontinued Operations for additional information related to this transaction. The results of operations for CMM, including the impacts of the sale, have been classified as discontinued operations for all periods presented.

Transactions with Syntiant - As partial consideration for the sale of CMM on December 27, 2024, the Company received Series D-2 preferred stock of Syntiant. See Note 3. Discontinued Operations for additional information related to this transaction. The Company accounts for this investment using the cost method, measured at its historical cost, which was the fair value of the consideration received from Syntiant for the sale of CMM, plus any non-cash dividend earned. The balance of this investment was $83.4 million as of both June 30, 2026 and December 31, 2025, and is classified as “Investment in affiliate” on the Consolidated Balance Sheet.

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029. This note bore interest at the prime rate until June 28, 2025, at which time the interest rate increased to 13.0%. The interest rate on this note was reduced to 8.0% effective May 11, 2026 in connection with an amendment executed at the time. The balance of this note was $5.9 million as of both June 30, 2026 and December 31, 2025 and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shares in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million. Under the terms of the separation cost credit, the Company is required to reimburse Syntiant 100% for the first $7.0 million of separation costs incurred and 50% for those costs in excess of $7.0 million, up to the maximum established separation cost credit of $13.5 million. The balance of the separation credit was $3.1 million and $4.8 million at June 30, 2026 and December 31, 2025, respectively and is classified within "Other accrued expenses" on the Consolidated Balance Sheet. The separation credit as of June 30, 2026 of $3.1 million was paid to Syntiant in July 2026.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company leases portions of its facilities to Syntiant, for which lease payments of $0.3 million and $1.9 million were applied to the separation credit for the six months ended June 30, 2026 and 2025, respectively. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled approximately $5.2 million as of both June 30, 2026 and December 31, 2025, respectively.

The Company recognized revenue for transactions with Syntiant totaling $4.4 million and $4.0 million during the three months ended June 30, 2026 and 2025, respectively, and $7.1 million and $8.3 million during the six months ended June 30, 2026 and 2025, respectively. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $2.5 million and $4.2 million due from Syntiant at June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026 and 2025, the Company repurchased 692,369 and 2,182,462 shares of common stock for a total of $22.5 million and $35.0 million, respectively. At June 30, 2026, the Company had $106.5 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the six months ended June 30, 2026 and 2025 were $1.2 million and $14.6 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at June 30, 2026 and 2025 were $1.9 million and $1.3 million, respectively.

2. Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03 to provide additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This guidance requires that a public business entity disclose amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption presented on the face of the income statement and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard also requires an entity disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. In accordance with the requirements of the standard, the Company intends to adopt ASU 2024-03 for its annual reporting for the year ended December 31, 2027 and for its interim reporting for the three months ended March 31, 2028. This standard may be applied either prospectively to the financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company expects that the adoption of ASU 2024-03 will expand its disclosures, but does not expect it to have a material impact on its financial position, results of operations, or cash flows.

3. Discontinued Operations

On December 27, 2024, the Company completed the sale of CMM to Syntiant. The total consideration for this transaction was approximately $140.8 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), and Syntiant Series D-2 preferred stock with a fair value of $77.2 million. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer applied to specified separation costs post-closing. The Company recorded a gain on sale of $0.8 million for the three and six months ended June 30, 2026 and a loss on sale of $1.6 million for the six months ended June 30,

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2025 related to working capital adjustments and costs associated with this transaction. The purchase price for this transaction has now been finalized.

During the six months ended June 30, 2026, the Company recorded net expense of $1.4 million to update its estimates regarding certain tax liabilities related to CMM's historical operations.

The disposition of CMM meets the criteria described in ASC 205-20, Presentation of Financial Statements – Discontinued Operations. In accordance with this guidance, the Company has classified the results of operations of CMM, including the impacts of the sale, as discontinued operations for all periods presented as this disposal represents a strategic shift that has a major effect on the Company’s results of operations.

Results of the Company’s discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Research and development expenses	$—	$—	$—	$0.4
Selling and administrative expenses	—	—	—	0.4
Operating expenses	—	—	—	0.8
Operating loss	—	—	—	(0.8)
(Gain) loss on sale of business	(0.8)	—	(0.8)	1.6
Earnings (loss) from discontinued operations before taxes	0.8	—	0.8	(2.4)
(Benefit from) provision for income taxes	(0.2)	—	1.4	(0.8)
Earnings (loss) from discontinued operations, net	$1.0	$—	$(0.6)	$(1.6)

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the three and six months ended June 30, 2026 or 2025.

4. Inventories

The following table details the major components of inventories:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$110.2	$103.4
Work in progress	38.7	27.1
Finished goods	44.8	40.5
Subtotal	193.7	171.0
Less reserves	(46.6)	(46.4)
Total	$147.1	$124.6

5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	June 30, 2026	December 31, 2025
Land	$13.9	$14.1
Buildings and improvements	112.5	99.1
Machinery, equipment, and other	294.9	294.4
Subtotal	421.3	407.6
Less accumulated depreciation	(276.0)	(267.4)
Total	$145.3	$140.2

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Depreciation expense totaled $5.7 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 depreciation expense totaled $10.9 million and $10.0 million, respectively.

During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to its expected selling price. See also "Transactions with Syntiant" in Note 1. Basis of Presentation.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2026 are as follows:

(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Balance at December 31, 2025	$132.6	$137.7	$270.3
Foreign currency translation	0.1	—	0.1
Balance at June 30, 2026	$132.7	$137.7	$270.4

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	June 30, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$3.3	$15.2	$2.8
Customer relationships	118.4	45.7	118.4	39.5
Developed technology	26.3	10.1	26.3	8.8
Other	0.8	0.5	0.8	0.5
Total	160.7	59.6	160.7	51.6
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$133.1		$141.1

Amortization expense totaled $4.0 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 amortization expense totaled $8.0 million and $8.1 million, respectively.

Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q3-Q4 2026	$8.0
2027	15.9
2028	15.2
2029	12.8
2030	11.7
2031 and thereafter	37.5
Total	$101.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	June 30, 2026	December 31, 2025
Deferred revenue (1)	$6.1	$1.2
Accrued taxes other than income taxes	3.5	5.0
Sales volume rebates	3.2	3.3
Accrued separation costs (2)	3.1	4.8
Accrued insurance	2.0	2.1
Accrued commissions (non-employee)	1.2	2.1
Current hedging liability	0.5	1.5
Restructuring and exit costs	0.3	6.0
Other	2.1	2.2
Total	$22.0	$28.2

The following table details the major components of other liabilities:

(in millions)	June 30, 2026	December 31, 2025
Deferred revenue (1)	$15.8	$19.8
Deferred compensation	13.7	14.9
Unrecognized tax benefits	2.6	3.1
Other	0.3	0.4
Total	$32.4	$38.2

(1) The Company did not recognize any material revenue during the six months ended June 30, 2026 that was included in deferred revenue at December 31, 2025; the remaining underlying performance obligations are expected to be fulfilled by Q1 2028.
(2) In connection with the sale of CMM on December 27, 2024, the Company shares in certain separation costs with the buyer pursuant to a credit of up to $13.5 million that the buyer may apply to specified separation costs post-closing. See Note 1. Basis of Presentation. The remaining separation credit of $3.1 million was paid to Syntiant in July 2026.

8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $0.2 million and $0.4 million during the three and six months ended June 30, 2026, respectively, primarily related to headcount reductions within the Precision Devices segment. The Company recorded charges of $0.1 million and $0.2 million within Gross profit for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million within Operating expenses for the three and six months ended June 30, 2026, respectively.

The Company recorded restructuring charges of $2.9 million during the six months ended June 30, 2025, related to headcount reductions across the Company to rightsize operating expenses subsequent to the sale of the CMM business. The Company recorded charges of $0.5 million within Gross profit and $2.4 million within Operating expenses for six months ended June 30, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Precision Devices	$0.2	$—	$0.6	$1.4
MedTech & Specialty Audio	—	—	—	0.3
Corporate	—	—	(0.2)	1.2
Total	$0.2	$—	$0.4	$2.9

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2025	$1.2	$4.8	$6.0
Restructuring charges	0.6	(0.2)	0.4
Payments	(1.5)	(4.6)	(6.1)
Balance at June 30, 2026	$0.3	$—	$0.3
All severance and restructuring accruals are reflected within "Other accrued expenses" on the Consolidated Balance Sheet at both June 30, 2026 and December 31, 2025.

9. Borrowings

Borrowings consist of the following:

(in millions)	June 30, 2026	December 31, 2025
$400.0 million Revolving Credit Facility	$131.0	$114.0
Less current maturities (1)	—	—
Total long-term debt	$131.0	$114.0
(1) There are no required principal payments due until maturity in February 2028.

Total debt principal payments over the next five years are as follows:

(in millions)
Q3-Q4 2026	$—
2027	—
2028	131.0
2029	—
2030	—

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At June 30, 2026, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 5.35% and 6.18% for the six months ended June 30, 2026 and 2025, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.25% for the six months ended June 30, 2026 and 2025, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million on October 31, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended
	June 30, 2026			June 30, 2025
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$2.6	$—	$2.6	$5.2	$—	$5.2
Employee benefit plans	0.2	—	0.2	0.2	0.1	0.3
Changes in fair value of cash flow hedges	(0.3)	—	(0.3)	1.1	—	1.1
Total other comprehensive earnings	$2.5	$—	$2.5	$6.5	$0.1	$6.6

	Six Months Ended
	June 30, 2026			June 30, 2025
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$4.9	$—	$4.9	$6.1	$—	$6.1
Employee benefit plans	0.3	—	0.3	0.1	0.2	0.3
Changes in fair value of cash flow hedges	0.3	—	0.3	2.9	—	2.9
Total other comprehensive earnings	$5.5	$—	$5.5	$9.1	$0.2	$9.3

The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings, net of tax during the six months ended June 30, 2026 and 2025:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2025	$(0.4)	$(15.9)	$(108.4)	$(124.7)
Other comprehensive earnings, net of tax	0.3	0.3	4.9	5.5
Balance at June 30, 2026	$(0.1)	$(15.6)	$(103.5)	$(119.2)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	2.9	0.3	6.1	9.3
Balance at June 30, 2025	$0.8	$(16.6)	$(113.0)	$(128.8)

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended June 30,
(in millions)	Statement of Earnings Line	2026	2025
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.2	$0.2
Tax	Provision for income taxes	—	0.1
Net of tax		$0.2	$0.3

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$(0.3)	$(0.5)
Tax	Provision for income taxes	0.1	0.1
Net of tax		$(0.2)	$(0.4)

		Six Months Ended June 30,
(in millions)	Statement of Earnings Line	2026	2025
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.3	$0.1
Tax	Provision for income taxes	—	0.2
Net of tax		$0.3	$0.3

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$0.1	$0.5
Tax	Provision for income taxes	—	(0.1)
Net of tax		$0.1	$0.4

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

The Company's ETR from continuing operations for the three and six months ended June 30, 2026 was 18.6% (inclusive of discrete items totaling $0.9 million of tax benefit) and 11.6% (inclusive of discrete items totaling $4.7 million of tax benefit), respectively. The discrete items impacting the tax benefit for the three and six months ended June 30, 2026 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2026 was 22.6% and 25.6%, respectively. The Company's ETR from continuing operations for the three and six months ended June 30, 2025 was 31.0% (inclusive of discrete items totaling $0.1 million of tax expense) and 38.8% (inclusive of discrete items totaling $0.3 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and six months ended June 30, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and six months ended June 30, 2025 was 30.1% and 41.3%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the six months ended June 30, 2026 and 2025, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total pre-tax stock-based compensation expense	$6.2	$6.3	$16.6	$16.5
Tax benefit	1.3	0.4	8.2	3.5
Total stock-based compensation expense, net of tax	$4.9	$5.9	$8.4	$13.0

Stock Options

No stock options were granted during the six months ended June 30, 2026 and 2025.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	413,659	$18.20
Exercised (1)	(380,855)	18.04
Expired	(1)	16.07
Outstanding at June 30, 2026	32,803	$20.07	$0.7	1.9

Exercisable at June 30, 2026	32,803	$20.07	$0.7	1.9
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at June 30, 2026.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2026:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2025	1,911,526	$17.76
Granted	693,698	27.40
Vested (1)	(923,646)	17.75
Forfeited	(25,816)	22.34
Unvested at June 30, 2026	1,655,762	$21.74
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2026, the Company had $24.1 million of unrecognized compensation expense related to its RSUs that it expects to recognize over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Performance Share Units

Awards with market conditions

The Company grants performance share units (“PSUs”) to senior management for which the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period. These awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company ratably recognizes the expense over the applicable service period for each PSU grant. During the six months ended June 30, 2026 and 2025, respectively, the Company granted 259,580 and 365,051 of PSUs with market conditions.

The fair value of PSUs with market conditions was determined by using a Monte Carlo simulation with the following assumptions:

	Six Months Ended June 30,
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

During the six months ended June 30, 2026, the Company granted 27,515 PSUs with performance conditions that had a grant date fair value of $0.7 million. During the six months ended June 30, 2025, the Company granted 89,967 of PSUs with performance conditions that had a grant date fair value of $1.7 million. The 2025 grant included a special PSU award for the Chief Executive Officer of 81,788 target PSUs with a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals over a potential five-year performance period. If the goals are not met during the initial three-year performance period, it may be extended an additional two years at a reduced payout level. Achievement of this award could range from 0% to 400% of the target number of PSUs.

The following table summarizes the Company's PSU activity for the six months ended June 30, 2026:

	Share units (1)	Weighted-average grant date fair value
Unvested at December 31, 2025	1,076,268	$25.36
Granted	287,095	42.40
Vested (2)	(256,415)	29.75
Unvested at June 30, 2026	1,106,948	$28.76
(1) The number of PSUs shown reflects 100% of the target award; actual payouts may differ based on performance.
(2) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 30, 2026, the Company had $14.5 million of unrecognized compensation expense related to PSUs that it expects to recognize over a weighted-average period of 1.7 years.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings from continuing operations	$18.4	$7.8	$29.7	$7.4
Earnings (loss) from discontinued operations, net	1.0	—	(0.6)	(1.6)
Net earnings	$19.4	$7.8	$29.1	$5.8

Basic earnings per common share:
Earnings from continuing operations	$0.21	$0.09	$0.35	$0.08
Earnings (loss) from discontinued operations, net	0.02	—	(0.01)	(0.01)
Net earnings	$0.23	$0.09	$0.34	$0.07

Weighted-average shares outstanding	85.7	86.9	85.6	87.3

Diluted earnings per common share:
Earnings from continuing operations	$0.21	$0.09	$0.34	$0.08
Earnings (loss) from discontinued operations, net	0.01	—	(0.01)	(0.01)
Net earnings	$0.22	$0.09	$0.33	$0.07

Weighted-average shares outstanding (1)	87.9	87.6	87.9	88.3
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Weighted-average shares outstanding - basic	85.7	86.9	85.6	87.3
Dilutive effect of assumed vesting of PSUs, RSUs, and exercise of stock options	2.2	0.7	2.3	1.0
Weighted-average shares outstanding - diluted	87.9	87.6	87.9	88.3

For the three and six months ended June 30, 2026, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.5 million and 0.4 million, respectively. For the three and six months ended June 30, 2025, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 1.8 million and 1.1 million, respectively.

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

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at June 30, 2026 and December 31, 2025.

15. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2026
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$98.3	$68.5	$166.8
Adjusted cost of goods sold	58.9	32.1	91.0
Adjusted research and development expenses	4.6	4.8	9.4
Adjusted selling and administrative expenses	14.4	4.1	18.5
Other segment items (1)	0.1	(0.1)	—
Segment adjusted earnings before interest and income taxes	$20.3	$27.6	$47.9
Less:
Corporate expenses			11.8
Stock-based compensation expense			6.2
Intangibles amortization expense			4.0
Interest expense, net			1.7
Production transfer costs			0.8
Restructuring charges			0.2
Other (2)			0.9
Plus:
Transition services credit			0.3
Earnings before income taxes and discontinued operations			$22.6
(1)    Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include certain foreign currency exchange rate adjustments.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$78.5	$67.4	$145.9
Adjusted cost of goods sold	48.1	33.3	81.4
Adjusted research and development expenses	4.0	4.6	8.6
Adjusted selling and administrative expenses	12.3	3.5	15.8
Other segment items (1)	0.2	(0.1)	0.1
Segment adjusted earnings before interest and income taxes	$13.9	$26.1	$40.0
Less:
Corporate expenses			12.3
Stock-based compensation expense			6.3
Intangibles amortization expense			4.1
Impairment charges			3.6
Interest expense, net			2.5
Production transfer costs			0.2
Acquisition-related costs			0.2
Plus:
Transition services credit			0.5
Earnings before income taxes and discontinued operations			$11.3
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.

	Six Months Ended June 30, 2026
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$183.4	$136.5	$319.9
Adjusted cost of goods sold	110.6	63.7	174.3
Adjusted research and development expenses	9.2	9.8	19.0
Adjusted selling and administrative expenses	28.1	7.8	35.9
Other segment items (1)	0.1	(0.1)	—
Segment adjusted earnings before interest and income taxes	$35.4	$55.3	$90.7
Less:
Corporate expenses			24.5
Stock-based compensation expense			16.6
Intangibles amortization expense			8.0
Interest expense, net			3.2
Production transfer costs			1.7
Restructuring charges			0.4
Other (2)			3.5
Plus:
Transition services credit			0.8
Earnings before income taxes and discontinued operations			$33.6
(1)    Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include certain foreign currency exchange rate adjustments.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$151.0	$127.1	$278.1
Adjusted cost of goods sold	94.7	63.9	158.6
Adjusted research and development expenses	7.9	9.1	17.0
Adjusted selling and administrative expenses	23.6	6.9	30.5
Other segment items (1)	0.2	(0.2)	—
Segment adjusted earnings before interest and income taxes	$24.6	$47.4	$72.0
Less:
Corporate expenses			22.6
Stock-based compensation expense			16.5
Intangibles amortization expense			8.1
Interest expense, net			5.2
Impairment charges			3.6
Restructuring charges			2.9
Acquisition-related costs			0.7
Production transfer costs			0.4
Other (2)			1.1
Plus:
Transition services credit			1.2
Earnings before income taxes and discontinued operations			$12.1
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses include foreign currency exchange rate impacts on restructuring balances.

Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	June 30, 2026	December 31, 2025
Precision Devices	$587.5	$554.7
MedTech & Specialty Audio	392.2	399.7
Total segments	979.7	954.4
Corporate (1)	96.3	96.7
Total	$1,076.0	$1,051.1
(1) Corporate assets at both June 30, 2026 and December 31, 2025 include $83.4 million of Syntiant preferred stock received in partial consideration for the sale of CMM on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled approximately $5.2 million at both June 30, 2026 and December 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in North America, Asia, and Europe.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
United States	$72.3	$58.7	$137.3	$114.0
Asia	60.8	58.5	118.7	106.5
Europe	27.8	24.0	52.2	48.2
Other Americas	3.2	2.5	6.9	4.9
Other	2.7	2.2	4.8	4.5
Total	$166.8	$145.9	$319.9	$278.1

Receivables, net from contracts with customers were $100.7 million and $91.7 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, our total remaining performance obligations were immaterial.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations, our continued business operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The statements in this Quarterly Report on Form 10-Q are based on currently available information and the current expectations, forecasts, and assumptions of our management concerning risks and uncertainties that could cause actual outcomes or results to differ materially from those outcomes or results that are projected, anticipated, or implied in these statements. Other risks and uncertainties include, but are not limited to:

o	fluctuations in our stock's market price;
o	fluctuations in operating results and cash flows;
o	our ability to prevent or identify quality issues in our products or to promptly remedy any such issues that are identified;
o	risks associated with increasing our inventories in advance of anticipated orders by customers;
o	escalating international trade tensions, new or increased tariffs and trade wars among countries;
o	the impact of changes to laws and regulations that affect the Company’s ability to offer products or services to customers in different regions;
o	our ability to achieve reductions in our operating expenses;
o	the ability to qualify our products and facilities with customers;
o	our ability to obtain, enforce, defend, or monetize our intellectual property rights;
o	disruption caused by a cybersecurity incident, including a cyber attack, cyber breach, theft, or other unauthorized access (the risk of which could be exacerbated by geopolitical tensions);
o	increases in the costs of critical raw materials and components;
o	availability of raw materials and components;
o	managing new product ramps and introductions for our customers;
o	our dependence on a limited number of large customers;
o	our ability to maintain and expand our existing relationships with leading OEMs in order to maintain and increase our revenue;
o	increasing competition and new entrants in the market for our products;
o	our ability to develop new or enhanced products or technologies in a timely manner that achieve market acceptance;
o	global economic instability, including due to inflation, rising interest rates, or the impacts of geopolitical uncertainties (including the impact of the conflict with Iran);
o	financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of the Company;
o	a sustained decline in our stock price and market capitalization may result in the impairment of certain intangible or long-lived assets;
o	market risk associated with fluctuations in commodity prices, particularly for various precious metals used in our manufacturing operation,
o	changes in tax laws, changes in tax rates, and exposure to additional tax liabilities.

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

Recent Developments

The tariff environment remains highly dynamic. On February 20, 2026, a Supreme Court ruling invalidated certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Knowles submitted refund requests and has, to date, received a portion of previously paid IEEPA tariffs. However, as a relatively small percentage of our products were subject to IEEPA tariffs, cash refunds received were not material. We will continue to monitor developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as the occur.

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

Results of Operations for the Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

	Three Months Ended June 30,
(in millions, except per share amounts)	2026	2025
Revenues	$166.8	$145.9

Gross profit	$74.6	$60.6
Non-GAAP gross profit	$75.7	$64.5

Earnings from continuing operations before interest and income taxes	$24.3	$13.8
Adjusted earnings from continuing operations before interest and income taxes	$36.1	$27.7

Provision for income taxes	$4.2	$3.5
Non-GAAP provision for income taxes	$5.8	$4.0

Net earnings from continuing operations	$18.4	$7.8
Non-GAAP net earnings from continuing operations	$28.6	$21.2

Earnings per share from continuing operations - diluted	$0.21	$0.09
Non-GAAP diluted earnings per share	$0.33	$0.24

Revenues

Revenues for the second quarter of 2026 were $166.8 million, compared with $145.9 million for the second quarter of 2025, an increase of $20.9 million or 14.3%. Precision Devices ("PD") revenues increased $19.8 million due to higher demand in the industrial, electrification, medtech, and defense markets, as well as higher average pricing. MedTech & Specialty Audio ("MSA") revenues increased $1.1 million, primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the second quarter of 2026 was $92.1 million, compared with $81.7 million for the second quarter of 2025, an increase of $10.4 million or 12.7%. This increase was primarily due to higher shipping volumes, unfavorable product mix, and increased production transfer costs in our ceramic capacitor business.

Impairment Charges

During the second quarter of 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements.

Restructuring Charges

During the second quarter of 2026, we recorded restructuring charges of $0.1 million within Gross profit and $0.1 million within Operating expenses related primarily to headcount reductions within our PD segment. No restructuring charges were recorded during the second quarter of 2025. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the second quarter of 2026 was $74.6 million, compared with $60.6 million for the second quarter of 2025, an increase of $14.0 million or 23.1%. Gross profit margin (gross profit as a percentage of revenues) for the second quarter of 2026 was 44.7%, compared with 41.5% for the second quarter of 2025. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, impairment charges in 2025 that did not recur in 2026, pricing, and increased factory capacity utilization, partially offset by unfavorable product mix and increased production transfer costs in our ceramic capacitor business.

Non-GAAP gross profit for the second quarter of 2026 was $75.7 million, compared with $64.5 million for the second quarter of 2025, an increase of $11.2 million or 17.4%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the second quarter of 2026 was 45.4% compared with 44.2% for the second quarter of 2025. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes, pricing, and increased factory capacity utilization, partially offset by unfavorable product mix.

Research and Development Expenses

Research and development expenses for the second quarter of 2026 were $10.6 million, compared with $10.0 million for the second quarter of 2025, an increase of $0.6 million or 6.0%. Research and development expenses as a percentage of revenues for the second quarter of 2026 and 2025 were 6.4% and 6.9%, respectively. The increase in expenses was primarily driven by increased development activities related to new products and applications.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2026 were $39.2 million, compared with $35.9 million for the second quarter of 2025, an increase of $3.3 million or 9.2%. Selling and administrative expenses as a percentage of revenues for the second quarter of 2026 and 2025 were 23.5% and 24.6%, respectively. The increase in expenses was primarily driven by higher commissions, an increase to our deferred compensation liability, higher incentive compensation, additional headcount within the PD segment to support future growth, and annual merit increases. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the second quarter of 2026 was $1.7 million, compared with $2.5 million for the second quarter of 2025, a decrease of $0.8 million. The decrease is primarily due to the absence of imputed interest expense in 2026 on our Seller Note from the CD acquisition, which was paid in full in 2025. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the second quarter of 2026 was $0.4 million, compared with expense of $0.9 million for the second quarter of 2025, a change of $0.5 million. Expense in 2026 and 2025 is primarily due to unfavorable foreign currency exchange rate changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the second quarter of 2026 and 2025 was 18.6% and 31.0%, respectively. The ETR from continuing operations for the second quarter of 2026 and 2025 includes discrete items totaling $0.9 million of tax benefit and $0.1 million of tax expense, respectively. The discrete items impacting the tax provision for 2026 and 2025 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the second quarter of 2026 and 2025 was 22.6% and 30.1%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the second quarter of 2026 and 2025. The change in the ETR from was due to the mix of earnings and losses by taxing jurisdictions and net discrete items, primarily stock-based compensation.

The non-GAAP ETR from continuing operations for the second quarter of 2026 and 2025 was 16.9% and 15.9%, respectively. The non-GAAP ETR from continuing operations includes no discrete impact for the second quarter of 2026 or 2025. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits and the mix of earnings and losses by taxing jurisdictions.

Earnings from Continuing Operations

Earnings from continuing operations for the second quarter of 2026 was $18.4 million, compared with $7.8 million for the second quarter of 2025, an improvement of $10.6 million. As described above, the improvement is primarily due to higher gross profit, lower interest expense, and lower other expense, partially offset by higher operating expenses and higher income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the second quarter of 2026 was $24.3 million, compared with $13.8 million for the second quarter of 2025, an increase of $10.5 million. EBIT margin (EBIT as a percentage of revenues) for the second quarter of 2026 was 14.6%, compared with 9.5% for the second quarter of 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the second quarter of 2026 was $36.1 million, compared with $27.7 million for the second quarter of 2025, an increase of $8.4 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the second quarter of 2026 was 21.6%, compared with 19.0% for the second quarter of 2025. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Earnings from Discontinued Operations, net

We recorded earnings from discontinued operations of $1.0 million for the second quarter of 2026, which was driven by final adjustments to the CMM sale transaction. There was no activity for discontinued operations for the second quarter of 2025. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.21 for the second quarter of 2026, compared with $0.09 for the second quarter of 2025, an improvement of $0.12. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.33 for the second quarter of 2026, compared with $0.24 for the second quarter of 2025, an improvement of $0.09. As described above, the improvement is primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Results of Operations for the Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

	Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025
Revenues	$319.9	$278.1

Gross profit	$141.7	$113.9
Non-GAAP gross profit	$145.4	$119.5

Earnings from continuing operations before interest and income taxes	$36.8	$17.3
Adjusted earnings from continuing operations before interest and income taxes	$66.2	$49.4

Provision for income taxes	$3.9	$4.7
Non-GAAP provision for income taxes	$10.6	$6.8

Net earnings from continuing operations	$29.7	$7.4
Non-GAAP net earnings from continuing operations	$52.4	$37.4

Earnings per share from continuing operations - diluted	$0.34	$0.08
Non-GAAP diluted earnings per share	$0.60	$0.42

Revenues

Revenues for the six months ended June 30, 2026 were $319.9 million, compared with $278.1 million for the six months ended June 30, 2025, an increase of $41.8 million or 15.0%. PD revenues increased $32.4 million due to higher demand in the industrial, electrification, defense, and medtech markets, as well as higher average pricing. MSA revenues increased $9.4 million, primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Cost of Goods Sold

COGS for the six months ended June 30, 2026 was $178.0 million, compared with $160.1 million for the six months ended June 30, 2025, an increase of $17.9 million or 11.2%. This increase was primarily due to higher shipping volumes and higher production transfer costs in our ceramic capacitor business, partially offset by favorable product mix in our MSA segment.

Impairment Charges

During the six months ended June 30, 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements

Restructuring Charges

During the six months ended June 30, 2026, we recorded restructuring charges of $0.2 million within Gross profit and $0.2 million within Operating expenses related primarily to headcount reductions within our PD segment.

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

Gross Profit and Non-GAAP Gross Profit

Gross profit for the six months ended June 30, 2026 was $141.7 million, compared with $113.9 million for the six months ended June 30, 2025, an increase of $27.8 million or 24.4%. Gross profit margin for the six months ended June 30, 2026 was 44.3%, compared with 41.0% for the six months ended June 30, 2025. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, impairment charges in 2025 that did not recur in 2026, increased factory capacity utilization, pricing in the PD segment, and favorable product mix in our MSA segment, partially offset by higher production transfer costs in our ceramic capacitor business.

Non-GAAP gross profit for the six months ended June 30, 2026 was $145.4 million, compared with $119.5 million for the six months ended June 30, 2025, an increase of $25.9 million or 21.7%. Non-GAAP gross profit margin for the six months ended June 30, 2026 was 45.5% compared with 43.0% for the six months ended June 30, 2025. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes, increased factory capacity utilization, pricing in the PD segment, and favorable product mix in our MSA segment.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $22.3 million, compared with $19.7 million for the six months ended June 30, 2025, an increase of $2.6 million or 13.2%. Research and development expenses as a percentage of revenues for the six months ended June 30, 2026 and 2025 were 7.0% and 7.1%, respectively. The increase in expenses was primarily driven by increased development activities related to new products and applications.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2026 were $78.6 million, compared with $73.1 million for the six months ended June 30, 2025, an increase of $5.5 million or 7.5%. Selling and administrative expenses as a percentage of revenues for the six months ended June 30, 2026 and 2025 were 24.6% and 26.3%, respectively. The increase in expenses was primarily driven by higher commissions, additional headcount within the PD segment to support future growth, annual merit increases, higher incentive compensation, and a change in our deferred compensation liability. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the six months ended June 30, 2026 was $3.2 million, compared with $5.2 million for the six months ended June 30, 2025, a decrease of $2.0 million. The decrease is primarily due to the absence of imputed interest expense in 2026 on our Seller Note from the CD acquisition, which was paid in full in 2025. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the six months ended June 30, 2026 was $3.8 million, compared with expense of $1.4 million for the six months ended June 30, 2025, a change of $2.4 million. Expense in 2026 and 2025 is primarily due to unfavorable foreign currency changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the six months ended June 30, 2026 and 2025 was 11.6% and 38.8%, respectively. The ETR from continuing operations for the six months ended June 30, 2026 and 2025 includes discrete items totaling $4.7 million and $0.3 million of tax benefit, respectively. The discrete items impacting the tax benefit and provision for 2026 and 2025 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the six months ended June 30, 2026 and 2025 was 25.6% and 41.3%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the six months ended June 30, 2026 and 2025. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items, primarily stock-based compensation.

The non-GAAP ETR from continuing operations for the six months ended June 30, 2026 and 2025 was 16.8% and 15.4%, respectively. The non-GAAP ETR from continuing operations includes discrete items totaling $0.1 million of tax benefit and no discrete impact for the six months ended June 30, 2026 and 2025, respectively. Absent the discrete items, the non-GAAP ETR from continuing operations for six months ended June 30, 2026 and 2025 was 17.0% and 15.4%, respectively. The change in the non-GAAP ETR was primarily due to decreased utilization of foreign tax credits and the mix of earnings and losses by taxing jurisdictions.

Earnings from Continuing Operations

Earnings from continuing operations for the six months ended June 30, 2026 was $29.7 million, compared to $7.4 million for the six months ended June 30, 2025, an improvement of $22.3 million. As described above, the improvement is primarily due to higher gross profit, lower interest expense, and lower income tax expense, partially offset by higher operating expenses and higher other expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the six months ended June 30, 2026 was $36.8 million, compared with $17.3 million for the six months ended June 30, 2025, an increase of $19.5 million. EBIT margin for the six months ended June 30, 2026 was 11.5%, compared with 6.2% for the six months ended June 30, 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes from continuing operations for the six months ended June 30, 2026 was $66.2 million, compared with $49.4 million for the six months ended June 30, 2025, an increase of $16.8 million. Adjusted EBIT margin for the six months ended June 30, 2026 was 20.7%, compared with 17.8% for the six months ended June 30, 2025. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Loss from Discontinued Operations, net

We recorded a loss from discontinued operations of $0.6 million for the six months ended June 30, 2026 and a loss of $1.6 million for the six months ended June 30, 2025. The loss from discontinued operations for the six months ended June 30, 2026 was driven by updates to estimates regarding certain tax liabilities related to CMM's historical operations, partially offset by final adjustments to the CMM sale transaction. The loss from discontinued operations for the six months ended June 30, 2025 was primarily driven by unfavorable working capital adjustments for the disposal of CMM. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.34 for the six months ended June 30, 2026, compared with $0.08 for the six months ended June 30, 2025, an improvement of $0.26. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.60 for the six months ended June 30, 2026, compared with $0.42 for the six months ended June 30, 2025, an improvement of $0.18. As described above, the improvement is primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Gross profit	$74.6	$60.6	$141.7	$113.9
Stock-based compensation expense	0.4	0.3	0.9	0.8
Impairment charges	—	3.6	—	3.6
Restructuring charges	0.1	—	0.2	0.5
Production transfer costs (2)	0.8	0.2	1.7	0.3
Transition services credit (3)	(0.2)	(0.2)	(0.5)	(0.4)
Other (4)	—	—	1.4	0.8
Non-GAAP gross profit	$75.7	$64.5	$145.4	$119.5

Net earnings from continuing operations	$18.4	$7.8	$29.7	$7.4
Interest expense, net	1.7	2.5	3.2	5.2
Provision for income taxes	4.2	3.5	3.9	4.7
Earnings from continuing operations before interest and income taxes	24.3	13.8	36.8	17.3
Stock-based compensation expense	6.2	6.3	16.6	16.5
Intangibles amortization expense	4.0	4.1	8.0	8.1
Impairment charges	—	3.6	—	3.6
Restructuring charges	0.2	—	0.4	2.9
Production transfer costs (2)	0.8	0.2	1.7	0.4
Acquisition-related costs (5)	—	0.2	—	0.7
Transition services credit (3)	(0.3)	(0.5)	(0.8)	(1.2)
Other (4)	0.9	—	3.5	1.1
Adjusted earnings from continuing operations before interest and income taxes	$36.1	$27.7	$66.2	$49.4

Provision for income taxes	$4.2	$3.5	$3.9	$4.7
Income tax effects of non-GAAP reconciling adjustments (6)	1.6	0.5	6.7	2.1
Non-GAAP provision for income taxes	$5.8	$4.0	$10.6	$6.8

Net earnings from continuing operations	$18.4	$7.8	$29.7	$7.4
Non-GAAP reconciling adjustments (7)	11.8	13.9	29.4	32.1
Income tax effects of non-GAAP reconciling adjustments (6)	1.6	0.5	6.7	2.1
Non-GAAP net earnings	$28.6	$21.2	$52.4	$37.4

Diluted earnings per share from continuing operations	$0.21	$0.09	$0.34	$0.08
Earnings per share non-GAAP reconciling adjustment (6) (7) (8)	0.12	0.15	0.26	0.34
Non-GAAP diluted earnings per share (8)	$0.33	$0.24	$0.60	$0.42

Diluted average shares outstanding	87.9	87.6	87.9	88.3
Non-GAAP adjustment (8) (9)	(0.4)	1.3	(0.5)	1.0
Non-GAAP diluted average shares outstanding (8) (9)	87.5	88.9	87.4	89.3

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
(4)    Other expenses include foreign currency exchange rate impacts on restructuring balances. Other expenses for the three and six months ending June 30, 2026 also includes foreign currency exchange rate adjustments related to certain balances retained subsequent to the disposal of CMM; these adjustments were not deemed material for 2025 periods.
(5)    These expenses include ongoing costs to facilitate integration of the CD acquisition by the PD segment.
(6)    Income tax effects of non-GAAP reconciling adjustments are calculated using the applicable tax rates in the jurisdictions of the underlying adjustments.
(7)    The non-GAAP reconciling adjustments include stock-based compensation expense, intangibles amortization expense, impairment charges, restructuring charges, production transfer costs, acquisition-related costs, and other expenses, partially offset by a credit to transition services.
(8)    In the third quarter of 2025, the Company modified its calculation method of non-GAAP diluted average shares outstanding to exclude the potential dilution impact from performance share units ("PSUs") as these equity awards have not yet been earned. Our PSUs are market-based awards and fluctuate based on the Company's total shareholder return performance relative to the Russell 2000 during the measurement period. The calculation methodology change in non-GAAP diluted average shares outstanding increased non-GAAP diluted earnings per share by $0.01 for the six months ended June 30, 2025.
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

Segment Results of Operations for the Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

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

Precision Devices

	Three Months Ended June 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$98.3		$78.5

Earnings from continuing operations before interest and income taxes	$13.9	14.1%	$8.2	10.4%
Stock-based compensation expense	1.4		1.2
Intangibles amortization expense	4.0		4.1
Restructuring charges	0.2		—
Production transfer costs (1)	0.8		0.2
Acquisition-related costs (2)	—		0.2
Adjusted earnings from continuing operations before interest and income taxes	$20.3	20.7%	$13.9	17.7%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses include ongoing costs to facilitate integration of the CD acquisition.

Revenues

PD revenues were $98.3 million for the second quarter of 2026, compared with $78.5 million for the second quarter of 2025, an increase of $19.8 million or 25.2%. Revenues increased due to higher demand in the industrial, electrification, medtech, and defense markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $13.9 million for the second quarter of 2026, compared with $8.2 million for the second quarter of 2025, an increase of $5.7 million. EBIT margin for the second quarter of 2026 was 14.1%, compared to 10.4% for the second quarter of 2025. The increases were due to higher gross profit, partially offset by higher operating expenses driven by higher commissions, additional headcount to support future growth, and higher incentive compensation. The gross profit increase was primarily driven by higher shipping volumes and pricing, partially offset by increased production transfer costs in our ceramic capacitor business.

PD Adjusted EBIT was $20.3 million for the second quarter of 2026, compared with $13.9 million for the second quarter of 2025, an increase of $6.4 million. Adjusted EBIT margin for the second quarter of 2026 was 20.7%, compared with 17.7% for the second quarter of 2025. The increases were due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses driven by higher commissions, additional headcount to support new product initiatives, and higher incentive compensation. The non-GAAP gross profit increase was primarily driven by higher shipping volumes and pricing.

MedTech & Specialty Audio

	Three Months Ended June 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$68.5		$67.4

Earnings from continuing operations before interest and income taxes	$26.3	38.4%	$21.0	31.2%
Stock-based compensation expense	1.3		1.5
Impairment charges	—		3.6
Adjusted earnings from continuing operations before interest and income taxes	$27.6	40.3%	$26.1	38.7%

Revenues

MSA revenues were $68.5 million for the second quarter of 2026, compared with $67.4 million for the second quarter of 2025, an increase of $1.1 million or 1.6%. Revenues increased primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $26.3 million for the second quarter of 2026, compared with $21.0 million for the second quarter of 2025, an increase of $5.3 million. EBIT margin for the second quarter of 2026 was 38.4%, compared with 31.2% for the second quarter of 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expenses driven by higher incentive compensation. The increase in gross profit was driven by impairment charges recorded in 2025 that did not recur in 2026, increased factory capacity utilization, and higher shipping volumes, partially offset by unfavorable product mix.

MSA Adjusted EBIT was $27.6 million for the second quarter of 2026, compared with $26.1 million for the second quarter of 2025, an increase of $1.5 million. Adjusted EBIT margin for the second quarter of 2026 was 40.3%, compared to 38.7% for the second quarter of 2025. The increases in adjusted EBIT and adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher operating expenses driven by higher incentive compensation. Higher non-GAAP gross profit was driven by increased factory capacity utilization and higher shipping volumes, partially offset by unfavorable product mix.

Segment Results of Operations for the Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Precision Devices

	Six Months Ended June 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$183.4		$151.0

Earnings from continuing operations before interest and income taxes	$21.5	11.7%	$11.4	7.5%
Stock-based compensation expense	3.6		2.6
Intangibles amortization expense	8.0		8.1
Restructuring charges	0.6		1.4
Production transfer costs (1)	1.7		0.4
Acquisition-related costs (2)	—		0.7
Adjusted earnings from continuing operations before interest and income taxes	$35.4	19.3%	$24.6	16.3%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses include ongoing costs to facilitate integration of the CD acquisition.

Revenues

PD revenues were $183.4 million for the six months ended June 30, 2026, compared with $151.0 million for the six months ended June 30, 2025, an increase of $32.4 million or 21.5%. Revenues increased due to higher demand in the industrial, electrification, defense, and medtech markets, as well as higher average pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $21.5 million for the six months ended June 30, 2026, compared with $11.4 million for the six months ended June 30, 2025, an increase of $10.1 million. EBIT margin for the six months ended June 30, 2026 was 11.7%, compared to 7.5% for the six months ended June 30, 2025. The increases were due to higher gross profit, partially offset by higher operating expenses driven by higher commissions, additional headcount to support future growth, and higher incentive compensation. The gross profit increase was primarily driven by higher shipping volumes, pricing, and increased factory capacity utilization, partially offset by higher production transfer costs in our ceramic capacitor business and unfavorable product mix.

PD Adjusted EBIT was $35.4 million for the six months ended June 30, 2026, compared with $24.6 million for the six months ended June 30, 2025, an increase of $10.8 million. Adjusted EBIT margin for the six months ended June 30, 2026 was 19.3%, compared with 16.3% for the six months ended June 30, 2025. The increases were due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses driven by higher commissions, additional headcount to support future growth, and higher incentive compensation. The non-GAAP gross profit increase was driven by higher shipping volumes, pricing, and increased factory capacity utilization, partially offset by unfavorable product mix.

MedTech & Specialty Audio

	Six Months Ended June 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$136.5		$127.1

Earnings from continuing operations before interest and income taxes	$52.3	38.3%	$40.3	31.7%
Stock-based compensation expense	3.0		3.2
Impairment charges	—		3.6
Restructuring charges	—		0.3
Adjusted earnings from continuing operations before interest and income taxes	$55.3	40.5%	$47.4	37.3%

Revenues

MSA revenues were $136.5 million for the six months ended June 30, 2026, compared with $127.1 million for the six months ended June 30, 2025, an increase of $9.4 million or 7.4%. Revenues increased primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $52.3 million for the six months ended June 30, 2026, compared with $40.3 million for the six months ended June 30, 2025, an increase of $12.0 million. EBIT margin for the six months ended June 30, 2026 was 38.3%, compared with 31.7% for the six months ended June 30, 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expense driven by higher incentive compensation. The increase in gross profit was driven by higher shipping volumes, impairment charges in 2025 that did not recur in 2026, favorable product mix, and increased factory capacity utilization, partially offset by lower average pricing.

MSA Adjusted EBIT was $55.3 million for the six months ended June 30, 2026, compared with $47.4 million for the six months ended June 30, 2025, an increase of $7.9 million. Adjusted EBIT margin for the six months ended June 30, 2026 was 40.5%, compared to 37.3% for the six months ended June 30, 2025. The increases in adjusted EBIT and adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expense driven by higher incentive compensation. The increase in gross profit was driven by higher shipping volumes, favorable product mix, and increased factory capacity utilization, partially offset by lower average pricing.

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

On December 27, 2024, we completed the sale of CMM to Syntiant for approximately $140.8 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold) and Syntiant Series D-2 preferred stock with a fair value of $77.2 million. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements. The Company shares in certain separation costs pursuant to a credit for up to $13.5 million that Syntiant may apply to specified separation costs post-closing. For additional information, refer to Note 1. Basis of Presentation.

On February 24, 2020, we announced that our Board of Directors had authorized a share repurchase program of up to $100.0 million of our common stock. On April 28, 2022, we announced that our Board of Directors had increased the authorization by up to $150.0 million in additional aggregate value. On February 13, 2025, the Company announced another authorization increase of up to $150.0 million in additional aggregate value, for a total of $400.0 million of aggregate value. At June 30, 2026, we have $106.5 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the six months ended June 30, 2026 and 2025, the Company repurchased 692,369 and 2,182,462 shares of common stock, respectively, for a total of $22.5 million and $35.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash flows provided by (used in):
Operating activities	$27.5	$37.7
Investing activities	(17.3)	(8.6)
Financing activities	(14.7)	(56.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.5
Net decrease in cash and cash equivalents	$(4.6)	$(26.9)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, impairment charges, and the effects of changes in operating assets and liabilities. The decrease in cash provided by operating activities for the six months ended June 30, 2026 is primarily due to an increase in working capital in 2026 and a customer prepayment in 2025 that did not recur in 2026, partially offset by higher earnings from continuing operations and less cash used in 2026 to settle obligations related to CMM.

Investing Activities

The increase in cash used in investing activities during the six months ended June 30, 2026 was driven by higher capital expenditures. Our increased capital expenditures in 2026 were due to capacity expansion in our PD segment, including our specialty film product line.

In 2026, we expect capital expenditures to be approximately 5% of revenues.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2026 was primarily related to $22.5 million of repurchases of common stock and $14.8 million of tax payments related to net share settlement of equity awards, partially offset by $17.0 million of net proceeds on the revolving credit facility and proceeds of $5.8 million from the exercise of options. Cash used in financing activities during the six months ended June 30, 2025 was primarily related to $35.0 million of repurchases of common stock, $15.0 million of payments on the revolving credit facility, and $6.9 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $0.6 million from the exercise of options.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$27.5	$37.7
Amounts utilized in discontinued operations	9.6	29.3
Non-GAAP net cash attributable to continuing operations	37.1	67.0

Capital expenditures	(17.3)	(9.1)
Amounts attributable to discontinued operations	—	—
Non-GAAP capital expenditures attributable to continuing operations	(17.3)	(9.1)

Non-GAAP net cash attributable to continuing operations	37.1	67.0
Non-GAAP capital expenditures attributable to continuing operations	(17.3)	(9.1)
Adjusted free cash flow	$19.8	$57.9
Adjusted free cash flow as a % of revenues	6.2%	20.8%

During the six months ended June 30, 2026 we generated adjusted free cash flow of $19.8 million compared to $57.9 million during the six months ended June 30, 2025. The decrease in adjusted free cash flow in 2026 was primarily due to an increase in working capital, a customer prepayment in 2025 that did not recur in 2026, and higher capital expenditures, partially offset by higher earnings from continuing operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2026, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our exposure to market risk as of December 31, 2025, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of share repurchases for the three months ended June 30, 2026:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
May 2026	278,183	$34.81	278,183	$111.8
June 2026	137,877	$38.59	137,877	$106.5
Total Activity	416,060	$36.06	416,060

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Jeffrey Niew President & Chief Executive Officer	Adopt	5/13/2026	X		200,000	2/15/2027
John Anderson Senior Vice President & Chief Financial Officer	Adopt	5/13/2026	X		40,000	5/13/2027
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and six months ended June 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	July 28, 2026	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)