Form 10-Q
period 2026-09-30
Knowles Corp
filed 2026-10-27
CIK 1587523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

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
Yes ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 23, 2026 was 84,720,988.

Knowles Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$184.0	$152.9	$503.9	$431.0
Cost of goods sold	102.2	82.8	280.2	242.9
Impairment charges	—	—	—	3.6
Restructuring charges - cost of goods sold	0.5	0.2	0.7	0.7
Gross profit	81.3	69.9	223.0	183.8
Research and development expenses	11.1	10.0	33.4	29.7
Selling and administrative expenses	39.4	34.0	118.0	107.1
Restructuring charges	0.1	0.1	0.3	2.5
Operating expenses	50.6	44.1	151.7	139.3
Operating earnings	30.7	25.8	71.3	44.5
Interest expense, net	1.6	2.3	4.8	7.5
Other expense, net	1.3	1.2	5.1	2.6
Earnings before income taxes and discontinued operations	27.8	22.3	61.4	34.4
Provision for income taxes	6.6	4.3	10.5	9.0
Earnings from continuing operations	21.2	18.0	50.9	25.4
Earnings (loss) from discontinued operations, net	0.4	(0.6)	(0.2)	(2.2)
Net earnings	$21.6	$17.4	$50.7	$23.2

Earnings per share from continuing operations:
Basic	$0.25	$0.21	$0.60	$0.29
Diluted	$0.24	$0.21	$0.58	$0.29

Earnings (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$0.01	$(0.01)	$—	$(0.03)

Net earnings per share:
Basic	$0.25	$0.20	$0.59	$0.27
Diluted	$0.25	$0.20	$0.58	$0.26

Weighted-average common shares outstanding:
Basic	85.3	85.8	85.5	86.8
Diluted	87.7	87.3	87.9	88.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$21.6	$17.4	$50.7	$23.2

Other comprehensive earnings, net of tax

Foreign currency translation	(0.2)	0.4	4.7	6.5

Employee benefit plans:
Amortization or settlement of actuarial losses and prior service costs	0.2	0.1	0.5	0.4
Net change in employee benefit plans	0.2	0.1	0.5	0.4

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(0.2)	(0.6)	—	1.9
Net (gains) losses reclassified into earnings	(0.1)	(0.3)	—	0.1
Total cash flow hedges	(0.3)	(0.9)	—	2.0

Other comprehensive (loss) earnings, net of tax	(0.3)	(0.4)	5.2	8.9

Comprehensive earnings	$21.3	$17.0	$55.9	$32.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$46.6	$54.2
Receivables, net of allowances of $0.4 and $0.0	122.5	102.8
Inventories	150.3	124.6
Prepaid and other current assets	10.7	9.8
Total current assets	330.1	291.4
Property, plant, and equipment, net	145.9	140.2
Goodwill	270.3	270.3
Intangible assets, net	129.1	141.1
Operating lease right-of-use assets	17.6	19.1
Investment in affiliate	83.4	83.4
Other assets and deferred charges	98.8	105.6
Total assets	$1,075.2	$1,051.1

Current liabilities:
Accounts payable	$44.6	$42.9
Accrued compensation and employee benefits	30.8	29.7
Operating lease liabilities	4.4	4.1
Other accrued expenses	25.5	28.2
Federal and other taxes on income	7.1	1.0
Total current liabilities	112.4	105.9
Long-term debt	116.0	114.0
Deferred income taxes	1.1	1.1
Long-term operating lease liabilities	13.9	16.1
Other liabilities	33.5	38.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 100,872,803 and 84,720,988 shares issued and outstanding at September 30, 2026, respectively, and 99,651,892 and 84,887,498 shares issued and outstanding at December 31, 2025, respectively	1.0	1.0
Treasury stock - at cost; 16,151,815 and 14,764,394 shares at September 30, 2026 and December 31, 2025, respectively	(318.4)	(270.7)
Additional paid-in capital	1,753.9	1,739.6
Accumulated deficit	(518.7)	(569.4)
Accumulated other comprehensive loss	(119.5)	(124.7)
Total stockholders' equity	798.3	775.8
Total liabilities and stockholders' equity	$1,075.2	$1,051.1

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2026	100,867,089	$1.0	(15,456,763)	$(293.2)	$1,747.2	$(540.3)	$(119.2)	$795.5
Net earnings	—	—	—	—	—	21.6	—	21.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.3)	(0.3)
Repurchase of common stock	—	—	(695,052)	(25.0)	—	—	—	(25.0)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	6.8	—	—	6.8
Restricted stock unit settlement, net of tax	5,714	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2026	100,872,803	$1.0	(16,151,815)	$(318.4)	$1,753.9	$(518.7)	$(119.5)	$798.3

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at June 30, 2025	99,262,597	$1.0	(13,374,991)	$(240.4)	$1,722.1	$(607.8)	$(128.8)	$746.1
Net earnings	—	—	—	—	—	17.4	—	17.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Repurchase of common stock	—	—	(938,112)	(20.0)	—	—	—	(20.0)
Excise tax on repurchase of common stock	—	—	—	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	—	—	—	—	5.9	—	—	5.9
Exercise of stock options	197,758	—	—	—	3.3	—	—	3.3
Restricted stock unit settlement, net of tax	4,632	—	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2025	99,464,987	$1.0	(14,313,103)	$(260.7)	$1,731.1	$(590.4)	$(129.2)	$751.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2025	99,651,892	$1.0	(14,764,394)	$(270.7)	$1,739.6	$(569.4)	$(124.7)	$775.8
Net earnings	—	—	—	—	—	50.7	—	50.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	5.2	5.2
Repurchase of common stock	—	—	(1,387,421)	(47.5)	—	—	—	(47.5)
Excise tax on repurchase of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation expense	—	—	—	—	23.4	—	—	23.4
Exercise of stock options	339,178	—	—	—	5.8	—	—	5.8
Restricted and performance stock unit settlement, net of tax	881,733	—	—	—	(14.9)	—	—	(14.9)
Balance at September 30, 2026	100,872,803	$1.0	(16,151,815)	$(318.4)	$1,753.9	$(518.7)	$(119.5)	$798.3

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares Issued	Amount	Shares	Amount
Balance at December 31, 2024	98,551,188	$1.0	(11,192,529)	$(205.2)	$1,711.9	$(613.6)	$(138.1)	$756.0
Net earnings	—	—	—	—	—	23.2	—	23.2
Other comprehensive earnings, net of tax	—	—	—	—	—	—	8.9	8.9
Repurchase of common stock	—	—	(3,120,574)	(55.0)	—	—	—	(55.0)
Excise tax on repurchase of common stock	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	—	—	—	—	22.4	—	—	22.4
Exercise of stock options	241,118	—	—	—	3.9	—	—	3.9
Restricted and performance stock unit settlement, net of tax	672,681	—	—	—	(7.1)	—	—	(7.1)
Balance at September 30, 2025	99,464,987	$1.0	(14,313,103)	$(260.7)	$1,731.1	$(590.4)	$(129.2)	$751.8

See accompanying Notes to Consolidated Financial Statements

KNOWLES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net earnings	$50.7	$23.2
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	28.8	27.1
Stock-based compensation	23.4	22.4
Deferred income taxes	7.8	4.3
Non-cash interest expense and amortization of debt issuance costs	0.4	4.2
Impairment charges on fixed assets	—	3.6
(Gain) loss on sale of business	(0.8)	1.6
Loss on sale of fixed assets	0.1	0.1
Other, net	6.9	5.2
Changes in assets and liabilities (excluding effects of foreign exchange):
Receivables, net	(20.0)	(3.8)
Inventories	(26.5)	(4.8)
Prepaid and other current assets	(1.8)	(1.5)
Accounts payable	2.3	(20.8)
Accrued compensation and employee benefits	1.1	(3.4)
Other accrued expenses	(7.0)	(7.8)
Accrued taxes	5.6	3.2
Other non-current assets and non-current liabilities	1.1	14.0
Net cash provided by operating activities	72.1	66.8

Investing Activities
Capital expenditures	(24.6)	(16.8)
Purchase of investments	—	(1.6)
Proceeds from the sale of investments	—	1.6
Proceeds from seller loan repayment	—	0.5
Net cash used in investing activities	(24.6)	(16.3)

Financing Activities
Borrowings under revolving credit facility	105.0	—
Proceeds from exercise of stock options	5.8	3.9
Payments under revolving credit facility	(103.0)	(30.0)
Repurchase of common stock	(47.5)	(55.0)
Tax on restricted stock and performance share unit vesting and stock option exercises	(14.9)	(7.1)
Payments of finance lease obligations	(0.3)	(0.4)
Net cash used in financing activities	(54.9)	(88.6)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.5

Net decrease in cash and cash equivalents	(7.6)	(37.6)
Cash and cash equivalents at beginning of period	54.2	130.1
Cash and cash equivalents at end of period	$46.6	$92.5

Supplemental information - cash paid for:
Income taxes	$8.9	$7.5
Interest	$5.9	$6.2

See accompanying Notes to Consolidated Financial Statements

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Transactions with Syntiant - As partial consideration for the sale of CMM on December 27, 2024, the Company received Series D-2 preferred stock of Syntiant. See Note 3. Discontinued Operations for additional information related to this transaction. The Company accounts for this investment using the cost method, measured at its historical cost, which was the fair value of the consideration received from Syntiant for the sale of CMM, plus any non-cash dividend earned. The balance of this investment was $83.4 million as of both September 30, 2026 and December 31, 2025, and is classified as “Investment in affiliate” on the Consolidated Balance Sheet.

In connection with the sale of CMM, the Company provided financing of $6.4 million to Syntiant, which was utilized to fund Syntiant's requirement to have $40.0 million of cash on its balance sheet at closing. This note is junior to Syntiant's debt financing and matures on March 28, 2029. This note bore interest at the prime rate until June 28, 2025, at which time the interest rate increased to 13.0%. The interest rate on this note was reduced to 8.0% effective May 11, 2026 in connection with an amendment executed at the time. The balance of this note was $5.9 million as of both September 30, 2026 and December 31, 2025 and is classified within "Other assets and deferred charges" on the Consolidated Balance Sheet.

The Company shared in certain separation costs with Syntiant related to the sale of CMM pursuant to a credit for up to $13.5 million. Under the terms of the separation cost credit, the Company was required to reimburse Syntiant 100% for the first $7.0 million of separation costs incurred and 50% for those costs in excess of $7.0 million, up to the maximum established separation cost credit of $13.5 million. The balance of the separation credit was $4.8 million at December 31, 2025 and was classified within "Other accrued expenses" on the Consolidated Balance Sheet; the remaining separation credit was paid to Syntiant in the third quarter of 2026.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company leases portions of its facilities to Syntiant, for which lease payments of $0.3 million and $2.6 million were applied to the separation credit for the nine months ended September 30, 2026 and 2025, respectively. The Company also subleases portions of its manufacturing facilities to Syntiant at cost. The portion of operating lease right-of-use assets subleased by Syntiant totaled approximately $5.1 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

The Company recognized revenue for transactions with Syntiant totaling $1.2 million and $4.4 million during the three months ended September 30, 2026 and 2025, respectively, and $8.3 million and $12.7 million during the nine months ended September 30, 2026 and 2025, respectively. These revenues are reflected in the results of the MedTech & Specialty Audio segment. Receivables, net include $0.7 million and $4.2 million due from Syntiant at September 30, 2026 and December 31, 2025, respectively.

During the second quarter of 2025, the Company engaged with Syntiant to sell certain machinery and equipment associated with the MedTech & Specialty Audio segment for a nominal selling price. The Company recorded an impairment charge of $3.6 million for the nine months ended September 30, 2025 to write down the carrying value of these assets to fair value based on the selling price.

Share Repurchase Program - The Company maintains a share repurchase program, that was initially approved by its Board of Directors in February 2020, authorizing the repurchase of up to $100.0 million of the Company's common stock. The share repurchase program does not have an expiration date, and the Board of Directors has authorized the expansion of the program over the years. The authorization was increased by $150.0 million in April 2022, and increased by an additional $150.0 million in February 2025, for a total of $400.0 million in aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock.

During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,387,421 and 3,120,574 shares of common stock for a total of $47.5 million and $55.0 million, respectively. At September 30, 2026, the Company had $81.5 million remaining that may yet be repurchased under the share repurchase program.

Non-cash Operating Activities - Operating lease liabilities arising from obtaining right-of-use assets for the nine months ended September 30, 2026 and 2025 were $1.5 million and $15.6 million, respectively.

Non-cash Investing Activities - Purchases of property, plant, and equipment included in accounts payable at September 30, 2026 and 2025 were $1.4 million and $3.4 million, respectively.

2. Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03 to provide additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This guidance requires that a public business entity disclose amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption presented on the face of the income statement and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This standard also requires an entity disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. In accordance with the requirements of the standard, the Company intends to adopt ASU 2024-03 prospectively for its annual reporting for the year ended December 31, 2027 and for its interim reporting for the three months ended March 31, 2028. The Company expects that the adoption of ASU 2024-03 will expand its disclosures, but does not expect it to have a material impact on its financial position, results of operations, or cash flows.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Discontinued Operations

On December 27, 2024, the Company completed the sale of CMM to Syntiant. The total consideration for this transaction was approximately $140.8 million, consisting of $63.6 million in cash ($58.0 million net of cash sold), and Syntiant Series D-2 preferred stock with a fair value of $77.2 million. The Company shared in certain separation costs pursuant to a credit for up to $13.5 million, which the buyer applied to specified separation costs post-closing. The Company recorded a gain on sale of $0.8 million for the nine months ended September 30, 2026 and a loss on sale of $1.6 million for the nine months ended September 30, 2025 related to working capital adjustments and costs associated with this transaction. The purchase price for this transaction has now been finalized.

During the nine months ended September 30, 2026, the Company recorded net expense of $1.0 million to update its estimates regarding certain tax liabilities related to CMM's historical operations.

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

Results of the Company’s discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Research and development expenses	$—	$—	$—	$0.4
Selling and administrative expenses	—	—	—	0.4
Operating expenses	—	—	—	0.8
Operating loss	—	—	—	(0.8)
(Gain) loss on sale of business	—	—	(0.8)	1.6
Earnings (loss) from discontinued operations before taxes	—	—	0.8	(2.4)
(Benefit from) provision for income taxes	(0.4)	0.6	1.0	(0.2)
Earnings (loss) from discontinued operations, net	$0.4	$(0.6)	$(0.2)	$(2.2)

There was no depreciation, amortization of intangible assets, or capital expenditures related to discontinued operations during the three and nine months ended September 30, 2026 or 2025.

4. Inventories

The following table details the major components of inventories:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$103.8	$103.4
Work in progress	35.7	27.1
Finished goods	47.7	40.5
Subtotal	187.2	171.0
Less reserves (1)	(36.9)	(46.4)
Total	$150.3	$124.6
(1) The decrease in reserves during the nine months ended September 30, 2026 includes the disposal of previously reserved inventory.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Property, Plant, and Equipment, net

The following table details the major components of property, plant, and equipment, net:

(in millions)	September 30, 2026	December 31, 2025
Land	$13.8	$14.1
Buildings and improvements	112.5	99.1
Machinery, equipment, and other	295.6	294.4
Subtotal	421.9	407.6
Less accumulated depreciation	(276.0)	(267.4)
Total	$145.9	$140.2

Depreciation expense totaled $5.9 million and $5.0 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025 depreciation expense totaled $16.8 million and $15.0 million, respectively.

During the nine months ended September 30, 2025, the Company recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to its expected selling price. See also "Transactions with Syntiant" in Note 1. Basis of Presentation.

6. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2026.

Other Intangible Assets

The gross carrying value and accumulated amortization for each major class of intangible assets are as follows:

	September 30, 2026		December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$15.2	$3.6	$15.2	$2.8
Customer relationships	118.4	48.7	118.4	39.5
Developed technology	26.3	10.8	26.3	8.8
Other	0.8	0.5	0.8	0.5
Total	160.7	63.6	160.7	51.6
Unamortized intangible assets:
Trademarks	32.0		32.0
Total intangible assets, net	$129.1		$141.1

Amortization expense totaled $4.0 million for both the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025 amortization expense totaled $12.0 million and $12.1 million, respectively.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amortization expense for the next five years, based on current definite-lived intangible balances, is estimated to be as follows:

(in millions)
Q4 2026	$4.0
2027	15.9
2028	15.2
2029	12.8
2030	11.7
2031 and thereafter	37.5
Total	$97.1

7. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

(in millions)	September 30, 2026	December 31, 2025
Deferred revenue (1)	$11.3	$1.2
Sales volume rebates	4.3	3.3
Accrued insurance	2.3	2.1
Accrued commissions (non-employee)	2.3	2.1
Accrued taxes other than income taxes	2.0	5.0
Current hedging liability	0.7	1.5
Restructuring and exit costs	0.4	6.0
Accrued separation costs (2)	—	4.8
Other	2.2	2.2
Total	$25.5	$28.2

The following table details the major components of other liabilities:

(in millions)	September 30, 2026	December 31, 2025
Deferred revenue (1)	$16.9	$19.8
Deferred compensation	13.7	14.9
Unrecognized tax benefits	2.5	3.1
Other	0.4	0.4
Total	$33.5	$38.2

(1) The Company did not recognize any material revenue during the nine months ended September 30, 2026 that was included in deferred revenue at December 31, 2025; the majority of the remaining underlying performance obligations are expected to be fulfilled by the end of 2028.
(2) In connection with the sale of CMM on December 27, 2024, the Company shared in certain separation costs with the buyer pursuant to a credit of up to $13.5 million that the buyer applied to specified separation costs post-closing. See Note 1. Basis of Presentation.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Restructuring and Related Activities

Restructuring and related activities are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions, and other measures to further optimize operations.

The Company recorded restructuring charges of $0.6 million and $1.0 million during the three and nine months ended September 30, 2026, respectively. The Company recorded charges of $0.5 million and $0.7 million within Gross profit for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million within Operating expenses for the three and nine months ended September 30, 2026, respectively.

The Company recorded restructuring charges of $0.3 million and $3.2 million during the three and nine months ended September 30, 2025, respectively, related to headcount reductions across the Company primarily to rightsize operations subsequent to the sale of CMM. The Company recorded charges of $0.2 million and $0.7 million within Gross profit for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $2.5 million within Operating expenses for the three and nine months ended September 30, 2025.

The following table details restructuring charges incurred by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Precision Devices	$0.3	$0.3	$0.9	$1.7
MedTech & Specialty Audio	0.3	—	0.3	0.3
Corporate	—	—	(0.2)	1.2
Total	$0.6	$0.3	$1.0	$3.2

The following table details the Company’s severance and other restructuring accrual activity:

(in millions)	Severance Pay and Benefits	Contract Termination and Other Costs	Total
Balance at December 31, 2025	$1.2	$4.8	$6.0
Restructuring charges	1.2	(0.2)	1.0
Payments	(2.1)	(4.6)	(6.7)
Other, including foreign currency	0.1	—	0.1
Balance at September 30, 2026	$0.4	$—	$0.4
All severance and restructuring accruals are reflected within "Other accrued expenses" on the Consolidated Balance Sheet at both September 30, 2026 and December 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Borrowings

Borrowings consist of the following:

(in millions)	September 30, 2026	December 31, 2025
$400.0 million Revolving Credit Facility	$116.0	$114.0
Less current maturities (1)	—	—
Total long-term debt	$116.0	$114.0
(1) There are no required principal payments due until maturity in February 2028.

Total debt principal payments over the next five years are as follows:

(in millions)
Q4 2026	$—
2027	—
2028	116.0
2029	—
2030	—

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

The A&R Credit Agreement includes requirements, to be tested quarterly, that the Company maintains (i) a minimum ratio of Consolidated EBITDA to consolidated cash interest expense of 3.00 to 1.00, (the "Interest Coverage Ratio"), (ii) a ratio of total indebtedness, minus netted cash in an aggregate amount not to exceed $50.0 million, to Consolidated EBITDA of 3.75 to 1.00 (the "Total Net Leverage Ratio"), and (iii) a maximum ratio of senior net secured indebtedness to Consolidated EBITDA of 3.25 to 1.00 (the "Senior Secured Net Leverage Ratio"). For these ratios, Consolidated EBITDA and consolidated interest expense are calculated using the most recent four consecutive fiscal quarters in a manner defined in the A&R Credit Agreement. At September 30, 2026, the Company was in compliance with these covenants and it expects to remain in compliance with all of its debt covenants over the next twelve months.

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

The weighted-average interest rate on the Company's borrowings under the Credit Facility was 5.32% and 6.18% for the nine months ended September 30, 2026 and 2025, respectively. The weighted-average commitment fee on the revolving line of credit was 0.23% and 0.25% for the nine months ended September 30, 2026 and 2025, respectively.

Seller Note

In connection with the acquisition of Cornell Dubilier on November 1, 2023, the Company obtained an interest-free Seller Note with aggregate principal payments of $122.9 million. The Company recorded the Seller Note on the acquisition date at its present value of $109.9 million by discounting the future principal payments using an imputed rate of interest of approximately 7.1% in accordance with accounting guidance in ASC 835, Interest. The Company has made a successful indemnity claim against the Seller Note of $0.2 million. The Company repaid $50.0 million of the Seller Note on November 1, 2024 and the remaining $72.7 million on October 31, 2025. The Company recognized imputed interest expense on the Seller Note of approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2025, respectively.

10. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended
	September 30, 2026			September 30, 2025
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$(0.2)	$—	$(0.2)	$0.4	$—	$0.4
Employee benefit plans	0.2	—	0.2	0.1	—	0.1
Changes in fair value of cash flow hedges	(0.3)	—	(0.3)	(0.9)	—	(0.9)
Total other comprehensive loss	$(0.3)	$—	$(0.3)	$(0.4)	$—	$(0.4)

	Nine Months Ended
	September 30, 2026			September 30, 2025
(in millions)	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation	$4.7	$—	$4.7	$6.5	$—	$6.5
Employee benefit plans	0.5	—	0.5	0.2	0.2	0.4
Changes in fair value of cash flow hedges	—	—	—	2.0	—	2.0
Total other comprehensive earnings	$5.2	$—	$5.2	$8.7	$0.2	$8.9

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the changes in balances of each component of accumulated other comprehensive earnings, net of tax during the nine months ended September 30, 2026 and 2025:

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2025	$(0.4)	$(15.9)	$(108.4)	$(124.7)
Other comprehensive earnings, net of tax	—	0.5	4.7	5.2
Balance at September 30, 2026	$(0.4)	$(15.4)	$(103.7)	$(119.5)

(in millions)	Cash flow hedges	Employee benefit plans	Cumulative foreign currency translation adjustments	Total
Balance at December 31, 2024	$(2.1)	$(16.9)	$(119.1)	$(138.1)
Other comprehensive earnings, net of tax	2.0	0.4	6.5	8.9
Balance at September 30, 2025	$(0.1)	$(16.5)	$(112.6)	$(129.2)

The following tables summarize the amounts reclassified from accumulated other comprehensive loss to earnings:

		Three Months Ended September 30,
(in millions)	Statement of Earnings Line	2026	2025
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.2	$0.1
Tax	Provision for income taxes	—	—
Net of tax		$0.2	$0.1

Cash flow hedges:
Net gains reclassified into earnings	Cost of goods sold	$(0.1)	$(0.4)
Tax	Provision for income taxes	—	0.1
Net of tax		$(0.1)	$(0.3)

		Nine Months Ended September 30,
(in millions)	Statement of Earnings Line	2026	2025
Pension and post-retirement benefit plans:
Amortization or settlement of actuarial losses and prior service costs	Other expense, net	$0.5	$0.2
Tax	Provision for income taxes	—	0.2
Net of tax		$0.5	$0.4

Cash flow hedges:
Net losses reclassified into earnings	Cost of goods sold	$—	$0.1
Tax	Provision for income taxes	—	—
Net of tax		$—	$0.1

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's ETR from continuing operations for the three and nine months ended September 30, 2026 was 23.7% and 17.1% (inclusive of discrete items totaling $4.7 million of tax benefit), respectively. The discrete items impacting the tax benefit for the nine months ended September 30, 2026 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2026 was 24.8%. The Company's ETR from continuing operations for the three and nine months ended September 30, 2025 was 19.3% (inclusive of discrete items totaling $0.2 million of tax expense) and 26.2% (inclusive of discrete items totaling $0.1 million of tax benefit), respectively. The discrete items impacting the tax provision for the three and nine months ended September 30, 2025 were primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the three and nine months ended September 30, 2025 was 18.4% and 26.5%, respectively.

The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the nine months ended September 30, 2026 and 2025, respectively.

12. Equity Incentive Program

The following table summarizes the stock-based compensation expense recognized by the Company for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total pre-tax stock-based compensation expense	$6.8	$5.9	$23.4	$22.4
Tax benefit	—	0.2	8.2	3.7
Total stock-based compensation expense, net of tax	$6.8	$5.7	$15.2	$18.7

Stock Options

No stock options were granted during the nine months ended September 30, 2026 or 2025.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	413,659	$18.20
Exercised (1)	(380,855)	18.04
Expired	(1)	16.07
Outstanding at September 30, 2026	32,803	$20.07	$0.6	1.6

Exercisable at September 30, 2026	32,803	$20.07	$0.6	1.6
(1) The number of stock options exercised includes shares that the Company withheld on behalf of employees to satisfy the option exercise price (in the instances of net exercises) as well as statutory tax withholding requirements.

There was no unrecognized compensation expense related to stock options at September 30, 2026.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2026:

	Share units	Weighted-average grant date fair value
Unvested at December 31, 2025	1,911,526	$17.76
Granted	699,582	27.48
Vested (1)	(931,628)	17.75
Forfeited	(31,134)	22.06
Unvested at September 30, 2026	1,648,346	$21.80
(1) The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2026, the Company had $20.5 million of unrecognized compensation expense related to its RSUs that it expects to recognize over a weighted-average period of 1.5 years.

Performance Share Units

Awards with market conditions

The Company grants performance share units (“PSUs”) to senior management for which the number of PSUs that may be earned and vest is based on total shareholder return (“TSR”) relative to the component companies of the Russell 2000 Index over a three-year performance period. These awards will cliff vest three years following the grant date. PSUs will be settled in shares of the Company's common stock. Depending on the Company's overall performance relative to the applicable measures, the size of the PSU awards are subject to adjustment, up or down, resulting in awards at the end of the performance period that can range from 0% to 225% of target. The Company ratably recognizes the expense over the applicable service period for each PSU grant. During the nine months ended September 30, 2026 and 2025, respectively, the Company granted 259,580 and 365,051 PSUs with market conditions.

The fair value of PSUs with market conditions was determined by using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended September 30,
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
(unaudited)
During the nine months ended September 30, 2026, the Company granted 27,515 PSUs with performance conditions that had a grant date fair value of $0.7 million. During the nine months ended September 30, 2025, the Company granted 89,967 PSUs with performance conditions that had a grant date fair value of $1.7 million. The 2025 grant included a special PSU award for the Chief Executive Officer of 81,788 target PSUs with a grant date fair value of $1.5 million. This award is eligible to vest based on the achievement of a minimum non-GAAP diluted earnings per share amount and specified revenue goals over a potential five-year performance period. If the goals are not met during the initial three-year performance period, it may be extended an additional two years at a reduced payout level. Achievement of this award could range from 0% to 400% of the target number of PSUs.

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2026:

	Share units (1)	Weighted-average grant date fair value
Unvested at December 31, 2025	1,076,268	$25.36
Granted	287,095	42.40
Vested (2)	(256,415)	29.75
Unvested at September 30, 2026	1,106,948	$28.76
(1) The number of PSUs shown reflects 100% of the target award; actual payouts may differ based on performance.
(2) The number of PSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

At September 30, 2026, the Company had $13.0 million of unrecognized compensation expense related to PSUs that it expects to recognize over a weighted-average period of 1.3 years.

13. Earnings per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings from continuing operations	$21.2	$18.0	$50.9	$25.4
Earnings (loss) from discontinued operations, net	0.4	(0.6)	(0.2)	(2.2)
Net earnings	$21.6	$17.4	$50.7	$23.2

Basic earnings per common share:
Earnings from continuing operations	$0.25	$0.21	$0.60	$0.29
Earnings (loss) from discontinued operations, net	—	(0.01)	(0.01)	(0.02)
Net earnings	$0.25	$0.20	$0.59	$0.27

Weighted-average shares outstanding	85.3	85.8	85.5	86.8

Diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.21	$0.58	$0.29
Earnings (loss) from discontinued operations, net	0.01	(0.01)	—	(0.03)
Net earnings	$0.25	$0.20	$0.58	$0.26

Weighted-average shares outstanding (1)	87.7	87.3	87.9	88.1
(1) In accordance with ASC 260, Earnings Per Share, the control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is earnings from continuing operations.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Weighted-average shares outstanding - basic	85.3	85.8	85.5	86.8
Dilutive effect of assumed vesting of PSUs, RSUs, and exercise of stock options	2.4	1.5	2.4	1.3
Weighted-average shares outstanding - diluted	87.7	87.3	87.9	88.1

For the three and nine months ended September 30, 2026, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.3 million and 0.4 million, respectively. For both the three and nine months ended September 30, 2025, the weighted-average number of antidilutive potential common shares for stock-based awards excluded from the diluted earnings per share calculation above was 0.8 million.

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

Intellectual Property Infringement Claims

The Company may, on a limited basis, provide contractual indemnities for certain losses that arise out of claims that its products infringe on the intellectual property of others. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, the Company has not made significant payments under such indemnity arrangements. The Company’s legal accruals associated with these indemnity arrangements were not significant at September 30, 2026 and December 31, 2025.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. Segment Information

The Company's two reportable segments are Precision Devices and MedTech & Specialty Audio. Information regarding the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2026
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$117.0	$67.0	$184.0
Adjusted cost of goods sold	68.3	32.2	100.5
Adjusted research and development expenses	5.0	4.9	9.9
Adjusted selling and administrative expenses	14.9	4.1	19.0
Other segment items (1)	0.1	—	0.1
Segment adjusted earnings before interest and income taxes	$28.7	$25.8	$54.5
Less:
Corporate expenses			12.1
Stock-based compensation expense			6.8
Intangibles amortization expense			4.0
Interest expense, net			1.6
Production transfer costs			1.1
Restructuring charges			0.6
Other (2)			0.5
Earnings before income taxes and discontinued operations			$27.8
(1)    Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses primarily include certain foreign currency exchange rate adjustments.

	Three Months Ended September 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$88.2	$64.7	$152.9
Adjusted cost of goods sold	51.6	30.4	82.0
Adjusted research and development expenses	4.2	4.6	8.8
Adjusted selling and administrative expenses	12.0	3.5	15.5
Other segment items (1)	0.2	—	0.2
Segment adjusted earnings before interest and income taxes	$20.2	$26.2	$46.4
Less:
Corporate expenses			11.9
Stock-based compensation expense			5.9
Intangibles amortization expense			4.0
Interest expense, net			2.3
Production transfer costs			0.6
Restructuring charges			0.3
Plus:
Transition services credit			0.5
Acquisition-related costs			0.1
Other (2)			0.3
Earnings before income taxes and discontinued operations			$22.3
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses primarily include foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2026
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$300.4	$203.5	$503.9
Adjusted cost of goods sold	178.9	95.9	274.8
Adjusted research and development expenses	14.2	14.7	28.9
Adjusted selling and administrative expenses	43.0	11.9	54.9
Other segment items (1)	0.2	(0.1)	0.1
Segment adjusted earnings before interest and income taxes	$64.1	$81.1	$145.2
Less:
Corporate expenses			36.6
Stock-based compensation expense			23.4
Intangibles amortization expense			12.0
Interest expense, net			4.8
Production transfer costs			2.8
Restructuring charges			1.0
Other (2)			4.0
Plus:
Transition services credit			0.8
Earnings before income taxes and discontinued operations			$61.4
(1)    Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses primarily include certain foreign currency exchange rate adjustments.

	Nine Months Ended September 30, 2025
(in millions)	Precision Devices	MedTech & Specialty Audio	Total
Revenues	$239.2	$191.8	$431.0
Adjusted cost of goods sold	146.3	94.3	240.6
Adjusted research and development expenses	12.1	13.7	25.8
Adjusted selling and administrative expenses	35.6	10.4	46.0
Other segment items (1)	0.4	(0.2)	0.2
Segment adjusted earnings before interest and income taxes	$44.8	$73.6	$118.4
Less:
Corporate expenses			34.5
Stock-based compensation expense			22.4
Intangibles amortization expense			12.1
Interest expense, net			7.5
Impairment charges			3.6
Restructuring charges			3.2
Production transfer costs			1.0
Acquisition-related costs			0.6
Other (2)			0.8
Plus:
Transition services credit			1.7
Earnings before income taxes and discontinued operations			$34.4
(1)     Other segment items primarily include foreign currency exchange gains and losses and other non-operating income and expense.
(2)    Other expenses primarily include foreign currency exchange rate impacts on restructuring balances.

Table of Contents	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information regarding assets of the Company's reportable segments is as follows:

	Total Assets
(in millions)	September 30, 2026	December 31, 2025
Precision Devices	$593.7	$554.7
MedTech & Specialty Audio	385.6	399.7
Total segments	979.3	954.4
Corporate (1)	95.9	96.7
Total	$1,075.2	$1,051.1
(1) Corporate assets at both September 30, 2026 and December 31, 2025 include $83.4 million of Syntiant preferred stock received in partial consideration for the sale of CMM on December 27, 2024 and a note receivable from Syntiant totaling $5.9 million. Corporate assets also include the portion of right-of-use operating lease assets subleased by Syntiant, which totaled approximately $5.1 million and $5.2 million at September 30, 2026 and December 31, 2025, respectively.

The following table details revenues by geographic location. Revenues are attributed to regions based on the location of the Company's direct customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses are based primarily in North America, Asia, and Europe.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
United States	$86.6	$66.8	$223.9	$180.8
Asia	63.0	56.7	181.7	163.2
Europe	27.9	23.9	80.1	72.1
Other Americas	4.0	3.2	10.9	8.1
Other	2.5	2.3	7.3	6.8
Total	$184.0	$152.9	$503.9	$431.0

Receivables, net from contracts with customers were $102.4 million and $91.7 million as of September 30, 2026 and December 31, 2025, respectively.

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

Results of Operations for the Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

	Three Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Revenues	$184.0	$152.9

Gross profit	$81.3	$69.9
Non-GAAP gross profit	$83.3	$70.7

Earnings from continuing operations before interest and income taxes	$29.4	$24.6
Adjusted earnings from continuing operations before interest and income taxes	$42.4	$34.5

Provision for income taxes	$6.6	$4.3
Non-GAAP provision for income taxes	$7.6	$3.3

Net earnings from continuing operations	$21.2	$18.0
Non-GAAP net earnings from continuing operations	$33.2	$28.9

Earnings per share from continuing operations - diluted	$0.24	$0.21
Non-GAAP diluted earnings per share	$0.38	$0.33

Revenues

Revenues for the third quarter of 2026 were $184.0 million, compared with $152.9 million for the third quarter of 2025, an increase of $31.1 million or 20.3%. Precision Devices ("PD") revenues increased $28.8 million due to higher demand in the electrification, industrial, defense, and medtech markets, as well as higher pricing. MedTech & Specialty Audio ("MSA") revenues increased $2.3 million, primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Cost of Goods Sold

Cost of goods sold ("COGS") for the third quarter of 2026 was $102.2 million, compared with $82.8 million for the third quarter of 2025, an increase of $19.4 million or 23.4%. This increase was primarily due to higher shipping volumes, non-recurruing inventory adjustments, higher factory costs, unfavorable product mix, and increased production transfer costs in our ceramic capacitor business.

Restructuring Charges

During the third quarter of 2026, we recorded restructuring charges of $0.5 million within Gross profit and $0.1 million within Operating expenses related primarily to headcount reductions within our PD segment. During the third quarter of 2025, we recorded restructuring charges of $0.3 million related primarily to headcount reductions across the Company to rightsize operations subsequent to the sale of CMM. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the third quarter of 2026 was $81.3 million, compared with $69.9 million for the third quarter of 2025, an increase of $11.4 million or 16.3%. Gross profit margin (gross profit as a percentage of revenues) for the third quarter of 2026 was 44.2%, compared with 45.7% for the third quarter of 2025. The increase in gross profit was primarily due to higher shipping volumes. The decrease in gross profit margin was primarily due to non-recurring inventory adjustments, higher factory costs, unfavorable product mix, and increased production transfer costs in our ceramic capacitor business, partially offset by higher pricing.

Non-GAAP gross profit for the third quarter of 2026 was $83.3 million, compared with $70.7 million for the third quarter of 2025, an increase of $12.6 million or 17.8%. Non-GAAP gross profit margin (non-GAAP gross profit as a percentage of revenues) for the third quarter of 2026 was 45.3% compared with 46.2% for the third quarter of 2025. The increase in non-GAAP gross profit was primarily due to higher shipping volumes. The decrease in non-GAAP gross profit margin was primarily due to non-recurring inventory adjustments, higher factory costs, and unfavorable product mix, partially offset by higher pricing.

Research and Development Expenses

Research and development expenses for the third quarter of 2026 were $11.1 million, compared with $10.0 million for the third quarter of 2025, an increase of $1.1 million or 11.0%. Research and development expenses as a percentage of revenues for the third quarter of 2026 and 2025 were 6.0% and 6.5%, respectively. The increase in expenses was primarily driven by increased development activities related to new products and applications.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2026 were $39.4 million, compared with $34.0 million for the third quarter of 2025, an increase of $5.4 million or 15.9%. Selling and administrative expenses as a percentage of revenues for the third quarter of 2026 and 2025 were 21.4% and 22.2%, respectively. The increase in expenses was primarily driven by incentive compensation, stock-based compensation, sales commissions, additional headcount within the PD segment to support future growth, and annual merit increases. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the third quarter of 2026 was $1.6 million, compared with $2.3 million for the third quarter of 2025, a decrease of $0.7 million. The decrease is primarily due to the absence of imputed interest expense in 2026 on our Seller Note from the CD acquisition, which was paid in full in 2025. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the third quarter of 2026 was $1.3 million, compared with $1.2 million for the third quarter of 2025, a change of $0.1 million. Expense in 2026 is primarily due to unfavorable foreign currency exchange rate changes. Expense in 2025 is primarily due to unfavorable foreign currency exchange rate changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The effective tax rate ("ETR") from continuing operations for the third quarter of 2026 and 2025 was 23.7% and 19.3%, respectively. The ETR from continuing operations for the third quarter of 2025 includes a discrete impact of $0.2 million of tax expense. The discrete items impacting the tax provision for 2025 are primarily attributable to stock-based compensation and the deferred tax impact of a tax rate change. Absent the discrete items, the ETR from continuing operations for the third quarter of 2025 was 18.4%. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the third quarter of 2026 and 2025. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions.

The non-GAAP ETR from continuing operations for the third quarter of 2026 and 2025 was 18.6% and 10.2%, respectively. The non-GAAP ETR from continuing operations for the third quarter 2025 includes a discrete impact of $0.1 million of tax expense. Absent the discrete item, the non-GAAP ETR for the third quarter of 2025 was 9.9%. The change in the non-GAAP ETR was primarily due to a decreased utilization of foreign tax credits and the mix of earnings and losses by taxing jurisdictions.

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter of 2026 was $21.2 million, compared with $18.0 million for the third quarter of 2025, an improvement of $3.2 million. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses and income tax expense.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes ("EBIT") for the third quarter of 2026 was $29.4 million, compared with $24.6 million for the third quarter of 2025, an increase of $4.8 million. EBIT margin (EBIT as a percentage of revenues) for the third quarter of 2026 was 16.0%, compared with 16.1% for the third quarter of 2025. The increase in EBIT was primarily due to higher gross profit. The decrease in EBIT margin was primarily due to higher operating expenses, partially offset by higher revenues.

Adjusted earnings before interest and income taxes ("Adjusted EBIT") from continuing operations for the third quarter of 2026 was $42.4 million, compared with $34.5 million for the third quarter of 2025, an increase of $7.9 million. Adjusted EBIT margin (Adjusted EBIT from continuing operations as a percentage of revenues) for the third quarter of 2026 was 23.0%, compared with 22.6% for the third quarter of 2025. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit and higher revenues, partially offset by higher non-GAAP operating expenses.

Earnings (Loss) from Discontinued Operations, net

We recorded earnings from discontinued operations of $0.4 million for the third quarter of 2026 and a loss of $0.6 million for the third quarter of 2025, which were driven by updates to estimates regarding certain tax liabilities related to CMM's historical operations. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.24 for the third quarter of 2026, compared with $0.21 for the third quarter of 2025, an improvement of $0.03. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses and income tax expense.

Non-GAAP diluted earnings per share from continuing operations was $0.38 for the third quarter of 2026, compared with $0.33 for the third quarter of 2025, an improvement of $0.05. As described above, the improvement is primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and non-GAAP income tax expense.

Results of Operations for the Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Revenues	$503.9	$431.0

Gross profit	$223.0	$183.8
Non-GAAP gross profit	$228.7	$190.2

Earnings from continuing operations before interest and income taxes	$66.2	$41.9
Adjusted earnings from continuing operations before interest and income taxes	$108.6	$83.9

Provision for income taxes	$10.5	$9.0
Non-GAAP provision for income taxes	$18.2	$10.1

Net earnings from continuing operations	$50.9	$25.4
Non-GAAP net earnings from continuing operations	$85.6	$66.3

Earnings per share from continuing operations - diluted	$0.58	$0.29
Non-GAAP diluted earnings per share	$0.98	$0.75

Revenues

Revenues for the nine months ended September 30, 2026 were $503.9 million, compared with $431.0 million for the nine months ended September 30, 2025, an increase of $72.9 million or 16.9%. PD revenues increased $61.2 million due to higher demand in the industrial, electrification, defense, and medtech markets, as well as higher pricing. MSA revenues increased $11.7 million, primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Cost of Goods Sold

COGS for the nine months ended September 30, 2026 was $280.2 million, compared with $242.9 million for the nine months ended September 30, 2025, an increase of $37.3 million or 15.4%. This increase was primarily due to higher shipping volumes, increased production transfer costs in our ceramic capacitor business, and higher factory costs.

Impairment Charges

During the nine months ended September 30, 2025, we recorded an impairment charge of $3.6 million to write down the carrying value of certain machinery and equipment to fair value. For additional information, refer to Note 1. Basis of Presentation to our Consolidated Financial Statements.

Restructuring Charges

During the nine months ended September 30, 2026, we recorded restructuring charges of $0.7 million within Gross profit and $0.3 million within Operating expenses related primarily to headcount reductions within our PD segment.

During the nine months ended September 30, 2025, we recorded restructuring charges of $0.7 million within Gross profit and $2.5 million within Operating expenses primarily related to headcount reductions across the Company to rightsize operations subsequent to the sale of CMM. For additional information, refer to Note 8. Restructuring and Related Activities to our Consolidated Financial Statements.

Gross Profit and Non-GAAP Gross Profit

Gross profit for the nine months ended September 30, 2026 was $223.0 million, compared with $183.8 million for the nine months ended September 30, 2025, an increase of $39.2 million or 21.3%. Gross profit margin for the nine months ended September 30, 2026 was 44.3%, compared with 42.6% for the nine months ended September 30, 2025. The increases in gross profit and gross profit margin were primarily due to higher shipping volumes, impairment charges in 2025 that did not recur in 2026, and higher pricing, partially offset by increased production transfer costs in our ceramic capacitor business and higher factory costs.

Non-GAAP gross profit for the nine months ended September 30, 2026 was $228.7 million, compared with $190.2 million for the nine months ended September 30, 2025, an increase of $38.5 million or 20.2%. Non-GAAP gross profit margin for the nine months ended September 30, 2026 was 45.4% compared with 44.1% for the nine months ended September 30, 2025. The increases in non-GAAP gross profit and non-GAAP gross profit margin were primarily due to higher shipping volumes and pricing, partially offset by higher factory costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 were $33.4 million, compared with $29.7 million for the nine months ended September 30, 2025, an increase of $3.7 million or 12.5%. Research and development expenses as a percentage of revenues for the nine months ended September 30, 2026 and 2025 were 6.6% and 6.9%, respectively. The increase in expenses was primarily driven by increased development activities related to new products and applications.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2026 were $118.0 million, compared with $107.1 million for the nine months ended September 30, 2025, an increase of $10.9 million or 10.2%. Selling and administrative expenses as a percentage of revenues for the nine months ended September 30, 2026 and 2025 were 23.4% and 24.8%, respectively. The increase in expenses was primarily driven by incentive compensation, sales commissions, additional headcount within the PD segment to support future growth, annual merit increases, stock-based compensation, and travel. The decrease in expenses as a percentage of revenues was driven by higher revenues.

Interest Expense, net

Interest expense for the nine months ended September 30, 2026 was $4.8 million, compared with $7.5 million for the nine months ended September 30, 2025, a decrease of $2.7 million. The decrease is primarily due to the absence of imputed interest expense in 2026 on our Seller Note from the CD acquisition, which was paid in full in 2025. For additional information on borrowings and interest expense, refer to Note 9. Borrowings to our Consolidated Financial Statements.

Other Expense, net

Other expense for the nine months ended September 30, 2026 was $5.1 million, compared with $2.6 million for the nine months ended September 30, 2025, a change of $2.5 million. Expense in 2026 and 2025 is primarily due to unfavorable foreign currency changes, partially offset by unrealized gains in our investment balances.

Provision for Income Taxes and Non-GAAP Provision for Income Taxes

The ETR from continuing operations for the nine months ended September 30, 2026 and 2025 was 17.1% and 26.2%, respectively. The ETR from continuing operations for the nine months ended September 30, 2026 and 2025 includes discrete items totaling $4.7 million and $0.1 million of tax benefit, respectively. The discrete items impacting the tax benefit and provision for 2026 and 2025 are primarily attributable to stock-based compensation. Absent the discrete items, the ETR from continuing operations for the nine months ended September 30, 2026 and 2025 was 24.8% and 26.5%, respectively. The Company accrues taxes in various countries where it generates income and applies a valuation allowance in other jurisdictions, which resulted in the provision for the nine months ended September 30, 2026 and 2025. The change in the ETR was due to the mix of earnings and losses by taxing jurisdictions and net discrete items, primarily stock-based compensation.

The non-GAAP ETR from continuing operations for the nine months ended September 30, 2026 and 2025 was 17.5% and 13.2%, respectively. The non-GAAP ETR from continuing operations includes discrete items totaling $0.1 million of tax benefit and $0.1 million of tax expense for the nine months ended September 30, 2026 and 2025, respectively. Absent the discrete items, the non-GAAP ETR from continuing operations for nine months ended September 30, 2026 and 2025 was 17.6% and 13.1%, respectively. The change in the non-GAAP ETR was primarily due to a decreased utilization of foreign tax credits and the mix of earnings and losses by taxing jurisdictions.

Earnings from Continuing Operations

Earnings from continuing operations for the nine months ended September 30, 2026 was $50.9 million, compared to $25.4 million for the nine months ended September 30, 2025, an improvement of $25.5 million. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

Earnings from continuing operations before interest and income taxes for the nine months ended September 30, 2026 was $66.2 million, compared with $41.9 million for the nine months ended September 30, 2025, an increase of $24.3 million. EBIT margin for the nine months ended September 30, 2026 was 13.1%, compared with 9.7% for the nine months ended September 30, 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expenses.

Adjusted earnings before interest and income taxes from continuing operations for the nine months ended September 30, 2026 was $108.6 million, compared with $83.9 million for the nine months ended September 30, 2025, an increase of $24.7 million. Adjusted EBIT margin for the nine months ended September 30, 2026 was 21.6%, compared with 19.5% for the nine months ended September 30, 2025. The increases in Adjusted EBIT and Adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses.

Loss from Discontinued Operations, net

We recorded a loss from discontinued operations of $0.2 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively. The loss from discontinued operations for the nine months ended September 30, 2026 was driven by updates to estimates regarding certain tax liabilities related to CMM's historical operations, partially offset by final adjustments to the CMM sale transaction. The loss from discontinued operations for the nine months ended September 30, 2025 was primarily driven by unfavorable working capital adjustments for the disposal of CMM. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements.

Diluted Earnings per Share from Continuing Operations and Non-GAAP Diluted Earnings per Share from Continuing Operations

Diluted earnings per share from continuing operations was $0.58 for the nine months ended September 30, 2026, compared with $0.29 for the nine months ended September 30, 2025, an improvement of $0.29. As described above, the improvement is primarily due to higher gross profit, partially offset by higher operating expenses.

Non-GAAP diluted earnings per share from continuing operations was $0.98 for the nine months ended September 30, 2026, compared with $0.75 for the nine months ended September 30, 2025, an improvement of $0.23. As described above, the improvement is primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses and non-GAAP income tax expense.
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Gross profit	$81.3	$69.9	$223.0	$183.8
Stock-based compensation expense	0.4	0.3	1.3	1.1
Impairment charges	—	—	—	3.6
Restructuring charges	0.5	0.2	0.7	0.7
Production transfer costs (2)	1.1	0.6	2.8	0.9
Transition services credit (3)	—	(0.3)	(0.5)	(0.7)
Other (4)	—	—	1.4	0.8
Non-GAAP gross profit	$83.3	$70.7	$228.7	$190.2

Net earnings from continuing operations	$21.2	$18.0	$50.9	$25.4
Interest expense, net	1.6	2.3	4.8	7.5
Provision for income taxes	6.6	4.3	10.5	9.0
Earnings from continuing operations before interest and income taxes	29.4	24.6	66.2	41.9
Stock-based compensation expense	6.8	5.9	23.4	22.4
Intangibles amortization expense	4.0	4.0	12.0	12.1
Impairment charges	—	—	—	3.6
Restructuring charges	0.6	0.3	1.0	3.2
Production transfer costs (2)	1.1	0.6	2.8	1.0
Acquisition-related costs (5)	—	(0.1)	—	0.6
Transition services credit (3)	—	(0.5)	(0.8)	(1.7)
Other (4)	0.5	(0.3)	4.0	0.8
Adjusted earnings from continuing operations before interest and income taxes	$42.4	$34.5	$108.6	$83.9

Provision for income taxes	$6.6	$4.3	$10.5	$9.0
Income tax effects of non-GAAP reconciling adjustments (6)	1.0	(1.0)	7.7	1.1
Non-GAAP provision for income taxes	$7.6	$3.3	$18.2	$10.1

Net earnings from continuing operations	$21.2	$18.0	$50.9	$25.4
Non-GAAP reconciling adjustments (7)	13.0	9.9	42.4	42.0
Income tax effects of non-GAAP reconciling adjustments (6)	1.0	(1.0)	7.7	1.1
Non-GAAP net earnings	$33.2	$28.9	$85.6	$66.3

Diluted earnings per share from continuing operations	$0.24	$0.21	$0.58	$0.29
Earnings per share non-GAAP reconciling adjustment (6) (7)	0.14	0.12	0.40	0.46
Non-GAAP diluted earnings per share	$0.38	$0.33	$0.98	$0.75

Diluted average shares outstanding	87.7	87.3	87.9	88.1
Non-GAAP adjustment (8)	(0.8)	0.6	(0.6)	0.7
Non-GAAP diluted average shares outstanding (8)	86.9	87.9	87.3	88.8

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
(4)    Other expenses include foreign currency exchange rate impacts on restructuring balances. Other expenses in 2026 also include foreign currency exchange rate adjustments related to certain balances retained subsequent to the disposal of CMM; these adjustments were not deemed material for 2025 periods.
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
(8)    The number of shares used in the diluted average shares outstanding calculations on a non-GAAP basis excludes the impact of stock-based compensation expense expected to be incurred in future periods and not yet recognized in the financial statements, which would otherwise be assumed to be used to repurchase shares under the GAAP treasury stock method. Non-GAAP diluted average shares outstanding also excludes the impact of certain equity awards that are not yet earned.

Segment Results of Operations for the Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

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

Precision Devices

	Three Months Ended September 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$117.0		$88.2

Earnings from continuing operations before interest and income taxes	$22.0	18.8%	$14.3	16.2%
Stock-based compensation expense	1.3		1.1
Intangibles amortization expense	4.0		4.0
Restructuring charges	0.3		0.3
Production transfer costs (1)	1.1		0.6
Acquisition-related costs (2)	—		(0.1)
Adjusted earnings from continuing operations before interest and income taxes	$28.7	24.5%	$20.2	22.9%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses include ongoing costs to facilitate integration of the CD acquisition.

Revenues

PD revenues were $117.0 million for the third quarter of 2026, compared with $88.2 million for the third quarter of 2025, an increase of $28.8 million or 32.7%. Revenues increased due to higher demand in the electrification, industrial, defense, and medtech markets, as well as higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $22.0 million for the third quarter of 2026, compared with $14.3 million for the third quarter of 2025, an increase of $7.7 million. EBIT margin for the third quarter of 2026 was 18.8%, compared to 16.2% for the third quarter of 2025. The increases were due to higher gross profit, partially offset by higher operating expenses driven by additional headcount to support future growth, sales commissions, and incentive compensation. The gross profit increase was primarily driven by higher shipping volumes and pricing, partially offset by non-recurring inventory adjustments, unfavorable product mix, increased production transfer costs in our ceramic capacitor business, and higher factory costs.

PD Adjusted EBIT was $28.7 million for the third quarter of 2026, compared with $20.2 million for the third quarter of 2025, an increase of $8.5 million. Adjusted EBIT margin for the third quarter of 2026 was 24.5%, compared with 22.9% for the third quarter of 2025. The increases were due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses driven by additional headcount to support future growth, sales commissions, and incentive compensation. The non-GAAP gross profit increase was primarily driven by higher shipping volumes and pricing, partially offset by non-recurring inventory adjustments, unfavorable product mix, and higher factory costs.

MedTech & Specialty Audio

	Three Months Ended September 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$67.0		$64.7

Earnings from continuing operations before interest and income taxes	$24.1	36.0%	$25.0	38.6%
Stock-based compensation expense	1.4		1.2
Restructuring charges	0.3		—
Adjusted earnings from continuing operations before interest and income taxes	$25.8	38.5%	$26.2	40.5%

Revenues

MSA revenues were $67.0 million for the third quarter of 2026, compared with $64.7 million for the third quarter of 2025, an increase of $2.3 million or 3.6%. Revenues increased primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $24.1 million for the third quarter of 2026, compared with $25.0 million for the third quarter of 2025, a decrease of $0.9 million. EBIT margin for the third quarter of 2026 was 36.0%, compared with 38.6% for the third quarter of 2025. The decreases in EBIT and EBIT margin were primarily due to higher operating expenses driven by incentive compensation, partially offset by higher gross profit. The increase in gross profit was driven by higher shipping volumes and favorable product mix, partially offset by lower pricing and higher factory costs.

MSA Adjusted EBIT was $25.8 million for the third quarter of 2026, compared with $26.2 million for the third quarter of 2025, a decrease of $0.4 million. Adjusted EBIT margin for the third quarter of 2026 was 38.5%, compared to 40.5% for the third quarter of 2025. The decreases in adjusted EBIT and adjusted EBIT margin were primarily due to higher non-GAAP operating expenses driven by incentive compensation, partially offset by higher non-GAAP gross profit. Higher non-GAAP gross profit was driven by higher shipping volumes and favorable product mix, partially offset by lower pricing and higher factory costs.

Segment Results of Operations for the Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

Precision Devices

	Nine Months Ended September 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$300.4		$239.2

Earnings from continuing operations before interest and income taxes	$43.5	14.5%	$25.7	10.7%
Stock-based compensation expense	4.9		3.7
Intangibles amortization expense	12.0		12.1
Restructuring charges	0.9		1.7
Production transfer costs (1)	2.8		1.0
Acquisition-related costs (2)	—		0.6
Adjusted earnings from continuing operations before interest and income taxes	$64.1	21.3%	$44.8	18.7%
(1) Production transfer costs represent costs incurred to migrate manufacturing to existing facilities.
(2) These expenses include ongoing costs to facilitate integration of the CD acquisition.

Revenues

PD revenues were $300.4 million for the nine months ended September 30, 2026, compared with $239.2 million for the nine months ended September 30, 2025, an increase of $61.2 million or 25.6%. Revenues increased due to higher demand in the industrial, electrification, defense, and medtech markets, as well as higher pricing.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

PD EBIT was $43.5 million for the nine months ended September 30, 2026, compared with $25.7 million for the nine months ended September 30, 2025, an increase of $17.8 million. EBIT margin for the nine months ended September 30, 2026 was 14.5%, compared to 10.7% for the nine months ended September 30, 2025. The increases were due to higher gross profit, partially offset by higher operating expenses driven by additional headcount to support future growth, sales commissions, and incentive compensation. The gross profit increase was primarily driven by higher shipping volumes and pricing, partially offset by unfavorable product mix, higher production transfer costs in our ceramic capacitor business, and higher factory costs.

PD Adjusted EBIT was $64.1 million for the nine months ended September 30, 2026, compared with $44.8 million for the nine months ended September 30, 2025, an increase of $19.3 million. Adjusted EBIT margin for the nine months ended September 30, 2026 was 21.3%, compared with 18.7% for the nine months ended September 30, 2025. The increases were due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expenses driven by additional headcount to support future growth, sales commissions, and incentive compensation. The non-GAAP gross profit increase was driven by higher shipping volumes and pricing, partially offset by unfavorable product mix and higher factory costs.

MedTech & Specialty Audio

	Nine Months Ended September 30,
(in millions)	2026	Percent of Revenues	2025	Percent of Revenues
Revenues	$203.5		$191.8

Earnings from continuing operations before interest and income taxes	$76.4	37.5%	$65.3	34.0%
Stock-based compensation expense	4.4		4.4
Impairment charges	—		3.6
Restructuring charges	0.3		0.3
Adjusted earnings from continuing operations before interest and income taxes	$81.1	39.9%	$73.6	38.4%

Revenues

MSA revenues were $203.5 million for the nine months ended September 30, 2026, compared with $191.8 million for the nine months ended September 30, 2025, an increase of $11.7 million or 6.1%. Revenues increased primarily due to higher shipping volumes into the hearing health market, partially offset by lower shipping volumes into the specialty audio market.

Earnings and Adjusted Earnings from Continuing Operations Before Interest and Income Taxes

MSA EBIT was $76.4 million for the nine months ended September 30, 2026, compared with $65.3 million for the nine months ended September 30, 2025, an increase of $11.1 million. EBIT margin for the nine months ended September 30, 2026 was 37.5%, compared with 34.0% for the nine months ended September 30, 2025. The increases in EBIT and EBIT margin were primarily due to higher gross profit, partially offset by higher operating expense driven by incentive compensation. The increase in gross profit was driven by higher shipping volumes, impairment charges in 2025 that did not recur in 2026, and favorable product mix, partially offset by higher factory costs and lower pricing.

MSA Adjusted EBIT was $81.1 million for the nine months ended September 30, 2026, compared with $73.6 million for the nine months ended September 30, 2025, an increase of $7.5 million. Adjusted EBIT margin for the nine months ended September 30, 2026 was 39.9%, compared to 38.4% for the nine months ended September 30, 2025. The increases in adjusted EBIT and adjusted EBIT margin were primarily due to higher non-GAAP gross profit, partially offset by higher non-GAAP operating expense driven by incentive compensation. The increase in gross profit was driven by higher shipping volumes and favorable product mix, partially offset by higher factory costs and lower pricing.

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

On December 27, 2024, we completed the sale of CMM to Syntiant for approximately $140.8 million in total consideration, consisting of $63.6 million in cash ($58.0 million net of cash sold) and Syntiant Series D-2 preferred stock with a fair value of $77.2 million. For additional information, refer to Note 3. Discontinued Operations to our Consolidated Financial Statements. The Company shared in certain separation costs pursuant to a credit for up to $13.5 million that Syntiant applied to specified separation costs post-closing. For additional information, refer to Note 1. Basis of Presentation.

We maintain a share repurchase program, that was initially approved by the Board of Directors in February 2020, authorizing the repurchase of up to $100.0 million of our common stock. The share repurchase program does not have an expiration date, and the Board of Directors has authorized the expansion of the program over the years. The authorization was increased by $150.0 million in April 2022, and increased by an additional $150.0 million in February 2025, for a total of $400.0 million in aggregate value. At September 30, 2026, we have $81.5 million remaining that may yet be repurchased under our share repurchase program. The timing and amount of any shares repurchased will be determined by us based on our evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock. During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,387,421 and 3,120,574 shares of common stock, respectively, for a total of $47.5 million and $55.0 million, respectively.

Cash flows from operating, investing, and financing activities as reflected in our Consolidated Statements of Cash Flows and are presented on a consolidated basis, including discontinued operations. Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash flows provided by (used in):
Operating activities	$72.1	$66.8
Investing activities	(24.6)	(16.3)
Financing activities	(54.9)	(88.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.5
Net decrease in cash and cash equivalents	$(7.6)	$(37.6)

Operating Activities

Cash provided by operating activities adjusts net earnings for certain non-cash items, including depreciation expense, amortization of intangible assets, stock-based compensation, changes in deferred income taxes, impairment charges, and the effects of changes in operating assets and liabilities. The increase in cash provided by operating activities for the nine months ended September 30, 2026 is primarily due to higher earnings from continuing operations, less cash used in 2026 to settle obligations related to CMM, and favorable changes in accrual balances, partially offset by an increase in working capital in 2026 and lower customer prepayments in 2026.

Investing Activities

The increase in cash used in investing activities during the nine months ended September 30, 2026 was driven by higher capital expenditures. Our increased capital expenditures in 2026 were due to capacity expansion in our PD segment, including our specialty film product line.

In 2026, we expect capital expenditures to be approximately 5% of revenues.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2026 was primarily related to $47.5 million of repurchases of common stock and $14.9 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $5.8 million from the exercise of options and $2.0 million of net proceeds on the revolving credit facility. Cash used in financing activities during 2025 was primarily related to $55.0 million of repurchases of common stock, $30.0 million of payments on the revolving credit facility, and $7.1 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $3.9 million from the exercise of options.

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

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$72.1	$66.8
Amounts utilized in discontinued operations	14.9	31.2
Non-GAAP net cash attributable to continuing operations	87.0	98.0

Capital expenditures	(24.6)	(16.8)
Amounts attributable to discontinued operations	—	—
Non-GAAP capital expenditures attributable to continuing operations	(24.6)	(16.8)

Non-GAAP net cash attributable to continuing operations	87.0	98.0
Non-GAAP capital expenditures attributable to continuing operations	(24.6)	(16.8)
Adjusted free cash flow	$62.4	$81.2
Adjusted free cash flow as a % of revenues	12.4%	18.8%

During the nine months ended September 30, 2026 we generated adjusted free cash flow of $62.4 million compared to $81.2 million during the nine months ended September 30, 2025. The decrease in adjusted free cash flow in 2026 was primarily due to an increase in working capital, lower customer prepayments, and higher capital expenditures, partially offset by higher earnings from continuing operations and favorable changes in accrual balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2026, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our exposure to market risk as of December 31, 2025, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company maintains a share repurchase program, that was initially approved by its Board of Directors in February 2020, authorizing the repurchase of up to $100.0 million of the Company's common stock. The share repurchase program does not have an expiration date, and the Board of Directors has authorized the expansion of the program over the years. The authorization was increased by $150.0 million in April 2022, and increased by an additional $150.0 million in February 2025, for a total of $400.0 million in aggregate value. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors, and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. Any shares repurchased will be held as treasury stock.

Below is a summary of share repurchases for the three months ended September 30, 2026:

(in millions, except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
July 2026	83,474	$35.94	83,474	$103.4
August 2026	468,325	$36.30	468,325	$86.4
September 2026	143,253	$34.90	143,253	$81.5
Total Activity	695,052	$35.97	695,052

Item 5. Other Information

Director and Officer Trading Plans and Arrangements

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Daniel Giesecke Senior Vice President & Chief Operating Officer	Adopt	8/26/2026	X		30,253	2/12/2027
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Joint Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Knowles Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Earnings (Unaudited) for the three and nine months ended September 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Earnings (Unaudited) for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements (Unaudited) tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES CORPORATION

Date:	October 27, 2026	/s/ John S. Anderson
John S. Anderson
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)